Form 10-K
period 2021-03-31
Cinedigm Corp.
filed 2021-07-30
CIK 1173204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer based on a price of $0.57 per share, the closing price of such common equity on the Nasdaq Global Market, as of September 30, 2020, was $30,930,293. For purposes of the foregoing calculation, all directors, officers and shareholders who beneficially own 10% of the shares of such common equity have been deemed to be affiliates, but the Company disclaims that any of such persons are affiliates.

As of July 23, 2021, 167,800,341 shares of Class A Common Stock, $0.001 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

CINEDIGM CORP.

i

FORWARD-LOOKING STATEMENTS

Various statements contained in this report or incorporated by reference into this report constitute “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “plan,” “intend” or “anticipate” or the negative thereof or comparable terminology, or by discussion of strategy. Forward-looking statements represent as of the date of this report our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. Such forward-looking statements are based largely on our current expectations and are inherently subject to risks and uncertainties. Our actual results could differ materially from those that are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, a number of factors, such as:

●	successful execution of our business strategy, particularly for new endeavors;

●	the performance of our targeted markets;

●	competitive product and pricing pressures;

●	changes in business relationships with our major customers;

●	successful integration of acquired businesses;

●	the content we distribute through our in-theatre, on-line and mobile services may expose us to liability;

●	general economic and market conditions;

●	the effect of our indebtedness on our financial condition and financial flexibility, including, but not limited to, the ability to obtain necessary financing for our business;

●	disruptions to our business due to the COVID-19 pandemic, including workforce inability to perform in the ordinary course due to illness or access restrictions; and

●	the other risks and uncertainties that are set forth in Item 1, “Business”, Item 1A “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

ii

PART I

ITEM 1. BUSINESS

OVERVIEW

Cinedigm Corp. was incorporated in Delaware on March 31, 2000 (“Cinedigm”, and collectively with its subsidiaries, the “Company”). Cinedigm is (i) a leading independent distributor and aggregator of independent film and television content rights distributed across digital, over-the-top (OTT), physical, and home and mobile entertainment platforms as well as (ii) a leading servicer of digital cinema assets on over 6,200 domestic and foreign movie screens.

Over the past several years, Cinedigm has transformed itself from being a digital cinema equipment and physical content distributor to a leading independent streaming company with the planned phasing out of its legacy projector division.

Cinedigm is a leading independent streaming entertainment company serving global enthusiast fan bases. Since our inception, we have played a significant role in the digital distribution revolution that continues to transform the media and entertainment landscape. Cinedigm delivers high-quality, curated content through subscription video on demand (SVOD), dedicated ad-supported (AVOD) and free ad-supported streaming linear (FAST) channels.

Cinedigm’s broad portfolio enables the Company to achieve significant market share on every key consumer streaming device and platform. As the Company achieves distribution to multiple, high-growth territories on a global basis, the Company expects each of these channels will generate high-margin annual revenues to Cinedigm. As its channel portfolio has grown, the Company’s viewership and subscription metrics have grown significantly. The Company currently reaches over 23.8 million streaming channel monthly active viewers. The Company controls a library of over 33,000 film & TV assets, 16 different enthusiast streaming brands across 19 live streaming channels, and over 640,000 subscribers (SVOD) reaching 900 million unique streaming devices globally.

Cinedigm has been a technological pioneer over its history and continues to be one today. Through its world-class, proprietary streaming technology, the Company has become a partner of choice for content producers, rightsholders, and major media companies seeking to monetize their content in the streaming ecosystem. The Company’s streaming technology platform, known as MatchpointTM, is a software-as-a-service platform which automates the distribution of streaming content and OTT channels. The Company has a long legacy in using technology to transform the entertainment industry, and played a pioneering role in transitioning over 11,000 movie screens from traditional analog film prints to digital distribution.

Cinedigm is a leading distributor of independent film and television content. The Company operates a growing portfolio of owned and operated over-the-top (“OTT”) streaming entertainment channels. The Company distributes content for major brands such as Hallmark, Televisa, ITV, Nelvana, ZDF, Konami, NFL, and NHL as well as leading international and domestic content creators, movie producers, television producers and other short form digital content producers. Cinedigm collaborates with producers, major brands and other IP owners to market, source, curate and distribute quality content to targeted audiences through (i) existing and emerging digital home entertainment platforms, including Apple, Amazon Prime, Netflix, Hulu, Xbox, Tubi, PlutoTV, Vudu and cable/satellite video-on-demand (“VOD”) and (ii) packaged distribution of DVD and Blu-ray discs to wholesalers and retailers with sales coverage to over 48,000 retail storefronts, including Walmart, Target, Best Buy and Amazon.

The Company is well positioned in a changing media and entertainment landscape. Cinedigm is capitalizing on an evolving competitive environment where the top of the streaming industry is consolidating including competitors such as Netflix, Amazon Prime, Hulu and Disney Plus while Cinedigm has a complimentary offering as a leading independent distributor with a focus on the enthusiast segment of the market. The company believes the enthusiast segment, focusing on audiences and genres underserved by the major streamers, will be a significant opportunity on a global basis. Today, the Company operate properties in numerous specialty sectors, including faith and family, science fiction, horror, kids, and other major segments. Given our extensive experience in operating and distributing enthusiast content, as well as the Company’s significantly improved financial position, the Company has begun executing an M&A roll-up strategy with a focus on enthusiast channels, content, and supporting technology. Over the past two years, the Company has acquired numerous channels and content libraries. The Company is actively focused on integrating the most recent acquisitions, as well as building and launching a variety of associated critical products, including: Fantawild, Fandor, The Film Detective, Screambox, Films Around the World and other initiatives driving major technological changes in the entertainment industry.

The Company will continue to pursue accretive M&A opportunities in order to grow profitably and fortify its competitive advantage. The Company has completed & integrated four acquisitions between October 2020 and March 31, 2021 with ongoing active M&A pipeline. As part of its M&A strategy, the Company is:

●	Executing on roll-up by completing several content related acquisitions enabling monetization,

●	Focused on acquiring higher quality content and streaming channels,

●	Exploring opportunities for new technology and other revenue channels including NFTs, ecommerce, podcasts and merchandise,

●	Leveraging its proprietary tech platform (MatchpointTM), which allows for on-boarding multiple acquisitions concurrently, and

Some of the evolving consumer habits that are driving consumption of streaming and OTT content include:

●	Continued “cord-cutting” resulting in rise in SVOD & AVOD migration,

●	Consumer preference towards third party channels and content platforms,

●	The rapid adoption of connected televisions and other dedicated streaming devices,

●	A rapid rise in consumption of ad-based content,

●	Increasing demand for underserved content, and the

●	Trend in youth (kids) media consumption across multiple devices and brands.

The Company believes it is positioned to deliver sustained profitable growth in the future by executing on several key initiatives:

●	Content: Delivering high-quality, curated content through subscription video on demand (SVOD) and dedicated ad-supported (AVOD) and free, ad-supported streaming (FAST) channels

●	Technology & Distribution:

○	Dramatically expanding streaming content business through its Matchpoint™ platform,

○	Launching and scaling our channel portfolio – including the building of an umbrella streaming service encompassing all of the company’s brands.

○	Accelerating the Company’s device and platform reach, which has exceeded 900 million consumer devices, and establishing key strategic advantages through partnership deals with connected streaming TV including Samsung, Roku and Vizio, as well as large OEM’s, cable companies and technology platforms including Sinclair Broadcast Group, Samsung, Comcast Xfinity, Roku, Amazon, Vewd and Vizio, and others.

○	Licensing film and TV content to every key player in OTT streaming ecosystem with Amazon, Apple, Netflix and Google.

●	Audience: Growing viewership and subscription numbers significantly beyond our current base of more than 23 million viewers to potentially hundreds of millions of global viewers across billions of connected devices.

●	Financial Performance/Metrics:

○	Paying down debt and enhancing liquidity,

○	Driving EBITDA through incremental revenue growth from new channel launches, expansion of distribution, improved monetization and partnerships, and continuous efforts on cost mitigation.

The Company announced its acquisition of FoundationTV on March 8, 2021, which was consummated on June 9, 2021, and the formation of Cinedigm India, its wholly-owned subsidiary formed to house FoundationTV. In addition to powering Cinedigm’s portfolio of streaming channels and digital video distribution business, the new division will allow Cinedigm to expand their global streaming footprint. The Company is developing a channel umbrella with global reach, which is expected to further enable growth and profitability.

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

On April 10, 2020, the Company entered into another stock purchase agreement (the “April Stock Purchase Agreement”) with five (5) shareholders of Starrise-Bison Global Investment SPC - Bison Global No. 1 SP, Huatai Investment LP, Antai Investment LP, Mingtai Investment LP and Shangtai Asset Management LP, to buy an aggregate of 223,380,000 outstanding Starrise ordinary shares from them and for the Company to issue to them an aggregate of 29,855,081 shares of its Class A common stock in consideration therefor (the “April Share Acquisition”). On April 15, 2020, the April Share Acquisition was consummated and this transaction was also recorded as an equity investment in Starrise. Mingtai is indirectly managed by a subsidiary BFGL, which is controlled by Peixin Xu, one of our directors. BFGL’s subsidiary acts as a manager of Bison Global. Shangtai and Hutai are indirectly managed by a subsidiary of BFGL. Peixin Xu controls the manager of the general partner of Antai.

Starrise’s ordinary shares (HK 1616) are listed on the main board of the Stock Exchange of Hong Kong Limited. Based on the closing price of HKD 0.15 per share on July 23, 2021, calculated at an exchange rate of $7.7698 Hong Kong Dollars to 1 US dollar, Cinedigm’s ownership in Starrise ordinary shares was approximately $7.0 million.

On October 11, 2019, the Company received a letter from the Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s Class A common stock, par value $0.001 per share (the “Common Stock”), for the prior 30 consecutive business days, the Company no longer met the requirement to maintain a minimum bid price of $1 per share (the “Bid Price Rule”), as set forth in Nasdaq Listing Rule 5450(a)(1).

On December 18, 2019, the Company received a letter from Nasdaq indicating that the Company no longer met the requirement to maintain a minimum market value of publicly held shares of $15,000,000 (the “MVPHS Rule”), as set forth in Nasdaq Listing Rule 5450(b)(3)(C).

On April 17, 2020, the Company received notice from Nasdaq that it has suspended, effective April 16, 2020 and until June 30, 2020, relevant grace periods to regain compliance with the Bid Price Rule and the MVPHS Rule due to the global market impact caused by COVID-19. Specifically, (x) no delisting would occur until July 1, 2020, and any extension to reach compliance with the Bid Price Rule, if granted by the Panel, would be further extended by the duration of the suspension, and (y) the Company now had until August 29, 2020 to regain compliance with the MVPHS Rule.

On May 7, 2020, the Company was notified by Nasdaq that the previously disclosed MVPHS Rule deficiency had been cured, that the Company was in compliance, and that Nasdaq considered the matter closed.

On June 17, 2020, the Company was notified by Nasdaq that the previously disclosed Bid Price Rule had been cured and that the Company was in compliance, and that Nasdaq considered the matter closed.

On October 5, 2020, the Company received a letter from the Nasdaq indicating that the Company no longer met the Bid Price Rule.

On February 2, 2021, the Company was notified by Nasdaq that the previously disclosed Bid Price Rule had been cured and that the Company was in compliance, and that Nasdaq considered the matter closed.

On July 20, 2021, Cinedigm Corp. (the “Company”) received a notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) (“Rule 5250(c)(1)”) because the Company did not timely file its Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (the “Form 10-K”) with the Securities and Exchange Commission (the “SEC”). The Notice states that the Company is required to submit a plan to regain compliance with Rule 5250(c)(1) within 60 calendar days from the date of the Notice. If the plan is accepted by Nasdaq, then Nasdaq can grant the Company up to 180 calendar days from the due date of the Form 10-K to regain compliance. The Notice does not result in the immediate delisting of the Common Stock from the Nasdaq Global Market. The filing of this Annual Report on Form 10-K satisfies Rule 5250(c)(1).

Risk and Uncertainties

The COVID-19 pandemic and related economic repercussions created significant volatility and uncertainty impacting the Company’s results for the year. As part of our Content & Entertainment business, the Company sells DVDs and Blu-ray discs at brick-and-mortar stores. With the closure of non-essential retail stores beginning in the spring of 2020, the sale of physical discs through our retail partners declined although this was partially offset by digital purchases of physical product. As part of our Cinema Equipment business, the Company earns revenue when movies are exhibited in theaters. Many movie theaters in the United States closed during the spring of 2020 and remained closed or re-opened on a limited basis through March 31, 2021. The majority of major studios shifted films out of the fiscal year to dates when more screens would be available, and consumers felt safe to return to theaters. Films released during the year had box office results below pre-Covid expectations due to theater closure, limited capacity and new commercial models that permitted viewing day and date via premium video on demand (“PVOD”) and subscription video on demand (“SVOD”). To the extent films are not shown in theaters, we do not earn revenue.

Longer term, there may be a shift in consumer preference towards digital consumption over physical or theatrical viewing. Studios may reduce their theatrical slates to tentpoles and certain genres releasing other content directly on their own streaming services. This decision could negatively impact the Company’s ability to license content for the sale of physical product, if those rights are withheld to create exclusivity to the platform and reduce revenue opportunities for virtual print fees and sales of digital cinema equipment. While the Company has been encouraged by the pace of mass vaccinations, spikes or the emergence of new variants could require future closures.

CONTENT & ENTERTAINMENT

Content Distribution and our Enthusiast Streaming Channels

Cinedigm Entertainment Group, or CEG, is a leading independent content distributor in North America. We are unique among most independent distributors because of our direct relationships with thousands of digital as well as physical retail locations, including Walmart, Target, Apple, Netflix and Amazon, as well as the national Video on Demand platforms. Our library of films and television episodes encompass award winning documentaries from Docurama Films®, acclaimed independent films, festival picks and a wide range of content from brand name suppliers, including Scholastic, NFL, Konami and Hallmark.

Additionally, we are leveraging our infrastructure, technology, content and distribution expertise to rapidly and cost effectively build and expand our streaming digital network businesses, which operates as Cinedigm Networks.

The Company currently operates 16 different enthusiast streaming brands across 19 live streaming channels under a wide array of business models:

Subscription Video on Demand (SVOD) Services:

●	Docurama – a documentary and nonfiction streaming service launched in September 2014

●	CONtv – a fandom-centric service focused on comics, genre films and geek culture, launched in March 2015

●	Dove Channel – a faith and family entertainment service launched in August 2015

●	Viewster Anime – a Japanese Anime streaming service acquired in February, 2018

●	Fandor – an independent film streaming service, acquired in January 2021.

●	Screambox, a horror streaming service acquired in February 2021

Ad-Supported Video on Demand (AVOD) or Free Ad Supported Streaming Television Channels:

●	Dove Channel – a faith and family linear channel launched in 2017

●	Docurama – a documentary and nonfiction linear channel launched in 2018

●	CONtv – a fandom-centric linear channel launched in 2018

●	Comedy Dynamics – a comedy linear channel launched in 2019

●	The Bob Ross Channel, a lifestyle linear channel launched in 2020

●	MyTime, a women’s entertainment linear channel, launched in 2020

●	Gametoon – an esports news and lifestyle linear channel launched in 2020

●	Fashionbox – a fashion lifestyle linear channel launched in 2020

●	WhistleTV – a sports lifestyle channel launched in 2020

●	CONtv Anime, an anime linear channel launched in 2020

●	Bloody Disgusting TV a horror linear channel launched in 2020

●	The Film Detective – a classic film linear channel and on demand platform acquired in 2020

●	Lone star – a classic western channel and on demand platform acquired in 2020

From time to time, the Company will announce channel development deals with a variety of media companies. The timeline for planning and launching a channel varies from months to years and is also dependent on carriage conversations with a wide array of platforms and distributors. We announced three channels in 2020 that remain in development through 2021:

●	LIVX, a music and entertainment channel

●	Party Crashers, a political news channel

●	AudPop, a short form entertainment channel

The digital channels market is a nascent industry, and from time to time, the Company will cease operating or distributing channels that do not find adequate audiences or meet the needs of platforms or audiences. In the prior fiscal year, we elected to cease operating or distributing the following channels:

●	Bambu, a Chinese entertainment linear channel owned and operated by Cinedigm

●	Hallypop, a Korean music and lifestyle linear channel distributed by Cinedigm

●	CombatGo, an international combat sports linear channel distributed by Cinedigm

We distribute our streaming channels in several distinct ways: direct to consumer, through major application platforms such as the web, iOS, Android, Roku, Apple TV, Amazon Fire, Vizio, and Samsung; and through third party distributors of content on emerging platforms such as Amazon Prime, Twitch, Xumo and Sling/ Dish, and a wide variety of Smart TV manufacturers globally. Through our rapidly expanding base of distribution arrangements, Cinedigm has an estimated addressable device footprint of more than 330 million devices in North America and more than 370 million internationally. Our focus in the near term will be to expand our market position in the FAST and AVOD divisions of the streaming industry, taking advantage of the shift of more than $70 billion dollars in television advertising revenue to the OTT market. We believe our scale channel portfolio, our superior capabilities in launching and managing channels at scale, and our strategic partnerships with key content owners and platforms will provide us a strategic advantage to gain considerable market share in the immediate future.

Our Strategy

The shift from traditional entertainment consumption to streaming is accelerating. We believe that our large library of film and television episodes, long-standing relationships with digital platforms, state of the art technologies and years of experience operating and growing streaming audiences will allow us to continue to build a diversified portfolio of enthusiasts OTT channels that generate recurring revenue streams from advertising, merchandising and subscriptions. We believe that our success, market leadership and scale will continue to attract strong brands and media companies who bring name recognition, high-quality film and television content, and strong marketing support (together our “Streaming” business).

We believe that we are well positioned to succeed in the streaming channel business for the following key reasons:

●	More than 13 years of experience as a primary distributor of content to scale 3rd party OTT platforms such as Netflix, Hulu, Amazon Prime, Apple iTunes and more, and nearly seven years of history operating OTT channels with millions of downloads, hundreds of thousands of registered users, and hundreds of millions of discrete data points on our customer’s behavior and preferences,

●	The depth and breadth of our almost 33,000 title film and television episode library,

●	Our digital assets and deep, long-standing relationships as launch partners that cover the major digital platforms and devices,

●	Our marketing expertise,

●	Our flexible releasing strategies, which differ from larger entertainment companies that need to protect their legacy businesses,

●	Our proprietary streaming technology enabling us to operate at scale and at lower operating costs than our competitors, and

●	Our experienced management team

Intellectual Property

We own certain copyrights, trademarks and Internet domain names in connection with the Content & Entertainment business. We view these proprietary rights as valuable assets. We maintain registrations, where appropriate, to protect them and monitor them on an ongoing basis.

Customers

For the fiscal year ended March 31, 2021, two customers, Amazon and Walmart each represented 10% or more of CEG’s revenues and approximately 10% of our consolidated revenues.

Competition

Numerous companies are engaged in various forms of producing and distributing independent movies and alternative content. These competitors may have significantly greater financial, marketing and managerial resources than we do, may have generated greater revenue and may be better known than we are at this time.

Competitors to our Content & Entertainment and Digital Networks segment is as follows:

●	Entertainment One (eOne) Ltd.

●	IFC Entertainment

●	Lionsgate Entertainment

●	Magnolia Pictures

●	RLJ Entertainment, Inc.

●	AMC Networks

CINEMA EQUIPMENT BUSINESS

The Phase I Deployment and Phase II Deployment operations consist of the following:

Operations of:	Products and services provided:
Cinema Equipment Business

Financing vehicles and administrators for 3,122 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 3,104 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

We retain ownership of our digital cinema equipment (the “Systems”) and the residual cash flows related to the Systems in Phase I Deployment after the after the end of the 10-year deployment payment period.

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

PHASE I DEPLOYMENT AND PHASE II DEPLOYMENT

In June 2005, we formed our Phase I Deployment division in order to purchase up to 4,000 Systems under an amended framework agreement with Christie Digital Systems USA, Inc. (“Christie”). As of March 31, 2021, Phase I Deployment had 3,122 Systems installed.

In October 2007, we formed our Phase II Deployment division for the administration of up to 10,000 additional Systems. As of March 31, 2021, Phase II Deployment had 3,104 of such Systems installed.

Our Phase I Deployment and Phase II Deployment divisions own and license Systems to theatrical exhibitors and collect virtual print fees (“VPFs”) from motion picture studios and distributors, as well as alternative content fees (“ACFs”) from alternative content providers and theatrical exhibitors, when content is shown on exhibitors’ screens. We have licensed the necessary software and technology solutions to the exhibitor and have facilitated the industry’s transition from analog (film) to digital cinema. As part of the Phase I Deployment of our Systems, we have agreements with nine motion picture studios and certain smaller independent studios and exhibitors, allowing us to collect VPFs and ACFs when content is shown in theatres, in exchange for having facilitated and financed the deployment of Systems. Cinedigm Digital Funding I, LLC (“Phase 1 DC”) has agreements with 17 theatrical exhibitors that license our Systems in order to show digital content distributed by the motion picture studios and other providers, including Content & Entertainment, which is described below.

Beginning in December 2015, certain of our digital cinema equipment began to reach the conclusion of their 10-year deployment payment period with certain distributors and, therefore, revenues ceased to be recognized on such Systems, related to such distributors. Furthermore, because the Phase I Deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I Deployment Systems has ended. As of March 31, 2021, all of our 3,122 systems from the Phase I Deployment phase of our cinema equipment business segment had ceased to earn a significant portion of VPF revenue from certain major studios, although various other studios, consisting mostly of small independent studios, continued to pay VPFs through March 31, 2021. We expect to continue to earn such ancillary revenue from the cinema equipment segment through December of 2021; however, such amounts are expected to be significantly less material to our consolidated financial statements. The reduction in VPF revenue on cinema equipment business systems approximately coincided with the conclusion of certain of our non-recourse debt obligations and, therefore, the reduced cash outflows related to such non-recourse debt obligations partially offset the reduced VPF revenue since November 2017.

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we have begun, and expect to continue, to pursue the sale of the Systems to such exhibitors. Such sales were as originally contemplated as the conclusion of the digital cinema deployment plan. Cinedigm completed the sale of approximately 2,177 digital projection Systems for an aggregate sales price of approximately $6.7 million during the year ended March 31, 2021.

Our Phase II Deployment division has entered into digital cinema deployment agreements with eight motion picture studios, and certain smaller independent studios and exhibitors, to distribute digital movie releases to exhibitors equipped with our Systems, for which we and our wholly owned, non-consolidated subsidiary Cinedigm Digital Funding 2, LLC (“CDF2 Holdings”) earn VPFs. As of March 31, 2021, our Phase II Deployment division has master license agreements with 102 exhibitors covering 3,104 screens, whereby the exhibitors agreed to install our Systems. As of March 31, 2021, we had 3,104 Access Digital Phase 2 Corp. (“Phase 2 DC”) Systems installed, including 1,717 screens under the exhibitor-buyer structure (“Exhibitor-Buyer”), and 1,387 screens covering 23 exhibitors through CDF2.

Exhibitors paid us an installation fee of up to $2.0 thousand per screen out of the VPFs collected by our Services division. We manage the billing and collection of VPFs and remit to exhibitors all VPFs collected, less an administrative fee of approximately 10%. For Phase 2 DC Systems we own and finance on a non-recourse basis, we typically received a similar installation fee of up to $2.0 thousand per screen and an ongoing administrative fee of approximately 10% of VPFs collected. We have recorded no debt, property and equipment, financing costs or depreciation in connection with Systems covered under the Exhibitor-Buyer Structure and CDF2 Holdings.

VPFs are earned pursuant to contracts with movie studios and distributors, whereby amounts are payable to our Phase I and Phase II deployment businesses according to fixed fee schedules, when movies distributed by studios are displayed in movie theatres using our installed Systems. One VPF is payable to us upon the initial booking of a movie, for every movie title displayed per System. Therefore, the amount of VPF revenue that we earn depends on the number of unique movie titles released and displayed using our Systems. Our Phase II Deployment division earns VPF revenues only for Systems that it owns.

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

SERVICES

Our Services division provides monitoring, billing, collection, verification and other management services to Phase 1 DC and Phase 2 DC as well as to exhibitor-buyers who purchase their own equipment. Our Services division provides such services to the 3,122 screens in the Phase I Deployment for a monthly service fee equal to 5% of the VPFs earned by Phase 1 DC and an incentive service fee equal to 2.5% of the VPFs earned by Phase 1 DC. The Services division also provides services to the 3,104 Phase II Systems deployed, for which we typically receive a monthly fee of approximately 10% of the VPFs earned by Phase 2 DC. The total Phase II service fees are subject to an annual limitation under the terms of our agreements with motion picture studios and are determined based upon the respective Exhibitor-Buyer Structure, or CDF2 agreements. Unpaid service fees in any period remain an obligation to Phase 2 DC in the cost recoupment framework. Such fees are not recognized as income or accrued as an asset on our balance sheet given the uncertainty of the receipt and the timing thereof as future movie release and bookings are not known. Service fees are accrued and recognized only on deployed Phase II Systems. As a result, the annual service fee limitation is variable until these fees are paid.

In February 2013, we (i) assigned to our wholly owned subsidiary, Cinedigm DC Holdings LLC (“DC Holdings”), the right and obligation to service the digital cinema projection systems from the Phase I Deployment and certain systems that were part of the Phase II Deployment, (ii) delegated to DC Holdings the right and obligation to service certain other systems that were part of the Phase II Deployment and (iii) assigned to DC Holdings the right to receive servicing fees from the Phase I and Phase II Deployments. We also transferred to DC Holdings certain of our operational staff whose responsibilities and activities relate solely to the operation of the servicing business and to provide DC Holdings with the right to use the supporting software and other intellectual property associated with the operation of the servicing business.

Our Services division also has international servicing partnerships in Australia and New Zealand with the Independent Cinema Association of Australia and serviced 107 screens as of March 31, 2021, at which time we ceased providing servicing to such parties.

Competition

Our Services division faces limited competition domestically in its digital cinema services business as the major Hollywood movie studios have only signed digital cinema deployment agreements with five entities, including us, and the deployment period in North America is now complete. Competitors include: Digital Cinema Implementation Partners (“DCIP”), a joint venture of three large exhibitors (Regal Entertainment Group, AMC Entertainment Holdings, Inc. and Cinemark Holdings, Inc.) focused on managing the conversions of those three exhibitors; Sony Digital Cinema, to support the deployment of Sony projection equipment; Christie Digital USA, Inc., to support the deployment of Christie equipment; and GDC, Inc., to support the deployment of GDC equipment. We have a significantly greater market share than all other competitors except for the DCIP consortium, which services approximately 18,000 total screens representing its consortium members.

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

EMPLOYEES

As of March 31, 2021, we had 72 employees, with 4 part-time/temporaries and 68 full-time, of which 18 are in sales and marketing, 23 are in operations, and 31 are in executive, finance, technology and administration functions.

AVAILABLE INFORMATION

Our Internet website address is www.cinedigm.com. We will make available, free of charge at the “Investor Relations - Financial Information” section of our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those reports and statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding companies that file electronically with the Commission. This information is available at www.sec.gov, the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

Risks Related to our Business

We maintain an amount of outstanding indebtedness, which could impair our ability to operate our business and react to changes in our business, remain in compliance with debt covenants and make payments on our debt.

We maintain an amount of outstanding indebtedness, which could impair our ability to operate our business and react to changes in our business, remain in compliance with debt covenants and make payments on our debt. Our level of indebtedness could require a significant portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities.

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

We have encountered and may continue to encounter the challenges, uncertainties and difficulties frequently experienced in new and rapidly evolving markets, including:

●	limited operating experience;

●	net losses;

●	lack of sufficient customers or loss of significant customers;

●	a changing business focus;

●	the downward trend in sales of physical DVD and Blu-ray discs;

●	rapidly-changing technology for some of the products and services we offer; and

●	difficulties in managing potentially rapid growth.

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

Strategic and financially appropriate acquisitions are a key component of our growth strategy. Although there are no acquisitions identified by us as probable at this time, we may make acquisitions of similar or complementary businesses or assets. Even if we identify appropriate acquisition candidates, we may be unable to negotiate successfully the terms of the acquisitions, finance them, integrate the acquired business into our then existing business, obtain required regulatory approvals, and/or attract and retain customers. Completing an acquisition and integrating an acquired business may require a significant diversion of management time and resources and may involve assuming new liabilities. Any acquisition also involves the risks that the assets acquired may prove less valuable than expected and/or that we may assume unknown or unexpected liabilities, costs and problems. If we make one or more significant acquisitions in which any of the consideration consists of our capital stock, your equity interest in the Company could be diluted, perhaps significantly. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash or obtain additional financing to consummate them.

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

We depend heavily on technology and viewing content to operate our business. Our success depends on protecting our intellectual property, which is one of our most important assets. We have intellectual property consisting of:

●	rights to certain domain names;

●	registered service marks on certain names and phrases;

●	various unregistered trademarks and service marks;

●	film, television and other forms of viewing content;

●	know-how; and

●	rights to certain logos.

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

Our debt obligations could impair our financial flexibility and restrict our business significantly.

We now have, and will continue to have, debt obligations. We have a credit facility with East West Bank (the “Credit Facility”), of which the principal amount outstanding was $1.9 million as of March 31, 2021. In February 2021, we fully paid off our previous second lien loan facility (the “Second Secured Lien Notes”), of which the principal amount outstanding was approximately $8.2 million as of March 31, 2020. Our two outstanding convertible notes in the aggregate principal amount of $15 million were converted into equity in September 2020. We also received a Paycheck Protection Program loan in May 2020 having a principal amount of $2.1 million, which amount plus accrued interest were forgiven in full effective June 30, 2021.

As of March 31, 2021, total indebtedness of our consolidated subsidiaries (not including guarantees of our debt) was $2.0 million, which does not include the loan from Prospect Capital (the “Prospect Loan”). In connection with the Prospect Loan, we provided a limited recourse guaranty pursuant to which Cinedigm guaranteed certain representations and warranties and performance obligations with respect to the Prospect Loan in favor of the collateral agent and the administrative agent for the Prospect Loan. Cinedigm Corp. has provided a limited recourse guaranty in respect of a portion of this indebtedness $7.8 million as of March 31, 2021 pursuant to which it agreed to become a primary obligor of such indebtedness in certain specified circumstances, none of which have occurred as of the date hereof.

The obligations and restrictions under the Credit Facility, the Prospect Loan, and our other debt obligations could have important consequences for us, including:

●	limiting our ability to obtain necessary financing in the future; and

●	requiring us to dedicate a substantial portion of our cash flow to payments on our debt obligations,

●	thereby reducing the availability of our cash flow to fund working capital, capital expenditures

●	and other corporate requirements or expansion of our business.

CDF2 and CDF2 Holdings are our indirect wholly owned, non-consolidated VIEs that are intended to be special purpose, bankruptcy remote entities. CDF2 Holdings has entered into the CHG Lease pursuant to which CHG provided sale/leaseback financing for digital cinema projection systems that were partially financed as part of the Phase II deployment of our Digital Equipment segment. The CHG Lease is non-recourse to Cinedigm and our subsidiaries, excluding our VIEs, CDF2 and CDF2 Holdings, as the case may be. Although the Phase II financing arrangements undertaken by CDF2 and CDF2 Holdings are important to us with respect to the success of our Phase II Deployment, our financial exposure related to the debt of CDF2 and CDF2 Holdings is limited to the $2.0 million initial investment we made into CDF2 and CDF2 Holdings. CDF2 Holding’s total stockholder’s deficit at March 31, 2021 was $46.3 million. We have no obligation to fund the operating loss or the deficit beyond our initial investment, and accordingly, we carried our investment in CDF2 Holdings at $0 as of March 31, 2021 and 2020.

The obligations and restrictions under the CHG Lease could have important consequences for CDF2 and CDF2 Holdings, including:

●	Limiting our ability to obtain necessary financing in the future;

●	restricting us from incurring liens on the digital cinema projection systems financed and from

●	subleasing, assigning or modifying the digital cinema projection systems financed; and

●	requiring them to dedicate a substantial portion of their cash flow to payments on their debt obligations, thereby reducing the availability of their cash flow for other uses.

If we are unable to meet our debt obligations, we could be forced to restructure or refinance our obligations, to seek additional equity financing or to sell assets, which we may not be able to do on satisfactory terms or at all. As a result, we could default on those obligations and in the event of such default, our lenders could accelerate our debt or take other actions that could restrict our operations.

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

The Credit Facility restricts our ability and the ability of our subsidiaries that have guaranteed the obligations under the Credit Facility, subject to certain exceptions, to, among other things:

●	make investments;

●	incur other indebtedness or liens;

●	create or acquire subsidiaries;

●	engage in a new line of business;

●	pay dividends;

●	sell assets;

●	acquire, consolidate with, or merge with or into other companies; and

●	enter into transactions with affiliates.

The agreements governing the Prospect Loan restrict the ability of DC Holdings LLC and its subsidiaries, and ADCP2 and its subsidiaries, subject to certain exceptions, to, among other things:

●	make certain capital expenditures and investments;

●	incur other indebtedness or liens;

●	engage in a new line of business;

●	sell assets;

●	acquire, consolidate with, or merge with or into other companies; and

●	enter into transactions with affiliates.

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

Based on our current level of operations and in conjunction with the cost reduction measures that we have recently implemented and continue to implement, we believe our cash flow from operations, available borrowings and loan and credit agreement terms will be adequate to meet our future liquidity needs through at least the next twelve months. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as:

●	reducing capital expenditures;

●	reducing our overhead costs and/or workforce;

●	reducing research and development efforts;

●	selling assets;

●	restructuring or refinancing our remaining indebtedness; and

●	seeking additional funding.

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

We have incurred losses since our inception in March 2000 and have financed our operations principally through equity raises and borrowings. As of March 31, 2021, we had negative working capital, defined as current assets less current liabilities, of $14.2 million, and cash, cash equivalents and restricted cash totaling $17.8 million. We have total equity of $15.8 million. During the fiscal year ended March 31, 2021, we used $20.0 million of net cash flows from operating activities.

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

We face risks associated with our business in China.

In November 2017, Bison, a Hong Kong-based entity that does business in mainland China as well as other locations, became our majority owner. We anticipated that Bison’s presence and relationships in China will provide us with assistance in expanding our business to China. In January 2018, we announced a strategic alliance with Starrise Media Holdings Limited, a leading Chinese entertainment company whose ordinary shares are listed on the Hong Kong Stock Exchange (“Starrise”), to release films in China theatrically and to digital platforms, and to evaluate opportunities to jointly produce Chinese/American film co-productions, and in February and April 2020, we acquired approximately 26% of the outstanding ordinary shares of Starrise. Accordingly, we are exposed to risks of doing business in China. As a result, the economic, political, legal and social conditions in China could have a material adverse effect on our business. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we may have with third parties, including our ability to protect the intellectual property we use in China. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. Some of the other risks related to doing business in China include:

●	the Chinese government exerts substantial influence over the manner in which we must conduct our business activities;

●	restrictions on currency exchange may limit our ability to receive and use our cash effectively;

●	the Chinese government may favor local businesses and make it more difficult for foreign businesses to operate in China on an equal footing, or generally;

●	there are increased uncertainties related to the enforcement of contracts with certain parties; and

●	more restrictive rules on foreign investment could adversely affect our ability to expand our operations in China

As a result of our growing operations in China, these risks could have a material adverse effect on our business, results of operations and financial condition.

We are subject to risks from our equity investment in a foreign company.

We own approximately 22% of the outstanding ordinary shares of Starrise, a company that operates in China and whose ordinary shares trade on the Hong Kong Stock Exchange. We have partnered with Starrise in the past, and continue to do so, with respect to the release of U.S.-sourced content in China and China-sourced content in the U.S. We may experience consequences from economic and regulatory events and requirements outside of the United States that affect the value of these shares and their value to us, including changes in regulatory requirements that affect Starrise, fluctuations in international currency exchange rates, volatility in international political and economic environments, public disclosure requirements, and unforeseen developments and conditions, including terrorism, war, epidemics and international tensions and conflicts. No assurance can be made that, if we were to sell these shares on the Hong Kong Stock Exchange in Hong Kong currency, we would receive the full value in U.S. dollars upon repatriating the proceeds, based on fluctuating currency exchange rates.

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

Our Studio Agreements account for a significant portion of our service revenue within Phase 2. Our service fee revenue associated with these studios generated 1.4% of our consolidated revenues for the fiscal year ended March 31, 2021.

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

As a distributor of media content, we may face potential liability for:

●	defamation;

●	invasion of privacy;

●	negligence;

●	copyright or trademark infringement (as discussed above); and

●	other claims based on the nature and content of the materials distributed.

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

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of COVID-19. The COVID-19 pandemic and related economic repercussions created significant volatility and uncertainty impacting the Company’s results for the year. As part of our Content & Entertainment business, the Company sells DVDs and Blu-ray discs at brick-and-mortar stores. With the closure of non-essential retail stores beginning in the spring of 2020, the sale of physical discs through our retail partners declined although this was partially offset by digital purchases of physical product. As part of our Cinema Equipment business, the Company earns revenue when movies are exhibited in theaters. Many movie theaters in the United States closed during the spring of 2020 and remained closed or re-opened on a limited basis through March 31, 2021. The majority of major studios shifted films out of the fiscal year to dates when more screens would be available, and consumers felt safe to return to theaters. Films released during the year had box office results below pre-Covid expectations due to theater closure, limited capacity and new commercial models that permitted viewing day and date via premium video on demand (“PVOD”) and subscription video on demand (“SVOD”). To the extent films are not shown in theaters, we do not earn revenue.

Longer term, there may be a shift in consumer preference towards digital consumption over physical or theatrical viewing. Studios may reduce their theatrical slates to tentpoles and certain genres releasing other content directly on their own streaming services. This decision could negatively impact the Company’s ability to license content for the sale of physical product, if those rights are withheld to create exclusivity to the platform and reduce revenue opportunities for virtual print fees and sales of digital cinema equipment. While the Company has been encouraged by the pace of mass vaccinations, spikes or the emergence of new variants could require future closures. These changes could negatively impact results of operations, financial conditional and cash flows.

We have identified two material weaknesses in our internal control over financial reporting and, as such, a material misstatement of the annual or interim financial statement may not be prevented or detected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports. Nevertheless, all internal control systems, no matter how well designed, have inherent limitations. We identified two material weaknesses in our internal control over financial reporting during the 2021 fiscal year. The material weaknesses relate to (i) the fact that we have limited accounting personnel with sufficient expertise, accounting knowledge and training in United States generally accepted accounting principles (“GAAP”) and financial reporting requirements and (ii) ineffective information and communication controls. See Item 9A, “Controls and Procedures,” for additional information. If we fail to achieve and maintain effective controls and procedures for financial reporting, we may be unable to provide timely and accurate financial information. This may cause investors to lose confidence in our reported financial information. This may also have an adverse effect on the trading price of our Class A common stock, give rise to an investigation by the SEC, and possible civil or criminal sanctions. Additionally, ineffective internal control over financial reporting could place us at increased risk of fraud or misuse of corporate assets.

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

The trading price of the Class A common stock has been volatile and may continue to be volatile in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on an investment in our securities:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results;

●	success of competitors;

●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning us, the market for digital and physical content, content distribution and entertainment in general;

●	operating and stock price performance of other companies that investors deem comparable to us;

●	our ability to market new and enhanced products on a timely basis;

●	changes in laws and regulations affecting our business or our industry;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of shares of the Class A common stock available for public sale;

●	any major change in our board of directors or management;

●	sales of substantial amounts of Class A common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

●	general economic and political conditions such as recessions, interest rates, international currency fluctuations and acts of war or terrorism.

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

These provisions include:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	the requirement that an annual meeting of stockholders may be called only by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	limiting the liability of, and providing indemnification to, our directors and officers;

●	controlling the procedures for the conduct and scheduling of stockholder meetings; and

●	providing that directors may be removed prior to the expiration of their terms by the Board of Directors only for cause.

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

We may not be able to maintain the listing of our Common Stock on Nasdaq, which may adversely effect the flexibility of holders of Common Stock to resell their securities in the secondary market.

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

We have never paid any cash dividends on our Class A common stock and have no present plans to do so. In addition, certain of our credit facilities restrict our ability to pay dividends on the Class A common stock. As a result, you may not receive any return on an investment in our Class A common stock unless you sell any shares you hold for a price greater than that which you paid for them.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operated from the following leased properties at March 31, 2021.

Location	Square Feet (Approx.)	Lease Expiration Date	Primary Use
New York City, New York	3,500	October, 2021 (1)	Corporate executive and administrative headquarters. Shared between all business segments.

(1)	Company moved into the premises in March 2020.

We believe that we have sufficient space to conduct our business for the foreseeable future. All of our leased properties are, in the opinion of our management, in satisfactory condition and adequately covered by insurance.

We do not own any real estate or invest in real estate or related investments.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CLASS A COMMON STOCK

Our Class A Common Stock trades publicly on The Nasdaq Global Market (“Nasdaq”), under the trading symbol “CIDM”. The following table shows the high and low sales prices per share of our Class A Common Stock as reported by Nasdaq for the periods indicated:

	For the Fiscal Year Ended March 31,
	2021		2020
	HIGH	LOW	HIGH	LOW
April 1 – June 30	$3.20	$0.32	$2.00	$1.29
July 1 – September 30	$2.49	$0.55	$1.36	$0.85
October 1 – December 31	$1.09	$0.45	$1.09	$0.69
January 1 – March 31	$2.33	$0.69	$0.82	$0.29

The last reported closing price per share of our Class A Common Stock as reported by Nasdaq on July 23, 2021 was $1.46 per share. As of July 23, 2021, there were 69 holders of record of our Class A Common Stock, not including beneficial owners of our Class A Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

The holders of our Series A 10% Non-Voting Cumulative Preferred Stock are entitled to receive dividends. There were $89 thousand of cumulative dividends in arrears on the Preferred Stock at March 31, 2021.

SALES OF UNREGISTERED SECURITIES

None.

PURCHASE OF EQUITY SECURITIES

There were no purchases of shares of our Class A Common Stock made by us or on our behalf during the twelve months ended March 31, 2021 and 2020.

ITEM 6. [RESERVED]

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

OVERVIEW

Since our inception, we have played a significant role in the digital distribution revolution that continues to transform the media landscape. In addition to our pioneering role in transitioning approximately 12,000 movie screens from traditional analog film prints to digital distribution, we have become a leading distributor of independent content, both through organic growth and acquisitions. We distribute products for major brands such as the Hallmark, Televisa, ITV, Nelvana, ZDF, Konami, NFL, NHL and Scholastic, as well as leading international and domestic content creators, movie producers, television producers and other short form digital content producers. We collaborate with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to, iTunes, Amazon Prime, Netflix, Hulu, Xbox, Sony PlayStation, Tubi and cable video-on-demand (“VOD”), and (ii) physical goods, including DVD and Blu-ray Discs.

We report our financial results in two primary segments as follows: (1) cinema equipment business and (2) media content and entertainment business (“Content & Entertainment” or “CEG”). The cinema equipment business segment consists of the non-recourse, financing vehicles and administrators for our digital cinema equipment (the “Systems”) installed in movie theatres throughout North America and several international countries. It also provides fee-based support to over 6,200 movie screens as well as directly to exhibitors and other third-party customers in the form of monitoring, billing, collection and verification services. Our Content & Entertainment segment is a market leader in: (1) ancillary market aggregation and distribution of entertainment content and (2) branded and curated over-the-top (“OTT”) digital network business providing entertainment channels and applications.

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

We are structured so that our cinema equipment business segment operates independently from our Content & Entertainment business. As of March 31, 2021, we had approximately $7.8 million of non-recourse outstanding debt principal that relates to, and is serviced by, our cinema equipment business. We have approximately $4.1 million of outstanding debt principal, as of March 31, 2021 that is attributable to our Content & Entertainment and Corporate segments.

Risks and Uncertainties

The COVID-19 pandemic and related economic repercussions created significant volatility and uncertainty impacting the Company’s results for the year. As part of our Content & Entertainment business, the Company sells DVDs and Blu-ray discs at brick-and-mortar stores. With the closure of non-essential retail stores beginning in the spring of 2020, the sale of physical discs through our retail partners declined although this was partially offset by digital purchases of physical product. As part of our Cinema Equipment business, the Company earns revenue when movies are exhibited in theaters. Many movie theaters in the United States closed during the spring of 2020 and remained closed or re-opened on a limited basis through March 31, 2021. The majority of major studios shifted films out of the fiscal year to dates when more screens would be available, and consumers felt safe to return to theaters. Films released during the year had box office results below pre-Covid expectations due to theater closure, limited capacity and new commercial models that permitted viewing day and date via premium video on demand (“PVOD”) and subscription video on demand (“SVOD”). To the extent films are not shown in theaters, we do not earn revenue.

Longer term, there may be a shift in consumer preference towards digital consumption over physical or theatrical viewing. Studios may reduce their theatrical slates to tentpoles and certain genres releasing other content directly on their own streaming services. This decision could negatively impact the Company’s ability to license content for the sale of physical product, if those rights are withheld to create exclusivity to the platform and reduce revenue opportunities for virtual print fees and sales of digital cinema equipment. While the Company has been encouraged by the pace of mass vaccinations, spikes or the emergence of new variants could require future closures.

Liquidity

We have incurred net losses historically and have an accumulated deficit of $474.1 million and negative working capital of $14.2 million as of March 31, 2021. We may continue to generate net losses for the foreseeable future. In addition, we have debt-related contractual obligations as of March 31, 2021 and beyond. Based on these conditions, the Company entered into the following transactions:

Capital Raises

On February 2, 2021, the Company entered into a Securities Purchase Agreement with a single institutional investor for the purchase and sale of 5,600,000 shares of Class A common stock at a purchase price of $1.25 per share, in a registered direct offering, pursuant to an effective shelf registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission on July 10, 2020 (File No. 333-239710) and an applicable prospectus supplement. The closing of the sale occurred on February 5, 2021. The aggregate gross proceeds for the sale was approximately $7.0 million. The net proceeds to the Company from the sale, after deducting the fees of the placement agent but before paying the Company’s estimated offering expenses, was approximately $6.5 million.

In July 2020, we entered into an At-the-Market sales agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) and B. Riley FBR, Inc. (“B. Riley” and, together with A.G.P., the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of Common Stock at the market prices prevailing on Nasdaq at the time of the sale of such shares. The Company is not obligated to sell any shares under the ATM Sales Agreement. Any sales of shares made under the ATM Sales Agreement will be made pursuant to an effective registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission on July 10, 2020 (File No. 333-239710), for an aggregate offering price of up to $30 million. During the year ended March 31, 2021, we sold 28,405,840 shares of Common Stock under the ATM Sales Agreement. Net proceeds from such sales totaled $18.6 million.

On July 16, 2020, the Company entered into a securities purchase agreement with certain investors for the purchase and sale of 7,213,334 shares of Class A common stock, par value $0.001 per share, at a purchase price of $1.50 per share, in a registered direct offering, pursuant to an effective shelf registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission on July 10, 2020 (File No. 333-239710) and an applicable prospectus supplement. The closing of the sale occurred on July 20, 2020. The aggregate gross proceeds for the sale was approximately $10.8 million. The net proceeds to the Company from the sale, after deducting the fees of the placement agents but before paying the Company’s estimated offering expenses, is approximately $10.1 million.

On May 20, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors (the “Investors”) for the purchase and sale of 10,666,666 shares of the Class A common stock, at a purchase price of $0.75 per share, in a registered direct offering, pursuant to an effective shelf registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission on May 14, 2020 (File No. 333-238183) and an applicable prospectus supplement. The closing of the sale occurred on May 22, 2020. The aggregate gross proceeds for the sale was $8.0 million. The net proceeds to the Company from the sale, after deducting the fees of the placement agents but before paying the Company’s estimated offering expenses, were approximately $7.1 million.

As of March 31, 2021, there is still approximately $38.0 million available under our shelf registration to raise additional capital.

Sale of Cinematic Equipment

On March 17, 2021, the Company entered into two separate agreements for the sale of cinematic equipment to American Multi-Cinema, Inc. (“AMC”). The agreement included the sale in tranches of a total of 2,369 cinematic projectors starting in March 2021 throughout January 2023 for a total cash consideration of $10.8 million. As of March 31, 2021 the Company executed the sale of the first tranche and recognized revenue for $300 thousand. A portion of the total proceeds will be utilized to eliminate the remaining Prospect note payable.

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

Starrise’s ordinary shares (HK 1616) are listed on the main board of the Stock Exchange of Hong Kong Limited. Based on the closing price of HKD 0.15 per share on July 23, 2021, calculated at an exchange rate of 7.7663 Hong Kong Dollars to 1 US dollar, the market value of Cinedigm’s ownership in Starrise ordinary shares was approximately $7.0 million.

Borrowings

On June 22, 2021, the maturity date of the East West Credit Facility (as defined in Note 6 - Notes Payable) with East West Bank was extended from June 30, 2021 to September 28, 2021.

On April 15, 2020, the Company received $2.2 million from East West Bank, the Company’s existing lender, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 10, 2022 (the “Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the Maturity Date. The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act and could be subject to repayment. On January 5, 2021, the Company submitted its application for forgiveness and, as of June 30, 2021, obtained forgiveness for the full amount as discussed on Note 12 – Subsequent Events.

On June 24, 2020, the Company entered into an exchange agreement (the “Exchange Agreement”) pursuant to which the Company issued 329,501 shares of its Class A common stock, in exchange for $842,000, the’ principal amount and accrued and unpaid interest of outstanding Second Lien Loans (as defined in Note 6 - Notes Payable). The surrendered Second Lien Loans were immediately canceled. The exchange was consummated on June 24, 2020.

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

On January 21, 2021, the Company entered into an exchange agreement (the “Exchange Agreement”) with a holder of notes under its Second Lien Loan Agreement dated as of July 14, 2016 among the Company, the lenders party thereto, and Cortland Capital Market Services LLC, as Agent (“Second Lien Notes”). Pursuant to the Exchange Agreement, the Company issued an aggregate of 1,247,626 shares of Class A common stock, in exchange for an aggregate of $1,289,650 of principal amount of Second Lien Notes. The exchanged Second Lien Notes were immediately cancelled.

In two separate exchanges with another holder of Second Lien Notes, on January 14, 2021 and January 21, 2021, the Company issued 689,500 shares and 580,448 shares (an aggregate of 1,269,948 shares) of Class A common stock in exchange for $500,000 and $600,000 (an aggregate of $1,100,000) principal amount of Second Lien Notes. The exchanged Second Lien Notes were immediately cancelled.

On February 2, 2021, the Company issued 425,290 shares of Class A common stock in exchange for $500,000 principal amount of Second Lien Notes. The exchanged Second Lien Notes were immediately cancelled.

The Second Lien Loans (as defined in Note 6 - Notes Payable) were to mature on June 16, 2020. On June 26, 2020, the Company entered into a consent agreement with the lenders of the Second Lien Loans to an extension of the Second Lien Loans pursuant to which (i) the Company paid down a portion of the outstanding principal amount plus accrued interest to date, and 47 (ii) the maturity date of the remaining outstanding principal amount of the Second Lien Loans was extended to September 30, 2019. On July 30, 2019, one of the lenders, signed a waiver to defer the receipt of the portion of the outstanding principal amount on the Second Lien Loans agreed to be paid no later than September 30, 2019.The Company paid $3.4 million of the outstanding Second Lien Loans and expects to obtain additional capital from or through Bison Capital Holding Limited or an affiliate thereof (“Bison”) for final payment of the remaining outstanding balances. The Second Lien Loans (as defined in Note 6 - Notes Payable) were to mature on June February 16, 2020. On June 26, 2020, the Company entered into a consent agreement with the lenders to extend the maturity date to September 30, 2020 and grant the Company options to extend further to March 31, 2021 and then to June 30, 2021. There was a consent fee of $100,000 for this extension.

On February 9, 2021, the Company prepaid all of the outstanding obligations in respect of principal, interest, fees and expenses under the Second Lien Loan Agreement, among the Company, certain lenders and Cortland Capital Market Services LLC. The payoff amount of approximately $3.18 million was comprised of (i) $3.1 million of principal, (2) accrued payment-in-kind interest of $.018 million, (3) accrued current interest of $0.007 million, and (4) fees and expenses of $0.004 million. Upon such prepayment, the Second Lien Loan Agreement was terminated effective February 9, 2021.

The $10.0 million note payable (“2018 Loan”) to Bison Global Investment SPC for and on behalf of Global Investment SPC-Bison Global No. 1, another affiliate of Bison (“Bison Global”), due July 20, 2019 is guaranteed by Bison Entertainment and Media Group (“BEMG”). On July 20, 2018, the Company also entered into a side letter (the “Letter”) with BEMG, where BEMG agreed to guarantee the payment directly to Bison Global of any amount due if (i) the 2018 Loan matures prior to June 28, 2021 or (ii) Bison Global demands payment of the 2018 Loan, in whole or in part, prior to maturity.

On July 12, 2019, the Company and Bison Global entered into a termination agreement (the “Termination Agreement”) with respect to the $10.0 million 2018 Loan. Contemporaneously with the Termination Agreement, the Company entered into a convertible promissory note (“Bison Convertible Note”) with Bison Global for $10.0 million.

The Bison Convertible Note had a term ending on March 4, 2020, and bears interest at 5% per annum. The principal is payable upon maturity, in cash or in shares of our Class A common stock, par value $0.001 per share (the “Common Stock” or “Class A common stock”), or a combination of cash and Common Stock, at the Company’s option. The Bison Convertible Note is unsecured and may be prepaid without premium or penalty, and contains customary covenants, representations and warranties. The proceeds of the Bison Convertible Note were used to repay the 2018 Loan. On April 15, 2020, the Company executed a letter amendment (the “Letter Amendment”) to the Bison Convertible Note. Among other things, the Letter Amendment amended the Bison Convertible Note, effective as of March 4, 2020, to change the maturity date of the Bison Convertible Note to March 4, 2021. The Bison Convertible Note due 2021 was converted to Common Stock in March 2021. See Note 6 - Notes Payable.

On April 15, 2020, the Company executed a letter amendment (the “Letter Amendment”) to the Bison Convertible Note (as defined in Note 6 - Notes Payable). Among other things, the Letter Amendment amended the Note, effective as of March 4, 2020, to extend the maturity date of the Bison Convertible note to March 4, 2021.

On October 9, 2018, the Company issued a subordinated convertible note (the “Convertible Note”) to MingTai Investment LP (the “Lender”) for $5.0 million. All proceeds from the Convertible Note were used to pay the $5.0 million 2013 Notes. See Note 6 - Notes Payable. The Convertible Note bears interest at 8% and matured on October 9, 2019. The principal is payable upon maturity, in cash or in shares of our Class A common stock, or a combination of cash and Common Stock, at the Company’s option. On October 9, 2019, the Company signed an extension to the Ming Tai Note of $5.0 million for the first of two (2) permitted additional (1) year extensions at the Company’s option from the original maturity date to October 9, 2020.

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

On September 11, 2020, the Bison and Mingtai Notes, having an aggregate of $15 million principal amount (the “Notes”) were converted in full into an aggregate of 10,000,000 shares of Common Stock at a conversion price of $1.50 per share in accordance with the terms of the Notes. Accordingly, the Notes have been extinguished. The Notes were held by Bison Global and, both of which are affiliates of Peixin Xu, the Chairman of Bison Capital Holding Company Limited, which is indirectly Cinedigm’s largest stockholder.

On July 3, 2019, the Company entered into an amendment (the “EWB Amendment”) to the Loan, Guaranty and Security Agreement, dated as of March 30, 2018, by and between the Company, East West Bank and the Guarantors named therein (the “EWB Credit Agreement”). The EWB Amendment reduced the size of the facility to $18.0 million, required certain prepayments and daily cash sweeps from collections of receivables to be made, changed in certain respects how the borrowing base is calculated, and extended the maturity date to June 30, 2020. In connection with the EWB Amendment, three of our subsidiaries became additional Guarantors under the EWB Credit Agreement. On June 26, 2020, the Company signed another amendment and extended the maturity date to June 30, 2021 and on June 22, 2021, the maturity date was extended to September 28, 2021. See Note 6 - Notes Payable.

On March 4, 2021, Cinedigm DC Holdings, LLC (“CDCH”), Access Digital Media, Inc., Access Digital Cinema Phase 2, Corp., Christie/AIX, Inc., Cinedigm Digital Funding I, LLC, certain Lenders, and Prospect Capital Corporation, as administrative agent and collateral agent (“Prospect”), entered into Amendment No. 3 (the “Amendment”) to the Term Loan Agreement dated February 28, 2013 (the “Term Loan Agreement”). Under the Amendment, the maturity date of the loan under the Term Loan Agreement (the “Loan”) was extended to March 31, 2022.

We believe the combination of: (i) our cash and cash equivalent balances at March 31, 2021, (ii) expected cash flows from operations, (iii) expansion into Streaming, and (iv) the capacity under existing arrangements and access to new sources of capital will be sufficient to satisfy our contractual obligations, as well as liquidity for our operational and capital needs, for twelve months from the filing of this document. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

Our significant accounting policies are discussed in Note 2 - Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our board of directors.

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

Useful lives are determined based on an estimate of either physical or economic obsolescence, or both. During the fiscal years ended March 31, 2021 and 2020, we have neither made any revisions to estimated useful lives, nor recorded any impairment charges on our property, equipment and internal use software.

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

The Company tests for goodwill impairment annually at March 31. During the years ended March 31, 2021 and 2020, there were no impairment charges recorded on goodwill. In 2021, we elected to conduct a qualitative goodwill assessment and in 2020 we conducted a quantitative goodwill assessment. In determining fair value, we used various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects, economic or market trends and any regulatory changes that may occur. We estimated the fair value of the reporting unit using a net present value methodology, which is dependent on significant assumptions related to estimated future discounted cash flows, discount rates and tax rates. Certain of the estimates and assumptions that we used in determining the value of our CEG reporting unit are discussed in Note 2 - Summary of Significant Accounting Policies of Item 8 - Financial Statements and Supplementary Data of this Report on Form 10-K.

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. The assessment for recoverability is based primarily on our ability to recover the carrying value of its long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows.

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

We recognize revenue in the amount that reflects the consideration we expect to receive in exchange for the services provided, sales of physical products (DVDs and Blu-ray) or when the content is available for subscription on the digital platform or available on the point-of-sale for transactional and VOD services which is when the control of the promised products and services is transferred to our customers and our performance obligations under the contract have been satisfied. Revenues that might be subject to various taxes is recorded net of transaction taxes assessed by governmental authorities such as sales value-added taxes and other similar taxes.

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

Cinema Equipment Business

Financing vehicles and administrators for 3,122 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 3,104 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

We retain ownership of our digital cinema equipment (the “Systems”) and the residual cash flows related to the Systems in Phase I Deployment after the after the end of the 10-year deployment payment period.

For certain Phase II Deployment Systems, we do not retain ownership of the residual cash flows and digital cinema equipment in Phase II Deployment after the completion of cost recoupment and at the expiration of the exhibitor master license agreements.

The Cinema Equipment Business also provides monitoring, collection, verification and management services to this segment, as well as to exhibitors who purchase their own equipment, and also collects and disburses Virtual print fees (“VPFs”) from motion picture studios, and distributors and ACFs from alternative content providers, movie exhibitors and theatrical exhibitors (collectively, “Services”).

VPFs are earned, net of administrative fees, pursuant to contracts with movie studios and distributors, whereby amounts are payable by a studio to Phase I Deployment and to Phase II Deployment when movies distributed by the studio are displayed on screens utilizing our Systems installed in movie theatres. VPFs are earned and payable to Phase I Deployment based on a defined fee schedule until the end of the VPF term. One VPF is payable for every digital title initially displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period in which the digital title first plays on a System for general audience viewing in a digitally equipped movie theatre, as Phase I Deployment’s and Phase II Deployment’s performance obligations have been substantially met at that time.

Phase II Deployment’s agreements with distributors require the payment of VPFs, according to a defined fee schedule, for ten years from the date each system is installed; however, Phase II Deployment may no longer collect VPFs once “cost recoupment,” as defined in the contracts with movie studios and distributors, is achieved. Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by Phase II Deployment have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, and including service fees, subject to maximum agreed upon amounts during the three-year rollout period and thereafter. Further, if cost recoupment occurs before the end of the eighth contract year, the studios will pay us a one-time “cost recoupment bonus.” The Company evaluated the constraining estimates related to the variable consideration, i.e., the one-time bonus and determined that it is not probable to conclude at this point in time that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

Exhibitors who purchased and own Systems using their own financing in the Cinema Equipment Business paid us an upfront activation fee of approximately $2.0 thousand per screen (the “Exhibitor-Buyer Structure”). Upfront activation fees were recognized in the period in which these Systems were delivered and ready for content, as we had no further obligations to the customer after that time and collection was reasonably assured. In addition, we recognize activation fee revenue of between $1.0 thousand and $2.0 thousand on Phase 2 DC Systems and for Systems installed by CDF2 Holdings, a related party, (See Note 4 - Other Interests) upon installation and such fees are generally collected upfront upon installation. Our services division manages and collects VPFs on behalf of exhibitors, for which it earns an administrative fee equal to 10% of the VPFs collected.

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

Under the terms of the standard cinema equipment licensing agreements, exhibitors will continue to have the right to use the Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we have begun, and expect to continue, to pursue the sale of the Systems to such exhibitors. Such sales were as originally contemplated as the conclusion of the digital cinema deployment plan. Cinedigm completed the sale of approximately 2,177 and 152 digital projection Systems for an aggregate sales price of approximately $6.7 million and $1.6 million during the year ended March 31, 2021 and 2020, respectively.

Content & Entertainment Business

CEG earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, video on demand (“VOD”), and physical goods (e.g., DVD and Blu-ray Discs). Fees earned are typically a percentage based on the net amounts received from our customers depending upon the nature of the agreements with the platform and content providers, the fee rate that we earn varies. The Company’s performance obligations include the delivery of content for transactional, subscription and ad supported/FAST on the digital platforms, and shipment of DVD and Blu-ray Discs. Revenue is recognized at the point in time when the performance obligation is satisfied which is when the content is available for subscription on the digital platform, at the time of shipment for physical goods, or point-of-sale for transactional and VOD services as the control over the content or the physical title is transferred to the customer. The Company considers the delivery of content through various distribution channels to be a single performance obligation. Physical Revenue is recognized after deducting the reserves for sales returns and other allowances, which are accounted for as variable consideration.

Physical goods Reserves for sales returns and other allowances are recorded based upon historical experience. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required.

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

The ending deferred revenue balance, including current and non-current balances, as of March 31, 2021 was $0.9 million. For the year ended March 31, 2021, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

During the year ended March 31, 2021, $1.6 million of revenue was recognized that was included in the deferred revenue balance at the beginning of the year. As of March 31, 2021, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $0.9 million. We expect to recognize this balance over the next 12 months.

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

ASSET ACQUISITIONS

An asset acquisition is an acquisition of an asset, or a group of assets, that does not meet the definition of a business as substantially all of the fair value of the gross assets acquired are concentrated in a single or group of similar, identifiable assets. Asset acquisitions are accounted for by using the cost accumulation model whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on a relative fair value basis. Determining and valuing intangible assets requires judgment.

Results of Operations for the Fiscal Years Ended March 31, 2021 and 2020

Revenues

	For the Fiscal Year Ended March 31,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$3,222	$12,741	$(9,519)	(74.7)%
Content & Entertainment	28,197	26,550	1,647	6.2%
	$31,419	$39,291	$(7,872)	(20.0)%

Revenues generated by our Cinema Equipment Business segment decreased as a result of the reduced number of Systems earning VPF revenue and administrative fees for Phase II Deployment Systems, as well as the COVID-19 pandemic. During the year ended March 31, 2021, studios temporarily halted distribution of new content to movie theatres due to mandatory theatre shutdowns. Restrictions for theatre re-openings and capacity limitations were at the sole discretion of local governments and varied state to state. The majority of new content released in theatres during the year ended March 31, 2021 was from small Independent distributors with limited releases. There were two major studios that provided theatrical releases during the period though simultaneously releasing on streaming platforms, while other studios chose to bypass the theatrical market entirely or postpone domestic releases. In addition, as studios began to release new content directly on streaming platforms and capacity restrictions persisted, discounted VPFs were necessary to encourage bookings in the limited theatrical market. Because our digital cinema business earns a VPF when a movie is first played on a system, the temporary theatre closures, limited releases and discounted VPFs resulting from the COVID-19 pandemic significantly affected the reduced revenues. The revenues in the Content & Entertainment Business segment increased by 6.2% for the year ended March 31, 2021 compared to the year ended March 31, 2020. The increase is consistent with the addition of five new streaming channels as well as an increase in the number of advertising partners and stay at home orders increased in home digital viewing.

Direct Operating Expenses

	For the Fiscal Year Ended March 31,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$683	$1,236	$(553)	(44.7)%
Content & Entertainment	15,420	15,910	(490)	(3.1)%
	$16,103	$17,146	$(1,043)	(6.1)%

The decrease in direct operating expenses in the year ended March 31, 2021 for the Cinema Equipment Business compared to the prior period was primarily due to a reduction in head count and shifting of certain employees from full time to part time as a result of the negative impact of the Covid 19 pandemic. The decrease in direct operating expenses in the year ended March 31, 2021 for the Content & Entertainment Business compared to the prior period was primarily due to reduced cost of sales from the change in revenue mix from physical sales to digital distribution, also less spend on marketing and on theatrical releases due to COVID-19, partially offset by an increase in transition expenses related to a new third party DVD distributor. These costs were mainly fulfillment and freight expenses.

Selling, General and Administrative Expenses

	For the Fiscal Year Ended March 31,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$2,277	$2,085	$192	9.2%
Content & Entertainment	9,798	10,017	(219)	(2.2)%
Corporate	9,917	4,242	5,675	133.8%
	$21,992	$16,344	$5,648	34.6%

Selling, general and administrative expenses for the year ended March 31, 2021 increased by $5.7 million primarily due to a $4.9 million increase in bonus incentive expense and stock-based compensation to management and employees, $0.7 million for legal and accounting fees related to securities reporting and consulting and $0.3 for remote-working equipment, partially offset by $0.2 million related to occupancy costs as a result of the company-wide program to downsize office space and move to a more remote workforce, in the Content & Entertainment Business segment.

(Recovery) Provision for Doubtful Accounts

Provision for doubtful accounts was $(0.1) million and $0.8 million for the fiscal years ended March 31, 2021 and 2020, respectively.

Depreciation and Amortization Expense on Property and Equipment

	For the Fiscal Year Ended March 31,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$3,916	6,087	(2,171)	(35.7)%
Content & Entertainment	461	366	95	26.0%
Corporate	27	167	(140)	(83.8)%
	$4,404	$6,620	$(2,216)	(33.5)%

Depreciation and amortization expense decreased in our Cinema Equipment Business Segment as the majority of our digital cinema projection systems reached the conclusion of their ten-year useful lives during fiscal years 2021 and 2020. Corporate and Content & Entertainment depreciation and amortization expense is lower due to the write off of leasehold improvements with the closing of the Los Angeles office.

Interest expense, net

	For the Fiscal Year Ended March 31,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$2,346	$2,773	$(427)	(15.4)%
Content & Entertainment	9	-	9	n/a
Corporate	1,695	4,464	(2,769)	(62.0)%
	$4,050	$7,237	$(3,187)	(44.0)%

Interest expense in the Cinema Equipment Business segment decreased primarily as a result of reduced debt balances compared to the prior period on the Prospect Term Loan. Interest expense in our Corporate segment decreased as a result of lower loan balances from our Credit Facility, Second Lien Loans settled for Class A common stock and the conversion of the Bison Convertible Note and the Mingtai Convertible Note into shares of Class A Common Stock.

Income Tax Expense

We recorded an income tax benefit of approximately $0.3 million for year ended March 31, 2021. We recorded income tax expense of approximately $0.3 million year ended March 31, 2020. The benefit in income tax is mainly derived from minor changes in estimates between the State tax income tax provision and its filling.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment, change in fair value on equity investment in Starrise and certain other items.

Consolidated Adjusted EBITDA (including the results of Cinema Equipment Business segment) for the year ended March 31, 2021 decreased by $9.7 million compared to the year ended March 31, 2020. Adjusted EBITDA from our Cinema Equipment Business segment decreased primarily due to state mandated theater closures due to COVID-19, the temporary halt of distribution of major studio releases and the expected decline of the Cinema Equipment Business. Negative Adjusted EBITDA from the Content & Entertainment business and Corporate segment decreased by $1.0 million for the year ended March 31, 2021 compared to the year ended March 31, 2020, due increase on bonus incentive and stock-compensation expenses, offset by the growth of Streaming & Digital revenues based on higher volume for streaming due to the pandemic and adding additional channels and content compared to the prior period.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	For the Fiscal Year Ended March 31,
($ in thousands)	2021	2020
Net loss	$(62,905)	$(14,724)
Add Back:
Income tax (benefit)/expense	(315)	313
Depreciation and amortization of property and equipment	4,404	6,620
Amortization of intangible assets	2,515	2,772
Loss on extinguishment of note payable	1,498	-
Interest expense, net	4,050	7,237
Change in fair value on equity investment in Starrise	43,518	1,618
Other expense, net	1,475	1,585
(Recovery) Provision for doubtful accounts	(122)	758
Stock-based compensation	2,892	543
Net income (loss) attributable to noncontrolling interest	85	(10)
Adjusted EBITDA	$(2,905)	$6,712

Adjustments related to the Cinema Equipment Business
Depreciation and amortization of property and equipment	$(3,916)	$(6,087)
Amortization of intangible assets	(23)	(46)
Stock-based compensation and expenses	73	7
Income from operations	4,142	(1,721)
Adjusted EBITDA from non-cinema equipment business	$(2,629)	$(1,135)

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included herein.

Changes in our cash flows were as follows:

	For the Fiscal Years Ended March 31,
($ in thousands)	2021	2020
Net cash (used in) provided by operating activities	$(20,007)	$7,762
Net cash used in investing activities	(1,710)	(1,247)
Net cash provided by (used in) financing activities	24,272	(10,093)
Net increase (decrease) in cash and cash equivalents	$2,555	$(3,578)

As of March 31, 2021, we had cash and restricted cash balances of $17.8 million.

As of March 31, 2020, we had cash and restricted cash balances of $15.3 million.

For the year ended March 31, 2021, net cash used in operating activities is primarily driven by loss from operations, excluding non-cash expenses such as depreciation, amortization, recovery for doubtful accounts and stock-based compensation, including other changes in working capital. Additionally, during the year ended March 31, 2021, the Company paid down $29.8 million to vendors at both CEG and Corporate. Cash received from VPFs declined from the previous period as Phase I Deployment Systems in our Cinema Equipment Business reached the conclusion of their deployment payment periods with certain major studios. Changes in accounts receivable from our studio customers largely impact cash flows from operating activities and vary based on the seasonality of movie release schedules by the major studios. Operating cash flows from CEG are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the other two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients for which initial expenditures are generally recovered within six to twelve months. Cash flows were also impacted as a result of COVID-19, as during the year ended March 31, 2021, theatres in many major markets remained closed throughout the fourth quarter causing the majority of major studios to move wide releases scheduled for the year ended March 31, 2021 to future dates. Only two major studios had wide theatrical releases in the last part of the year, however, the theatrical window before the streaming debut was shortened or eliminated to accommodate the lack of theatrical venues. Because our digital cinema business earns a VPF when a movie is first played on a system, the temporary theatre closures resulting from the COVID-19 pandemic resulted in reduced revenues.

For the year ended March 31, 2020, net cash provided by operating activities is primarily driven by loss from operations, excluding non-cash expenses such as depreciation, amortization, provision for doubtful accounts and stock-based compensation, offset by changes in working capital. Cash received from VPFs declined from the previous period as Phase I and Phase II Deployment Systems in our Cinema Equipment Business reached the conclusion of their deployment payment period with certain major studios. Changes in accounts receivable from our studio customers largely impact cash flows from operating activities and vary based on the seasonality of movie release schedules by the major studios. Operating cash flows from CEG are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the other two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients for which initial expenditures are generally recovered within six to twelve months.

For the year ended March 31, 2021, cash flows used in investing activities consisted of proceeds from the sale of Starrise shares of $0.8 million, purchases of property and equipment of $0.06 million, the sale of property and equipment of $0.08 million, and the purchase of intangible assets of $2.5 million related to the asset acquisition.

For the year ended March 31, 2020, cash flows used in investing activities mainly consisted of purchases of property and equipment of $1.2 million.

For the year ended March 31, 2021, cash flows provided by financing activities consisted of payments of approximately $7.7 million in notes payable, $12.8 million in Credit Facility repayments, $42.7 million received in connection with the issuance Class A common stock and the exercise of warrants, and $2.2 million received pursuant to the Payment Protection Program of the Coronavirus Aid, Relief and Economic Security Act.

For the year ended March 31, 2020, cash flows used in financing activities reflects payments of $39.5 million on notes payable offset by $23.6 million form proceeds under the revolving credit agreement and $5.8 million received in connection with the sale of 3,900,000 shares of our Common Stock.

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

Off-balance sheet arrangements

We are not a party to any off-balance sheet arrangements, other than operating leases in the ordinary course of business, which are disclosed above in the table of our significant contractual obligations, and CDF2 Holdings. In addition, as discussed further in Note 2 - Basis of Presentation and Consolidation and Note - Other Interests to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, we hold a 100% equity interest in CDF2 Holdings, which is an unconsolidated variable interest entity (“VIE”), which wholly owns Cinedigm Digital Funding 2, LLC; however, we are not the primary beneficiary of the VIE.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CINEDIGM CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cinedigm Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cinedigm Corp. (the “Company”) as of March 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, equity(deficit), and cash flows for each of the years in the two-year period ended March 31, 2021, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition – Content & Entertainment Business segment.

As disclosed in Note 2 to the consolidated financial statements, the Company’s Content & Entertainment business segment (“CEG”) earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, video on demand (“VOD”) and physical goods. Fees earned are typically a percentage based on the net amounts received from customers. Depending on the nature of the agreements with the platform and content providers, the fee rate that is earned varies. The Company’s performance obligations include the delivery of content for transactional, subscription and ads supported on the digital platforms, and shipment of DVDS and Blu-Ray disks. Revenue is recognized at the point in time when the performance obligation is satisfied which is when the content is available for subscription on the digital platform, at the time of shipment of physical goods, or point-of-sale for transactional and VOD services as the control over the content or the physical titles is transferred to the customer. The Company considers the delivery of content through various distribution channels to be a single performance obligation. Physical revenue is recognized after deducting the reserves for sales returns and revenue reductions, which are accounted for as variable consideration. Revenue is determined to be reported on a gross or net basis for each revenue stream based on the transfer of control of goods and services. Total CEG revenues for the year ended March 31, 2021 was $28.2 million.

We identified revenue recognition for CEG as a critical audit matter due the level of judgement and estimation required by management in the recognition of fees earned from customers and estimation of revenues accrued at period end. As such, there is a degree of auditor judgement and subjectivity, and significant audit effort and audit procedures to address management’s revenue recognition for CEG.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding and evaluated the design of the Company’s controls over the revenue recognition of CEG. We gained an understanding of the Company’s role as either principal or agent in the revenue streams and management’s determination of revenue streams as either gross or net based on the transfer of control for the good and service. Our audit procedures included, among others, comparing the revenue recognized to third party statements/reports, which can include sales, cash receipts, returns, revenue deductions, advance payments, advance recoupments, expenses, and other information, to reconcile to the revenue recognized or the net amounts in which fees are calculated on, as determined by the underlying contracts or third party statements for a sample of transactions. We also tested the mathematical accuracy of management's calculations of revenue and the associated timing of revenue recognized in the financial statements, as well as the Company’s estimation process, on a sample basis, for revenues accrued at period end.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2004.

EISNERAMPER LLP

Iselin, New Jersey

July 29, 2021

CINEDIGM CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	March 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$16,849	$14,294
Accounts receivable, net	21,093	34,785
Inventory, net	166	582
Unbilled revenue	1,377	1,992
Prepaid and other current assets	3,657	5,382
Total current assets	43,142	57,035
Restricted cash	1,000	1,000
Equity investment in Starrise, a related party, at fair value	6,443	23,433
Property and equipment, net	3,500	7,967
Operating lease right-of use assets	100	1,210
Intangible assets, net	9,860	6,924
Goodwill	8,701	8,701
Other long-term assets	2,700	4,170
Total assets	$75,446	$110,440

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$46,627	$77,085
Current portion of notes payable, including unamortized debt discount and debt issuance costs of $0 and $460, respectively (see Note 6)	1,956	37,249
Current portion of notes payable, non-recourse including unamortized debt discount of $0 and $763, respectively (see Note 6)	7,786	11,442
Operating lease liabilities	87	593
Current portion of deferred revenue	924	1,645
Total current liabilities	57,380	128,014
PPP Loan	2,152	—
Operating lease liabilities, net of current portion	13	684
Deferred revenue, net of current portion	—	919
Other long-term liabilities	19	110
Total liabilities	59,564	129,727
Commitments and contingencies (see Note 8)
Stockholders’ Equity (Deficit)
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at March 31, 2021 and 2020. Liquidation preference of $3,648	3,559	3,559
Common stock, $0.001 par value; Class A stock 200,000,000 and 150,000,000 shares authorized at March 31, 2021 and 2020, respectively, 167,542,404 and 63,251,429 shares issued and 166,228,568 and 61,937,593 shares outstanding at March 31, 2021 and 2020, respectively.	164	62
Additional paid-in capital	499,272	400,784
Treasury stock, at cost; 1,313,836 Class A common shares at March 31, 2021 and 2020.	(11,603)	(11,603)
Accumulated deficit	(474,080)	(410,904)
Accumulated other comprehensive (loss) income	(68)	92
Total stockholders’ equity (deficit) of Cinedigm Corp.	17,244	(18,010)
Deficit attributable to noncontrolling interest	(1,362)	(1,277)
Total equity (deficit)	15,882	(19,287)
Total liabilities and equity (deficit)	$75,446	$110,440

See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the Fiscal Year Ended March 31,
	2021	2020
Revenues	$31,419	$39,291
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	16,103	17,146
Selling, general and administrative	21,992	16,344
(Recovery) Provision for doubtful accounts	(122)	758
Depreciation and amortization of property and equipment	4,404	6,620
Amortization of intangible assets	2,515	2,772
Total operating expenses	44,892	43,640
Loss from operations	(13,473)	(4,349)
Interest income	37	21
Interest expense	(4,087)	(7,258)
Changes in fair value of equity investment in Starrise, a related party	(43,518)	(1,618)
Loss in extinguishment of note payable	(1,498)	—
Other expense, net	(681)	(1,207)
Loss from operations before income taxes	(63,220)	(14,411)
Income tax benefit (expense)	315	(313)
Net loss	(62,905)	(14,724)
Net income (loss) attributable to noncontrolling interest	85	(10)
Net loss attributable to controlling interests	(62,820)	(14,734)
Preferred stock dividends	(356)	(356)
Net loss attributable to common stockholders	$(63,176)	$(15,090)

Net loss per Class A common stock attributable to common stockholders - basic and diluted:
Net loss attributable to common stockholders	$(0.49)	$(0.34)
Weighted average number of Class A common stock outstanding: basic and diluted	127,787,379	44,004,780

See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Fiscal Year Ended March 31,
	2021	2020
Net loss	$(62,905)	$(14,724)
Other comprehensive (loss) income: foreign exchange translation	(160)	82
Comprehensive loss	(63,065)	(14,642)
Less: comprehensive income (loss) attributable to noncontrolling interest	85	(10)
Comprehensive loss attributable to controlling interests	$(62,980)	$(14,652)

See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive (Loss)	Total Stockholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit	Interest	Deficit
Balances as of March 31, 2019	7	$3,559	35,678,597	$36	1,313,836	$(11,603)	$368,531	$(395,814)	$10	$(35,281)	$(1,287)	$(36,568)
Foreign exchange translation	—	—	—	—	—	—	—	—	82	82	—	82
Issuance of Class A common stock for third party professional services	—	—	374,286	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock to Bison	—	—	3,900,000	4	—	—	5,846	—	—	5,850	—	5,850
Issuance of Class A common stock in connection with the Starrise transaction, a related party	—	—	21,646,604	22	—	—	11,235	—	—	11,257	—	11,257
Contributed capital under the Starrise transaction, a related party	—	—	—	—	—	—	13,795	—	—	13,795	—	13,795
Fair value of conversion feature in connection with convertible note	—	—	—	—	—	—	478	—	—	478	—	478
Stock-based compensation	—	—	—	—	—	—	543	—	—	543	—	543
Preferred stock dividends paid with common stock	—	—	338,106	—	—	—	356	(356)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(14,734)	—	(14,734)	10	(14,724)
Balances as of March 31, 2020	7	$3,559	61,937,593	$62	1,313,836	$(11,603)	$400,784	$(410,904)	$92	$(18,010)	$(1,277)	$(19,287)

See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive (Loss)	Total Stockholders’	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit	Interest	Deficit
Balances as of March 31, 2020	7	$3,559	61,937,593	$62	1,313,836	$(11,603)	$400,784	$(410,904)	$92	$(18,010)	$(1,277)	$(19,287)
Foreign exchange translation	—	—	—	—	—		—	—	(160)	(160)	—	(160)
Issuance of Class A common stock in connection with public offerings	—	—	51,885,840	52	—		42,299	—	—	42,351	—	42,351
Issuance of Class A common stock in connection with the Starrise transaction, a related party	—	—	29,855,081	30	—		11,016	—	—	11,046	—	11,046
Contributed capital under the Starrise transaction, a related party	—	—	—	—	—		17,187	—	—	17,187	—	17,187
Common stock issued in connection with conversion of Convertible Notes and second lien loans	—	—	16,534,613	16	—		21,536	—	—	21,552	—	21,552
Stock-based compensation	—	—	1,860,554	1	—	—	2,891	—	—	2,892	—	2,892
Exercise of warrants for Class A common stock	—	—	236,889		—	—	301	—	—	301	—	301
Class A common stock to be issued in connection with asset acquisitions	—	—	3,098,126	3	—	—	2,902	—	—	2,905	—	2,905
Issuance of f Class A common stock for third party professional services	—	—	196,914		—	—		—	—		—	—
Preferred stock dividends paid with common stock	—	—	622,948				356	(356)	—		—	—
Net loss	—	—	—		—	—	—	(62,820)	—	(62,820)	(85)	(62,905)
Balances as of March 31, 2021	7	$3,559	166,228,568	$164	1,313,836	$(11,603)	$499,272	$(474,080)	$(68)	$17,244	$(1,362)	$15,882

See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Year Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(62,905)	$(14,724)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	6,919	9,392
Changes in fair value of equity investment in Starrise	43,518	1,618
Loss from sale of property and equipment	44	3
Amortization of debt issuance costs included in interest expense	1,223	1,218
(Recovery) Provision for doubtful accounts	(122)	758
Reserve (recovery) for inventory reserve	155	(404)
Stock-based compensation and expenses	2,892	543
Loss on extinguishment of note payable	1,498	—
Accretion and PIK interest expense added to note payable	302	1,495
Changes in operating assets and liabilities:
Accounts receivable	13,814	(33)
Inventory	251	495
Unbilled revenue	615	344
Prepaid and other current assets	3,195	554
Accounts payable and accrued expenses	(29,766)	7,983
Deferred revenue	(1,640)	(1,480)
Net cash (used in) provided by operating activities	(20,007)	7,762
Cash flows from investing activities:
Purchases of property and equipment	(64)	(1,237)
Purchase of intangible assets	(2,545)	(10)
Proceeds from the sale of property and equipment	84	—
Sale of equity investment shares	815	—
Net cash used in investing activities	(1,710)	(1,247)
Cash flows from financing activities:
Payments of notes payable	(7,703)	(39,493)
(Repayments) proceeds under revolving credit agreement, net	(12,829)	23,550
Proceeds from PPP Loan	2,152	—
Net proceeds from issuance of Class A common stock	42,652	5,850
Net cash provided by (used in) financing activities	24,272	(10,093)
Net change in cash, cash equivalents and restricted cash	2,555	(3,578)
Cash, cash equivalents and restricted cash at beginning of year	15,294	18,872
Cash, cash equivalents and restricted cash at end of year	$17,849	$15,294

See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND LIQUIDITY

Cinedigm Corp. (“Cinedigm,” the “Company,” “we,” “us,” or similar pronouns) was incorporated in Delaware on March 31, 2000. We are (i) a distributor and aggregator of independent movie, television and other short form content managing a library of distribution rights to thousands of titles and episodes released across digital, physical, theatrical, home and mobile entertainment platforms (“Streaming”) and (ii) a servicer of digital cinema assets (“Systems”) for over 6,200 movie screens in both North America and several international countries.

Risks and Uncertainties

The COVID-19 pandemic and related economic repercussions created significant volatility and uncertainty impacting the Company’s results for the year. As part of our Content & Entertainment business, the Company sells DVDs and Blu-ray discs at brick-and-mortar stores. With the closure of non-essential retail stores beginning in the spring of 2020, the sale of physical discs through our retail partners declined although this was partially offset by digital purchases of physical product. As part of our Cinema Equipment business, the Company earns revenue when movies are exhibited in theaters. Many movie theaters in the United States closed during the spring of 2020 and remained closed or re-opened on a limited basis through March 31, 2021. The majority of major studios shifted films out of the fiscal year to dates when more screens would be available, and consumers felt safe to return to theaters. Films released during the year had box office results below pre-Covid expectations due to theater closure, limited capacity and new commercial models that permitted viewing day and date via premium video on demand (“PVOD”) and subscription video on demand (“SVOD”). To the extent films are not shown in theaters, we do not earn revenue.

Longer term, there may be a shift in consumer preference towards digital consumption over physical or theatrical viewing. Studios may reduce their theatrical slates to tentpoles and certain genres releasing other content directly on their own streaming services. This decision could negatively impact the Company’s ability to license content for the sale of physical product, if those rights are withheld to create exclusivity to the platform and reduce revenue opportunities for virtual print fees and sales of digital cinema equipment. While the Company has been encouraged by the pace of mass vaccinations, spikes or the emergence of new variants could require future closures. These changes could negatively impact results of operations, financial conditional and cash flows.

Liquidity

We have incurred net losses historically and have an accumulated deficit of $474.1 million and negative working capital of $14.2 million as of March 31, 2021. Net cash used in operating activities for the fiscal year ended March 31, 2021 was $20 million. We may continue to generate net losses for the foreseeable future. In addition, we have significant debt-related contractual obligations as of March 31, 2021 and beyond. Based on these conditions, the Company entered into the following transactions described below:

Capital Raise

On February 2, 2021, the Company entered into a securities purchase agreement with a single institutional investor for the purchase and sale of 5,600,000 shares of the Company’s Class A common stock for net proceeds of $6.5 million.

In July 2020, we entered into an At-the-Market sales agreement (the “ATM Sales Agreement”) with certain sales agents (the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of Common Stock at the market prices prevailing on The Nasdaq Global Market at the time of the sale of such shares. The Company is not obligated to sell any shares under the ATM Sales Agreement. Any sales of shares made under the ATM Sales Agreement will be made pursuant to an effective registration statement on Form S-3 filed by the Company with the Securities and Exchange Commission on July 6, 2020, for an aggregate offering price of up to $30 million. During the year ended March 31, 2021, we sold 28,405,840 shares of Common Stock under the ATM Sales Agreement. Net proceeds from such sales totaled $18.6 million.

On July 16, 2020, the Company entered into a securities purchase agreement for the sale of 7,213,334 shares of Class A common stock at a purchase price of $1.50 per share, in a registered direct offering, pursuant to an effective shelf registration statement on Form S-3 and an applicable prospectus supplement. This registration statement covers offerings of up to an aggregate offering price of $75.0 million. The Company closed the transaction on July 20, 2020. The net proceeds to the Company from the sale of the shares, after deducting the fees of the placement agents but before paying the Company’s estimated offering expenses, was approximately $10.1 million.

On May 20, 2020, the Company entered into a securities purchase agreement with certain investors for the purchase and sale of 10,666,666 shares of the Company’s Class A common stock, at a purchase price of $0.75 per share, in a registered direct offering, pursuant to an effective shelf registration statement on Form S-3 and an applicable prospectus supplement.

The Company closed the transaction on May 22, 2020. The net proceeds to the Company from the sale of the Shares, after deducting the fees of the placement agents but before paying the Company’s estimated offering expenses, were approximately $7.1 million.

Sale of Cinematic Equipment

On March 17, 2021, the Company entered into two separate agreements for the sale of cinematic equipment to American Multi-Cinema, Inc. (“AMC”), the agreements included the sale in tranches of a total of 2,369 cinematic projectors starting in March 2021 throughout January 2023 for a total cash consideration of $10.8 million. As of March 31, 2021, the Company executed the sale of the first tranche and recognized revenue for $300 thousand. A portion of the total proceeds will be utilized to eliminate the remaining Prospect notes payable.

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

On April 10, 2020, the Company, in accordance with the terms of the Starrise Stock Purchase Agreement, terminated its obligation to purchase Starrise ordinary shares from Aim Right under the December 27, 2019 stock purchase agreement. On April 10, 2020, the Company entered into another stock purchase agreement (the “April Stock Purchase Agreement”) with five (5) shareholders of Starrise - Bison Global Investment SPC - Bison Global No. 1 SP (“Bison Global”), Huatai Investment LP, Antai Investment LP, Mingtai Investment LP (“Mingtai”) and Shangtai Asset Management LP - to buy an aggregate of 223,380,000 outstanding Starrise ordinary shares from them and for the Company to issue to them an aggregate of 29,855,081 shares of its Class A common stock in consideration therefore (the “April Share Acquisition”). On April 15, 2020, the April Share Acquisition was consummated and recorded as an equity investment in Starrise and is a related party transaction. As of March 31, 2021, the Company owns 362,987,397 shares in Starrise or approximately 26%.

Starrise’s ordinary shares (HK 1616) are listed on the main board of the Stock Exchange of Hong Kong Limited. Based on the closing price of HKD 0.15 per share on July 23, 2021, calculated at an exchange rate of $7.7698 Hong Kong Dollars to 1 US dollar, the Cinedigm’s ownership in Starrise ordinary shares was approximately $7.0 million.

Borrowings

On June 22, 2021, the maturity date of the East West Credit Facility (as defined in Note 6 - Notes Payable) with East West Bank was extended from June 30, 2021 to September 28, 2021.

On April 15, 2020, the Company received $2.2 million from East West Bank, the Company’s existing lender, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 10, 2022 (the “PPP Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the PPP Maturity Date. The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act and could be subject to repayment. On January 5, 2021, the Company submitted its application for forgiveness and, as of June 30, 2021, obtained forgiveness for the full amount as discussed on Note 12 – Subsequent Events.

On June 2, 2020, the Company exchanged 33,465 shares of Class A common stock in exchange for $61,000 of second lien loan principal.

On June 24, 2020, the Company entered into an exchange agreement (the “Exchange Agreement”) pursuant to which the Company issued 329,501 shares of its Class A common stock, in exchange for the’ principal amount and accrued and unpaid interest of outstanding Second Lien Loans (as defined in Note 6 - Notes Payable). The surrendered Second Lien Loans were immediately canceled. The exchange was consummated on June 24, 2020.

On June 26, 2020, the Company signed a consent agreement with the holders of the Second Lien loans to extend the maturity date to September 30, 2020 and grant the Company options to extend further to March 31, 2021 and then to June 30, 2021. A consent fee of $100,000 was paid in connection with this extension.

In a separate exchange with another holder of Second Lien Notes, on November 19, 2020, the Company issued 452,499 shares of Class A common stock in exchange for $247,108 principal amount of Second Lien Notes. The exchanged Second Lien Notes were immediately cancelled.

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

In January 2021, the Company entered into exchange agreements with holders of the Second Lien Loan to exchange $2,389,650 of Second Lien Loans for 2,517,574 shares of Class A Common Stock. The exchanged Second Lien Notes were immediately cancelled.

In February 2021, the Company entered into exchange agreements with one holder of the Second Lien Loan to exchange $500,000 of Second Lien Loans for 425,290 shares of Class A Common Stock. The exchanged Second Lien Notes were immediately cancelled.

On February 9, 2021, the Company prepaid all of the outstanding Second Lien Loans.

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

On September 11, 2020, the Bison and Mingtai Notes, having an aggregate of $15 million principal amount (the “Notes”) were converted in full into an aggregate of 10,000,000 shares of Common Stock at a conversion price of $1.50 per share in accordance with the terms of the Notes. Accordingly, the Notes have been extinguished. The Notes were held by Bison Global and, both of which are affiliates of Peixin Xu, the Chairman of Bison Capital Holding Company Limited, which is indirectly Cinedigm’s largest stockholder. See Note 6- Notes Payable.

On March 4, 2021, Cinedigm DC Holdings, LLC (“CDCH”), Access Digital Media, Inc., Access Digital Cinema Phase 2, Corp., Christie/AIX, Inc., Cinedigm Digital Funding I, LLC, certain Lenders, and Prospect Capital Corporation, as administrative agent and collateral agent (“Prospect”), entered into Amendment No. 3 (the “Amendment”) to the Term Loan Agreement dated February 28, 2013 (the “Term Loan Agreement”). Under the Amendment, the maturity date of the loan under the Term Loan Agreement (the “Loan”) was extended to March 31, 2022.

We believe the combination of: (i) our cash and cash equivalent balances at March 31, 2021, (ii) expected cash flows from operations, (iii) expansion into Streaming, and (iv) the capacity under existing arrangements and access to new sources of capital will be sufficient to satisfy our contractual obligations, as well as liquidity for our operational and capital needs, for twelve months from the filing of this document. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the adequacy of accounts receivable reserves, return reserves, inventory reserves, recovery of advances, assessment of goodwill impairment, intangible asset impairment and estimated amortization lives, fair value for asset acquisitions, valuation allowances for income taxes and stock awards. Actual results could differ from these estimates.

RECLASSIFICATIONS

Certain amounts related to cash advances classified as current assets in the prior year consolidated balance sheet have been reclassified to long-term assets to conform to the presentation of the current period as follows:

	March 31, 2020 (as reported)	Reclassification	March 31, 2020 (as reclassified)
Prepaid and other current assets	$9,409	$(4,027)	$5,382
Total current asset	61,062	(4,027)	57,035
Other long-term assets	143	4,027	4,170
Total assets	$110,440	$—	$110,440

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

We consider all highly liquid investments with an original maturity of three months or less to be “cash equivalents.” We maintain bank accounts with major banks, which from time to time may exceed the Federal Deposit Insurance Corporation’s insured limits. We periodically assess the financial condition of the institutions and believe that the risk of any loss is minimal. Our Prospect Loan requires that we maintain specified cash balances that are restricted to repayment of interest thereunder. See Note 6- Notes Payable for information about our restricted cash balances.

Cash, cash equivalents, and restricted cash consisted of the following:

	As of
(in thousands)	March 31, 2021	March 31, 2020
Cash and Cash Equivalents	$16,849	$14,294
Restricted Cash	1,000	1,000
	$17,849	$15,294

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

The Company has accounted for these investments under the equity method of accounting as the Company can exert significant influence over Starrise with its direct ownership and affiliation with the Company’s majority shareholders. The Company has made an irrevocable election to apply the fair value option under ASC 825-10, Financial Instruments, as it relates to its equity investment in Starrise. The Company’s investment in Starrise is marked to market and recorded at fair value.  The stock is traded on the Hong Kong Stock exchange with readily available pricing that is classified as Level 1 in the fair value hierarchy. The Company has established a policy that consistently uses either the closing price of last active trades or the latest bid price when there is no active trades, unadjusted at the last day of each reporting period, as the most relevant and representative input to the Level 1 fair value measures of its investment holdings.

During the year ended March 31, 2021, the Company sold 8,370,000 of Starrise shares for net proceeds of approximately $0.8 million which resulted in a loss on sale of approximately $73 thousand.

As of March, 31, 2021 and 2020, the value of our equity investment in Starrise, using the readily determinable fair value inputs from the market pricing of the Stock Exchange of Hong Kong, was approximately $6.4 million and $23.4 million, respectively, resulting in a change in fair value of approximately $43.5 million for the year ended March 31, 2021, on our consolidated statement of operations. At March 31, 2021, the Company owned 362,987,397 shares or 26% of Starrise.

NON-MONETARY TRANSACTIONS

During the year ended March 31, 2021, respectively, the Company entered into agreements with certain vendors to transfer 14,184,765 Starrise shares to satisfy outstanding liabilities with these vendors. Upon the sale of the Starrise shares by the vendors, with certain restrictions on sales unless the Company gives consent to sell, if the proceeds do not satisfy the amount due to the vendor, the Company is liable for the balance owed. Pursuant to such agreements, the Company reduced the amount payable to its vendors by $0.8 million as of March 31, 2021.

There was no gain or loss resulting from these transactions for the year ended March 31, 2021.

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

ADVANCES

Advances, which are recorded within prepaid and other current assets on the consolidated balance sheets, represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record impairment charges for amounts that we expect may not be recoverable as of the consolidated balance sheet date. Impairments and accelerated amortization related to advances were $0.3 million and $0.9 million, respectively, for the years ended March 31, 2021 and 2020.

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

The equity investment in Starrise is in Hong Kong dollars and was translated into US dollars as of March 31, 2021 and 2020 at an exchange rate of 7.8 and 7.8 Hong Kong Dollars to 1 US Dollar, respectively. The fair value of this equity investment is measured by the unadjusted market pricing of Starrise on the Stock Exchange of Hong Kong.

The following tables summarize the levels of fair value measurements of our financial assets and liabilities as of March 31, 2021and, 2020:

As of March 31, 2021

(in thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$1,000	$—	$—	$1,000
Equity investment in Starrise, at fair value	6,443	—	—	6,443
	$7,443	$—	—	$7,443

As of March 31, 2020

(in thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$1,000	$—	$—	$1,000
Equity investment in Starrise, at fair value	23,433	—	—	23,433
	$24,433	$—	$—	$24,433

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature. At March 31, 2021 and 2020, the estimated fair value of our fixed rate debt approximated its carrying amounts. We estimated the fair value of debt based upon current interest rates available to us at the respective balance sheet dates for arrangements with similar terms and conditions. Based on borrowing rates currently available to us for loans with similar terms, the fair value of the variable rate debt is $7.8 million and lease obligations approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the years ended March 31, 2021 and 2020, no impairment charge was recorded from operations for long-lived assets or finite-lived assets.

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

No goodwill impairment charge was recorded in the years ended March 31, 2021 and 2020. In 2021, we conducted a qualitative assessment of goodwill considering the favorable developments in the equity and credit markets and the improvement on financial performance of the business; in 2020, we elected to conduct a quantitative goodwill assessment as of March 31, 2020. In determining fair value, we used various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects, economic or market trends and any regulatory changes that may occur. We estimated the fair value of the reporting unit using a net present value methodology, which is dependent on significant assumptions related to estimated future discounted cash flows, discount rates and tax rates.

Gross amounts of goodwill and accumulated impairment charges that we have recorded are as follows:

(In thousands)
Goodwill	$32,701
Accumulated impairment charges	(24,000)
Goodwill at March 31, 2021 and 2020	$8,701

REVENUE RECOGNITION

We determine revenue recognition by:

●	identifying the contract, or contracts, with the customer;

●	identifying the performance obligations in the contract;

●	determining the transaction price;

●	allocating the transaction price to performance obligations in the contract; and

●	recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services.

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

Cinema Equipment Business

Our Cinema Equipment Business consists of financing vehicles and administrators for 3,122 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 3,104 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

We retain ownership of our digital cinema equipment (the “Systems”) and the residual cash flows related to the Systems in Phase I Deployment after the after the end of the 10-year deployment payment period.

For certain Phase II Deployment Systems, we do not retain ownership of the residual cash flows and digital cinema equipment in Phase II Deployment after the completion of cost recoupment and at the expiration of the exhibitor master license agreements.

The Cinema Equipment Business also provides monitoring, collection, verification and management services to this segment, as well as to exhibitors who purchase their own equipment, and also collects and disburses Virtual print fees (“VPFs”) from motion picture studios, and distributors and ACFs from alternative content providers, movie exhibitors and theatrical exhibitors (collectively, “Services”).

VPFs are earned, net of administrative fees, pursuant to contracts with movie studios and distributors, whereby amounts are payable by a studio to Phase I Deployment and to Phase II Deployment when movies distributed by the studio are displayed on screens utilizing our Systems installed in movie theatres. VPFs are earned and payable to Phase I Deployment based on a defined fee schedule until the end of the VPF term. One VPF is payable for every digital title initially displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period in which the digital title first plays on a System for general audience viewing in a digitally equipped movie theatre, as Phase I Deployment’s and Phase II Deployment’s performance obligations have been substantially met at that time.

Phase II Deployment’s agreements with distributors require the payment of VPFs, according to a defined fee schedule, for ten years from the date each system is installed; however, Phase II Deployment may no longer collect VPFs once “cost recoupment,” as defined in the contracts with movie studios and distributors, is achieved. Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by Phase II Deployment have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, and including service fees, subject to maximum agreed upon amounts during the three-year rollout period and thereafter. Further, if cost recoupment occurs before the end of the eighth contract year, the studios will pay us a one-time “cost recoupment bonus.” The Company evaluated the constraining estimates related to the variable consideration, i.e., the one-time bonus and determined that it is not probable to conclude at this point in time that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is subsequently resolved.

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we typically pursue the sale of the Systems to such exhibitors. Such sales were as originally contemplated as the conclusion of the digital cinema deployment plan. Cinedigm completed the sale of 2,177 and 152 digital projection Systems, respectively, for an aggregate sales price of approximately $6.7 million and $1.6 million, and recognized revenue of $600 thousand and $1.4 million, during the years ended March 31, 2021 and 2020, respectively.

Revenues earned in connection with up front exhibitor contributions are deferred and recognized over the expected cost recoupment period.

Exhibitors who purchased and own Systems using their own financing in the Cinema Equipment Business paid us an upfront activation fee of approximately $2.0 thousand per screen (the “Exhibitor-Buyer Structure”). Upfront activation fees were recognized in the period in which these Systems were delivered and ready for content, as we had no further obligations to the customer after that time and collection was reasonably assured. In addition, we recognize activation fee revenue of between $1.0 thousand and $2.0 thousand on Phase II Deployment Systems and for Systems installed by CDF2 Holdings, a related party, (See Note 4 - Other Interests) upon installation and such fees are generally collected upfront upon installation. Our services division manages and collects VPFs on behalf of exhibitors, for which it earns an administrative fee equal to 10% of the VPFs collected (the “Services”).

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

Content & Entertainment Business

CEG earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, video on demand (“VOD”) (“OTT Streaming and Digital”), and physical goods (e.g., DVDs and Blu-ray Discs) (“Physical Revenue” or “Base Distribution Business”). Fees earned are typically a percentage based on the net amounts received from our customers. Depending upon the nature of the agreements with the platform and content providers, the fee rate that we earn varies. The Company’s performance obligations include the delivery of content for transactional, subscription and ad supported/FAST on the digital platforms, and shipment of DVDs and Blu-ray Discs. Revenue is recognized at the point in time when the performance obligation is satisfied which is when the content is available for subscription on the digital platform, at the time of shipment for physical goods, or point-of-sale for transactional and VOD services as the control over the content or the physical title is transferred to the customer. The Company considers the delivery of content through various distribution channels to be a single performance obligation. Physical Revenue is recognized after deducting the reserves for sales returns and other allowances, which are accounted for as variable consideration.

Physical goods reserves for sales returns and other allowances are recorded based upon historical experience. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required.

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

Principal Agent Considerations

We determine whether revenue should be reported on a gross or net basis for each revenue stream based on the transfer of control of goods and services. Key indicators that we use in evaluating gross versus net treatment include, but are not limited to, the following:

●	which party is primarily responsible for fulfilling the promise to provide the specified good or service; and

●	which party has discretion in establishing the price for the specified good or service.

Shipping and Handling

Shipping and handling costs are incurred to move physical goods (e.g., DVDs and Blu-ray Discs) to customers. We recognize all shipping and handling costs as an expense in cost of goods sold because we are responsible for delivery of the product to our customers prior to transfer of control to the customer.

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

The ending deferred revenue balance, including current and non-current balances, as of March 31, 2021 was $0.9 million. For the year ended March 31, 2021, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

During the years ended March 31, 2021 and 2020, $1.6 million and $4.2 million, respectively of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. As of March 31, 2021, the aggregate amount of contract revenue allocated to unsatisfied performance obligations was $0.9 million. We expect to recognize this balance over the next 12 months.

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

Disaggregation of Revenue

The Company disaggregates revenue into different revenue categories for the Cinema Equipment and CEG Businesses. The Cinema Equipment Business revenue categories are: Phase I Deployment revenue, Phase II Deployment revenue, Services, and Digital System Sales, and the Content & Entertainment Business revenue categories are: Base Distribution Business and OTT Streaming and Digital. For the year ended March 31, 2021, the Company further refined its reporting within the revenue categories of the Content & Entertainment Business resulting in the update of Disaggregated Revenues for the Base Distribution Business and OTT Streaming and Digital previously reported amounts of $19,222 and $7,328, respectively for the year ended March 31, 2020 to the amounts disclosed in the table below.

The following tables present the Company’s revenue categories for the year ended March 31, 2021 and 2020 (in thousands):

	Year Ended March 31,
	2021	2020
Cinema Equipment Business:
Phase I Deployment	$552	$5,476
Phase II Deployment	1,531	1,717
Services	539	4,122
Digital System Sales	600	1,426
Total Cinema Equipment Business revenue	$3,222	$12,714

Content & Entertainment Business:
Base Distribution Business	$10,230	$13,984
OTT Streaming and Digital	17,967	12,566
Total Content & Entertainment Business revenue	$28,197	$26,550

DIRECT OPERATING COSTS

Direct operating costs consist of operating costs such as cost of goods sold, fulfillment expenses, shipping costs, property taxes and insurance on Systems, royalty expenses, impairments of advances, and marketing and direct personnel costs.

STOCK-BASED COMPENSATION

The Company issues stock-based awards to employees and non-employees, generally in the form of restricted stock units and performance stock units. The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments, including grants of stock options and restricted stock units and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values. The Company measures the compensation expense of employee and nonemployee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized on a straight-line basis over the period during which the employee and nonemployee is required to provide service in exchange for the award. The fair value of options on the date of grant is calculated using the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on the trading price of the Company’s stock, historical data, peer company data and judgment regarding future trends and factors.

Employee and director stock-based compensation expense related to our stock-based awards was as follows:

	Year Ended March 31,
(In thousands)	2021	2020
Selling, general and administrative	$2,892	$543
	$2,892	$543

During the year ended March 31, 2021, the Company granted 7,692,323 stock appreciation rights (“SARs”). The SARs were granted under the Company’s 2017 Equity Incentive Plan (the “2017 Plan). All SARs issued have an exercise price equal to the fair value of the Company’s common stock on the date of grant and a maturity date of 10 years. The SARs were valued on the grant date utilizing an option pricing model, as follows:

Grant Date: November 19, 2020 – February 17, 2021

Maturity Date: November 19, 2030 – February 17, 2031

Fair value of class A common stock on grant date: $0.54 - $1.97

Volatility: 91.05% - 93.12%

Discount rate: 0.88% - 1.59%

There was $1.6 million and $441 thousand of stock-based compensation recorded for the year ended March 31, 2021 and 2020, respectively, relating to these SARs.

Total SARs outstanding are as follows:

Year Ended March 31, 2021
SARs Outstanding March 31, 2020	1,462,610
Issued	7,692,323
Forfeited	—
Total SARs Outstanding March 31, 2021	9,154,933

There are 696,050 units of performance stock units (“PSU”) which were granted on July 26, 2018 fully vested that were settled during the year ended March 31, 2021. There was no stock-based compensation recorded related to these units for the year ended March 31, 2021 and there was a cumulative adjustment of $166 thousand of stock-based compensation recorded for the year ended March 31, 2020. During the year ended March 31, 2021, the vested PSU’s were settled for 693,647 shares of Class A common stock. In addition, the Company issued 689,364 shares of Class A common stock as a bonus to employees. The Company recorded $786 thousand as stock compensation expense related to the bonus awards based on the $1.14 Class A common share value on the date of grant during the year ended March 31, 2021.

In addition, during the year ended March 31, 2021, the Company granted and issued 320,000 shares of Class A common stock to the Company’s Chief Executive Officer as a compensatory bonus. The shares were valued on the date of grant utilizing the fair value of the Company’s class A common stock. The Company recognized stock compensation of $166 thousand for the issuance.

There was $5 thousand and $4 thousand of stock-based compensation recorded for the years ended March 31, 2021 and 2020, respectively, related to employees’ restricted stock awards.

There was $239 thousand and $263 of stock-based compensation for the years ended March 31, 2021 and 2020 related to board of directors.

On September 1, 2020, we issued 80,000 shares of Class A common stock to Ronald L. Chez as a bonus payable to him under the Strategic Investor Agreement between the Company and him dated as of April 3, 2017. During the year ended March 31, 2021, we recognized an expense of $71 thousand based on the stock price of the Class A common stock on the date of grant.

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

We incurred net losses for the years ended March 31, 2021 and 2020, and therefore the impact of potentially dilutive common shares from outstanding stock options and warrants, totaling 11,127,539 shares and 4,117,323 shares as of March 31, 2021 and 2020, respectively, were excluded from the computations of loss per share as their impact would have been anti-dilutive.

COMPREHENSIVE LOSS

As of the year ended March 31, 2021 and 2020, comprehensive loss consisted of net loss and foreign currency translation adjustments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adopted

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in ASU 2018-13 modify the disclosure requirements associated with fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this ASU on April 1, 2020 did not have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. The amendments of ASU No. 2020-04 are effective immediately, as of March 12, 2020, and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which provides new guidance regarding the measurement and recognition of credit impairment for certain financial assets. Such guidance will impact how the Company determines its allowance for estimated uncollectible receivables and evaluates its available-for-sale investments for impairment. ASU 2016-13 is effective for the Company in the first quarter of fiscal 2023. The Company is currently evaluating the effect that ASU 2016-13 will have on its consolidated financial statements and related disclosures.

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

3. CONSOLIDATED BALANCE SHEET COMPONENTS

ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	As of
(In thousands)	March 31, 2021	March 31, 2020
Trade receivables	$23,969	40,073
Allowance for doubtful accounts	(2,876)	(5,288)
Total accounts receivable	$21,093	$34,785

PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	As of
(In thousands)	March 31, 2021	March 31, 2020
Non-trade accounts receivable	$413	$509
Advances	1,841	3,213
Due from producers	589	1,009
Prepaid insurance	409	336
Other prepaid expenses	405	315
Total prepaid and other current assets	$3,657	$5,382

PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	As of
(In thousands)	March 31, 2021	March 31, 2020
Leasehold Improvements	$8	$183
Computer equipment and software	1,002	1,051
Internal Use Software	5,164	3,950
Construction in Process	40	1,212
Digital Cinema Projection Systems	307,487	324,760
Machinery and Equipment	437	437
Furniture and Fixtures	1	24
	314,139	331,617
Less - Accumulated Depreciation and Amortization	(310,639)	(323,650)
Total property and equipment, net	$3,500	$7,967

Total depreciation and amortization of property and equipment was $4.4 million and $6.6 million for the years ended March 31, 2021 and 2020, respectively.

INTANGIBLE ASSETS

Intangible assets, net consisted of the following:

	As of March 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (years)
Trademarks	$2,839	$(382)	$2,457	3
Customer relationships and contracts	22,137	(17,610)	4,527	3-15
Theatre relationships	550	(550)	-	10-12
Content library	23,148	(20,272)	2,876	3-6
Total	$48,674	$(38,814)	$9,860

	As of March 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (years)
Trademarks	$271	$(259)	$12	3
Customer relationships and contracts	21,968	(15,473)	6,495	3-15
Theatre relationships	550	(527)	23	10-12
Content library	20,420	(20,026)	394	3-6
Total	$43,209	$(36,285)	$6,924

Amortization expense related to intangible assets was $2.5 million and $2.8 million for the years ended March 31, 2021 and 2020, respectively.

Based on identified intangible assets that are subject to amortization as of March 31, 2021, we expect future amortization expense for each period to be as follows:

(In thousands) Fiscal years ending March 31,
2022	$2,760
2023	2,090
2024	1,920
2025	1,091
2026	177
Thereafter	1,822
Total	$9,860

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of
(In thousands)	March 31, 2021	March 31, 2020
Accounts payable	$30,111	$50,708
Amounts due to producers, net	10,557	19,599
Accrued compensation and benefits	2,995	1,237
Accrued taxes (refund) payable	(99)	453
Interest payable	10	954
Accrued other expenses	3,053	4,134
Total accounts payable and accrued expenses	$46,627	$77,085

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

As of March 31, 2021 and 2020, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable was $0.3 million and $0.4 million as of March 31, 2021 and 2020, respectively, which are included in accounts receivable, net on the accompanying consolidated balance sheets.

The accompanying Consolidated Statements of Operations include $128 thousand of digital cinema servicing revenue from CDF2 Holdings for the year ended March 31, 2021. The accompanying Consolidated Statements of Operations include $1.1 million of digital cinema servicing revenue from CDF2 Holdings for the year ended March 31, 2020.

Total Stockholders’ Deficit of CDF2 Holdings at March 31, 2021 and 2020 was $46.3 million and $31.8 million, respectively. We have no obligation to fund the operating loss or the stockholders’ deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of March 31, 2021 and 2020 is carried at $0.

Majority Interest in CONtv

We own an 85% interest in CON TV, LLC, a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the Internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets.

5. ASSET ACQUISTION

On December 21, 2020, the Company acquired substantially all of the assets of The Film Detective, LLC (“TFD”), a leading content distributor and streaming channel company focused on classic film and television programming. The purchase price for the TFD acquisition was $750,000 in cash and 2,504,592 shares of the Company’s Class A common stock at $0.74 per share or $1,853,000, as of the acquisition date. In addition, TFD may be entitled to receive earnout amounts of up to an aggregate of $1,600,000 for the four years beginning on April 1, 2021, payable in cash or with respect to a portion thereof, at the Company’s discretion and subject to certain conditions, in shares of Common Stock. This acquisition is accounted for as an asset acquisition as substantially all of the value acquired resides in a single group of assets. Accordingly, the acquisition cost related to the transaction is capitalized and the potential earnout will only be recognized when the contingency is probable and estimable in the future. As of March 31, 2021 the Company determined that the potential earnout was not probable. Acquired intangible assets include TFD’s content library, distribution contracts, trade name and other and the final fair value allocation was as follows:

Asset	Amount in ($000)	Useful Life
Content Library	$2,471	20 years
Distribution Contracts	124	2 years
Trade Name	24	2 years
Other	32	3 years
Total	$2,651

In January 2021, the Company acquired Fandor’s tradename, which specializes in independent film streaming service for a total of $745 thousand in cash. In February 2021, the Company acquired Screambox’s trademark, a horror streaming service, for $1.8 million consisting of cash of $650 thousand, $850 thousand by issuance of 593,534 Class A common shares at a price of $1.4321 plus an amount held in escrow for $200 thousand for future issuance of Class A common shares. In March 2021, the Company acquired Films Around the World’s classic film content library for a total of $257 thousand in cash. Cinedigm estimates the useful life of these acquired assets is 3 years. These are asset acquisitions where substantially all the value is ascribed to a single asset.

6. NOTES PAYABLE

Notes payable consisted of the following:

	March 31, 2021		March 31, 2020
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Prospect Loan	$7,786	$—	$12,205	$—
Total non-recourse notes payable	7,786	—	12,205	—
Less: Unamortized debt issuance costs and debt discounts	—	—	(763)	—
Total non-recourse notes payable, net of unamortized debt issuance costs and debt discounts	$7,786	$—	$11,442	$—
Bison Note Payable	$—	—	$10,000	$—
Second Lien Loans	—	—	8,222	—
Credit Facility	1,956	—	14,487	—
Mingtai Convertible Note	—	—	5,000	—
PPP Loan		2,152	—	—
Total recourse notes payable	1,956	2,152	37,709	—
Less: Unamortized debt issuance costs and debt discounts	—	—	(460)	—
Total recourse notes payable, net of unamortized debt issuance costs and debt discounts	$1,956	$2,152	$37,249	$—
Total notes payable, net of unamortized debt issuance costs	$9,742	$2,152	$48,691	$—

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

Collections of DC Holdings accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the Prospect Loan. On a quarterly basis, if there is excess cash flow, it is used for prepayment of the Prospect Loan. We also maintain a debt service fund under the Prospect Loan for future principal and interest payments. As of March 31, 2021, and 2020, the debt service fund had a balance of $1.0 million, which is classified as part of restricted cash on our Consolidated Balance Sheets.

On March 4, 2021, Cinedigm DC Holdings, LLC (“CDCH”), Access Digital Media, Inc., Access Digital Cinema Phase 2, Corp., Christie/AIX, Inc., Cinedigm Digital Funding I, LLC, certain Lenders, and Prospect Capital Corporation, as administrative agent and collateral agent (“Prospect”), entered into Amendment No. 3 (the “Amendment”) to the Term Loan Agreement dated February 28, 2013 (the “Term Loan Agreement”). Under the Amendment, the maturity date of the loan under the Term Loan Agreement (the “Loan”) was extended to March 31, 2022. As a condition to the effectiveness of the Amendment, CDCH paid $3,500,000 to Prospect to reduce the outstanding principal amount of the Loan.

The Prospect Loan matures on March 31, 2022 and may be accelerated upon a change in control (as defined in the agreement) or other events of default as set forth therein and would be subject to mandatory acceleration upon insolvency of DC Holdings. We are permitted to pay the full outstanding balance of the Prospect Loan at any time after the second anniversary of the initial borrowing, subject to the following prepayment penalties:

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

The Prospect Loan contains customary representations, warranties, affirmative covenants, negative covenants and events of default.

The following table summarizes the activity related to the Prospect Loan:

	As of
(In thousands)	March 31, 2021	March 31, 2020
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	6,397	4,778
Payments to date	(68,611)	(62,573)
Prospect Loan, gross	$7,786	$12,205
Less unamortized debt issuance costs and debt discounts	—	(763)
Prospect Loan, net	7,786	11,442
Less current portion	(7,786)	(11,442)
Total long term portion	$—	$—

Bison Note Payable

In December 2017, the Company entered into a loan with Bison for $10.0 million (the “Bison Loan”) and issued Warrants to purchase 1,400,000 shares of the Company’s Class A common stock. See Note 7 - Stockholders’ Equity (Deficit) for further discussion of the warrants.

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

On September 11, 2020, Bison Global converted the Bison Convertible Note in full into an aggregate of 6,666,667 shares of Common Stock at a conversion price of $1.50 per share. Accordingly, the Bison Convertible Note has been extinguished. In accordance with ASC 470, the Company recognized a loss on extinguishment of $285 thousand related to unamortized debt issuance costs for the nine months ended December 31, 2020.

Second Secured Lien Loans

On July 14, 2016, we entered into a Second Lien Loan Agreement (the “Second Lien Loan Agreement”), under which we may borrow up to $15.0 million (the “Second Lien Loans”), subject to certain limitations imposed on us regarding the number of shares that we may issue in connection with the loans. The Second Lien Loan Agreement included balances borrowed from Ronald L. Chez, at that time a member of the Board of Directors. Mr. Chez resigned from the Board of Directors in April 2017, and became a strategic advisor to the Company through September 2020. The Second Lien Loans bear interest at 12.75%, payable 7.5% in cash and 5.25% in cash or in kind at our option. Before the June 30, 2019 maturity date, on June 28, 2019, the Company entered into a consent agreement with lenders of the Second Lien Loans to an extension of the Second Lien Loans pursuant to which (i) the Company paid down a portion of the outstanding principal amount plus accrued interest to date, and (ii) the maturity date of the remaining outstanding principal amount of the Second Lien Loans was extended to September 30, 2019.

In addition, under the terms of the Second Lien Loan Agreement, we are required to issue 98,000 shares of our Class A common stock for every $1.0 million borrowed, subject to pro rata adjustments. As of March 31, 2021, we have issued 906,450 shares of Class A common stock cumulatively under the Second Lien Loan Agreement. The Second Lien Loans may be prepaid without premium or penalty and contain customary covenants, representations and warranties. The obligations under the Second Lien Loans are guaranteed by certain of our existing and future subsidiaries. We have pledged substantially all of our assets, except those assets related to our digital cinema deployment business, to secure payment on the Second Lien Loans.

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

On June 26, 2020, the Company entered into a consent agreement to extend the maturity date to September 30, 2020 and grant the Company options to extend further to March 31, 2021 and then to June 30, 2021.There was a consent fee of $100,000 paid in connection with this extension. On September 21, 2020, the Company extended the maturity date to March 31, 2021 upon payment of a fee of $50,000. On February 9, 2021, the Company prepaid all of the outstanding obligations in respect of principal, interest, fees and expenses under the Second Lien Loan Agreement, and the Second Lien Loan Agreement was terminated.

On November 19, 2020, the Company issued 452,499 shares of Common Stock in exchange for $247 thousand of principal and interest of Second Lien Notes. The exchanged Second Lien Notes were immediately cancelled and the Company recorded a gain on extinguishment of $5 thousand.

On December 4, 2020, the Company entered into exchange agreements (the “December Exchange Agreements”) with certain holders of notes under its Second Lien Loan Agreement dated as of July 14, 2016 among the Company, the lenders party thereto, and Cortland Capital Market Services LLC, as Agent (“Second Lien Notes”). Pursuant to the December Exchange Agreements, the Company issued an aggregate of 2,776,284 shares of its Class A common stock, par value $0.001 per share Common Stock in exchange for an aggregate of $1,386 thousand of principal and interest of Second Lien Notes. The exchanged Second Lien Notes were immediately cancelled and the Company recorded a loss on extinguishment of $545 thousand.

On January 21, 2021, the Company entered into an exchange agreement (the “Exchange Agreement”) with a holder of notes under its Second Lien Loan Agreement dated as of July 14, 2016 among the Company, the lenders party thereto, and Cortland Capital Market Services LLC, as Agent (“Second Lien Notes”). Pursuant to the Exchange Agreement, the Company issued an aggregate of 1,247,626 shares of its Class A common stock, par value $0.001 per share Common Stock in exchange for an aggregate of $1,289,650 of principal amount of Second Lien Notes. The exchanged Second Lien Notes were immediately cancelled and the Company recorded a loss on extinguishment of $341 thousand.

In two separate exchanges with another holder of Second Lien Notes, on January 14, 2021 and January 21, 2021, the Company issued 689,500 shares and 580,448 shares (an aggregate of 1,269,948 shares) of Class A Common Stock in exchange for $500,000 and $600,000 (an aggregate of $1,100,000) principal amount of Second Lien Notes. The exchanged Second Lien Notes were immediately cancelled and the Company recorded a loss on extinguishment of $247 thousand.

In an exchange with another holder of Second Lien Notes, on February 2, 2021, the Company issued 425,290 shares of Class A Common Stock in exchange for $500,000 principal amount of Second Lien Notes and the Company recorded a loss of $59 thousand.

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

As of March 31, 2021 and 2020, there was $2.0 million and $14.5 million outstanding, respectively, and there was $6.3 million available, under the Credit Facility based on the Company’s borrowing base as of March 31, 2021. On July 3, 2019, the Company entered into the EWB Amendment to the Credit Facility. The EWB Amendment reduced the size of the facility to $18.0 million, required certain prepayments and daily cash sweeps from collections of receivables to be made, changed in certain respects how the borrowing base is calculated, and extended the maturity date to June 30, 2020. In connection with the EWB Amendment, three of our subsidiaries became Guarantors under the Credit Facility. On June 25, 2020, the Company signed amendment No. 4 with East West Bank to extend the maturity of the Credit Facility to June 30, 2021 and waive events of default provisions. On June 22, 2021, the maturity date of the Credit Facility was extended to September 28, 2021.

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

PPP Loan

On April 15, 2020, the Company received $2.2 million from East West Bank, the Company’s existing lender. The PPP Loan matures on April 10, 2022 (the “PPP Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the PPP Maturity Date. The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act and could be subject to repayment. On January 5, 2021, the Company has submitted its application for forgiveness and, as of June 30, 2021 obtained forgiveness for the full amount as discussed on Note 12 – Subsequent Events.

7. STOCKHOLDERS’ EQUITY (DEFICIT)

COMMON STOCK

During the year ended March 31, 2021, we issued 104,326,689 shares of Class A common stock which consists of the sale of 28,405,840 shares of our Class A common stock, 29,855,081 in connection with the Starrise transaction, 23,480,000 shares of our Class A common stock in registered direct offerings, issuance of Class A common stock in asset acquisitions, settlement of the outstanding second lien loans, issuance of restricted shares to employees, directors, consultants and third parties, and the issuances of Class A common stock for warrants exercised and preferred stock dividends. On March 8, 2021, the Company cancelled 35,714 shares of Class A common stock issued to a board director that resigned from the board before such shares vested.

On June 24, 2020, the Company issued 329,501 shares of Common Stock in exchange for $842,000 of principal amount of Second Lien Notes. The exchanged Second Lien Notes were immediately cancelled.

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

During the year ended March 31, 2021, we sold 28,405,840 shares of Common Stock under the ATM Sales Agreement. Net proceeds from such sales totaled $18.6 million. Proceeds were used to strengthen our liquidity and working capital position.

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

On January 14, 2021 and January 21, 2021, the Company issued 689,500 shares, 580,448 shares, and 1,247,626 shares (an aggregate of 2,517,574 shares) of Class A Common Stock in exchange for $500,000, $600,000 and $1,289,650 (an aggregate of $2,389,650) principal amount of Second Lien Notes. The exchanged Second Lien Notes were immediately cancelled.

In an exchange with another holder of Second Lien Notes, on February 2, 2021, the Company issued 425,290 shares of Class A Common Stock in exchange for $500,000 principal amount of Second Lien Notes.

PREFERRED STOCK

Cumulative dividends in arrears on preferred stock were $0.1 million as of March 31, 2021 and 2020. In May 2021, we paid the preferred stock dividends in arrears in the form of 53,278 shares of Class A common stock.

TREASURY STOCK

We have treasury stock, at a cost, consisting of 1,313,836 shares of Class A common stock at March 31, 2021 and 2020.

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

As of March 31, 2021, there were 261,587 stock options outstanding in the Plan with weighted average exercise price of $14.99 and a weighted average contract life of 2.11 years. As of March 31, 2020, there were 272,766 shares pursuant to stock options outstanding in the Plan with weighted average exercise price of $15.00 and a weighted average contract life of 3.11 years.

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

The analysis of all options outstanding under the 2000 Plan as of March 31, 2020 is as follows:

As of March 31, 2021
Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$1.16 - $7.40	5,000	4.25	$7.40	$—
$13.70 - $24.40	249,087	2.12	14.69	—
$30.00 - $50.00	7,500	0.38	30.00	—
	261,587			$—

An analysis of all options exercisable under the 2000 Plan as of March 31, 2021 is presented below:

Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
261,587	2.11	$14.99	—

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN

In October 2013, we issued options outside of the 2000 Plan to 10 individuals who became employees as a result of a business combination. The employees received options to purchase an aggregate of 62,000 shares of our Class A Common Stock at an exercise price of $17.50 per share. The options were fully vested as of October 2017 and expire 10 years from the date of grant, if unexercised. As of March 31, 2021, 12,500 of such options remained outstanding.

In December 2010, we issued options to purchase 450,000 shares of Class A Common Stock outside of the 2000 Plan as part of our Chief Executive Officer’s initial employment agreement with the Company. Such options have exercise prices per share between $15.00 and $50.00, were vested as of December 2013 and expired in December 2020. As of March 31, 2021, none of such options remained outstanding.

WARRANTS

The following table presents information about outstanding warrants to purchase shares of our Class A common stock as of March 31, 2021. All of the outstanding warrants are fully vested and exercisable.

Recipient	Amount outstanding	Expiration	Exercise price per share
Strategic management service provider	52,500	July 2021	$17.20 - $30.00
Warrants issued in connection with Convertible Notes exchange transaction	246,019	December 2021	$1.30
5-year Warrant issued to BEMG in connection with a term loan agreement	1,400,000	December 2022	$1.80

Certain warrants issued in connection with the Second Lien Loans (See Note 6- Notes Payable) to Ronald L. Chez, at the time a member of our Board of Directors, contain a cashless exercise provision and customary anti-dilution rights. On June 4, 2020, Ronald L. Chez exercised all such warrants to purchase 236,889 shares of Class A common stock in connection with the Second Lien Loans, resulting in gross proceeds of $301 thousand.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of March31, 2021

(In thousands)	Classification on the Balance Sheet	March 31, 2021
Assets
Noncurrent	Operating lease right-of-use asset	$100
Liabilities
Current	Operating leases - current portion	87
Noncurrent	Operating leases - long-term portion	13
Total operating lease liabilities		$100
Weighted-average discount rate (1)		5.1%

(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at April 1, 2019.

Lease Costs

The table below presents certain information related to lease costs for leases:

Year Ended
(In thousands)	March 31, 2021
Operating lease cost	$195
Total lease cost	$195

Other Information

The table below presents supplemental cash flow information related to leases:

Year Ended
(In thousands)	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities	197
Operating cash flows used for operating leases	$197

The Company terminated an office lease in Los Angeles in April 2020 and a lease for office equipment was terminated in June 2020. The Company removed the right-of-use assets of $927 thousand and the lease liabilities of $1.0 million as of June 30, 2020. The estimated future lease liabilities are not expected to be material for the remaining outstanding office and equipment leases.

9. SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended March 31,
(In thousands)	2021	2020
Cash interest paid	$4,052	$4,905
Income taxes paid	232	439
Accrued dividends on preferred stock	89	89
Issuance of Class A common stock for payment of preferred stock dividends	356	356
Issuance of Class A common stock to Starrise, a related party	11,046	11,257
Contributed capital under the Starrise transaction, a related party	17,187	13,795
Settlement of second lien loan with Class A common stock	6,485	—
Settlement of note payable with Class A common stock	15,067	—
Class A common stock to be issued in connection with the asset acquisition	2,905	—
Right-of-use assets and operating lease liability recorded upon adoption of ASU 842, net	—	90
Amounts accrued in connection with addition of property and equipment	—	403
Starrise shares used to pay down vendors	897	—

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
Cinema Equipment Business

Financing vehicles and administrators for 3,122 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 3,104 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

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

The Cinema Equipment Business segment also provides monitoring, collection, verification and management services to this segment, as well as to exhibitors who purchase their own equipment, and also collects and disburses VPFs from motion picture studios, distributors and ACFs from alternative content providers, movie exhibitors and theatrical exhibitors (collectively, “Services”).

Content & Entertainment Business	Leading independent streaming company of content and channels. We collaborate with producers and other content owners to market, source, curate and distribute independent content to targeted and under-served audiences in theatres and homes, and via mobile and emerging platforms.

The following tables present certain financial information related to our reportable segments and Corporate:

	As of March 31, 2021
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non- Recourse	Notes Payable	Operating lease liabilities
Cinema Equipment Business	$—	$—	$13,169	$7,786	$—	$1
Content & Entertainment Business	9,858	8,701	42,733	—	—	69
Corporate	2	—	19,544	—	4,108	30
Total	$9,860	$8,701	$75,446	$7,786	$4,108	$100

	As of March 31, 2020
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non- Recourse	Notes Payable	Operating lease liabilities
Cinema Equipment Business	$23	$—	$34,465	$11,442	$—	$594
Content & Entertainment Business	6,895	8,701	49,923	—	—	73
Corporate	6	—	26,052	—	37,249	610
Total	$6,924	$8,701	$110,440	$11,442	$37,249	$1,277

	Statements of Operations
	Year Ended March 31, 2021
	(in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$3,222	$28,197	$—	$31,419
Direct operating (exclusive of depreciation and amortization shown below)	683	15,420	—	16,103
Selling, general and administrative	2,277	9,798	9,917	21,992
Allocation of corporate overhead	586	3,872	(4,458)	—
Recovery for doubtful accounts	(121)	(1)	—	(122)
Depreciation and amortization of property and equipment	3,916	461	27	4,404
Amortization of intangible assets	23	2,488	4	2,515
Total operating expenses	7,364	32,038	5,490	44,892
Loss from operations	$(4,142)	$(3,841)	$(5,490)	$(13,473)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	264	2,628	2,892
Total stock-based compensation	$—	$264	$2,628	$2,892

	Statements of Operations
	Year Ended March 31, 2020 (in thousands)
	Cinema Equipment Business	Content & Entertainment	Corporate	Consolidated
Revenues	$12,741	$26,550	$—	$39,291
Direct operating (exclusive of depreciation and amortization shown below)	1,236	15,910	—	17,146
Selling, general and administrative	2,085	10,017	4,242	16,344
Allocation of corporate overhead	807	4,704	(5,511)	—
Provision for doubtful accounts	759	(1)	—	758
Depreciation and amortization of property and equipment	6,087	366	167	6,620
Amortization of intangible assets	46	2,722	4	2,772
Total operating expenses	11,020	33,718	(1,098)	43,640
Income (loss) from operations	$1,721	$(7,168)	$1,098	$(4,349)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

	Cinema Equipment Business	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	(6)	55	494	543
Total stock-based compensation	$(6)	$55	$494	$543

11. INCOME TAXES

We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions. We recorded an income tax benefit from operations of $0.3 million and income tax expense of $0.3 million for the years ended March 31, 2021 and 2020, respectively, primarily for state income taxes in our Cinema Equipment Business and Corporate segments. The income tax benefit for the year ended March 31, 2021 was mainly related to changes in estimates from timing of the income tax provisions to the income tax fillings to state income tax expense. The income tax expense for the year ended March 31, 2020 was mainly related to taxable income at the state level and timing differences related to fixed asset depreciation.

The following table presents the components of income tax benefit (expense):

	For the Fiscal Year Ended March 31,
(In thousands)	2021	2020
Federal:
Current	$—	$—
Deferred	—	—
Total federal	—	—
State:
Current	315	(313)
Deferred	—	—
Total State	315	(313)
Income tax benefit (expense)	$315	$(313)

Net deferred taxes consisted of the following:

	As of March 31,
(In thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$15,019	$7,549
Stock-based compensation	934	2,666
Intangibles	5,879	6,162
Accrued liabilities	1,054	1,162
Allowance for doubtful accounts	845	1,540
Investments	3,857	—
Nondeductible interest expense	3,693	2,821
Other	114	359
Total deferred tax assets before valuation allowance	31,394	22,259
Less: Valuation allowance	(30,968)	(17,614)
Total deferred tax assets after valuation allowance	$425	$4,645
Deferred tax liabilities:
Depreciation and amortization	$(425)	$(1,398)
Investments	—	(3,247)
Total deferred tax liabilities	(425)	(4,645)
Net deferred tax	$—	$—

We have provided a valuation allowance equal to our net deferred tax assets for the years ended March 31, 2021 and 2020. We are required to recognize all or a portion of our deferred tax assets if we believe that it is more likely than not that such assets will be realized, given the weight of all available evidence. We assess the realizability of the deferred tax assets at each interim and annual balance sheet date. In assessing the need for a valuation allowance, we considered both positive and negative evidence, including recent financial performance, projections of future taxable income and scheduled reversals of deferred tax liabilities. The net change in the valuation allowance of $13.4 million during the fiscal year ended March 31, 2021 was mainly due to increases in the deferred tax asset related to our investment in Starrise, a related party, and increases in the net operating loss carryforward. The net change in the valuation allowance of $1.5 million during the fiscal year ended March 31, 2020, was mainly due to the recording of a deferred tax liability related to our investment in Starrise, offset by an increase in other deferred tax assets. We will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based upon actual and forecasted operating results.

As of March 31, 2021, we had federal and state net operating loss carryforwards of approximately $52.6 million available in the United States of America (“U.S.”) and approximately $1.1 million in Australia to reduce future taxable income. U.S. federal and state net operating loss carryforwards of approximately $22.2 and $52.6 million, respectively, generally begin to expire in 2022. U.S. federal net operating loss carryforwards that were generated during the years ended March 31, 2020 and 2021, of approximately $30.4 million, do not expire. The Australian net operating loss carryforward of $1.1 million, does not expire.

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

The differences between the United States statutory federal tax rate and our effective tax rate are as follows:

	For the fiscal years ended March 31,
	2021	2020
Provision at the U.S. statutory federal tax rate	21.0%	21.0%
State income taxes, net of federal benefit	5.7%	(0.1)%
Change in valuation allowance	(26.7)%	(9.9)%
Non-deductible expenses	(3.4)%	(3.4)%
Net operating loss decrease under IRC 382	---	(10.2)
Effect of tax reform	—	—
Losses from non-consolidated entities	3.8%	0.4%
Other	0.1	—
Income tax benefit /(expense)	0.5%	(2.2)%

We file income tax returns in the U.S. federal jurisdiction, various U.S. states, and Australia. For federal income tax purposes, our fiscal 2018 through 2021 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For U.S. state and Australian tax purposes, our fiscal 2017 through 2021 tax years generally remain open for examination by most of the tax authorities under a four-year statute of limitations.

12.	SUBSEQUENT EVENTS

Stock Purchase Agreement

On May 12, 2021, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with FoundationTV, Inc. (“FoundationTV”), to buy all of FoundationTV´s issued and outstanding stock and for the Company to exchange in consideration an aggregate of $5,125,000, of which $1 million was paid in cash and issue 1,483,129 shares of Class A common stock were issued for a total of $2 million in consideration therefor at closing in June 9, 2021 and an additional $1.9 million will be paid in eight equal installments of one installment on each six month anniversary of closing over forty-eight months, and a final lump sum payment of $225 thousand on the four year anniversary of the closing. The Stock Purchase Agreement contains certain conditions to closing, including that the Company obtain approval of its stockholders, applicable lenders, and regulatory authorities, as applicable, and representations and warranties and covenants as are customary for transactions of this type. On June 9, 2021, the Stock Acquisition was consummated.

Prospect Loan Payment

On a series of payments between April 30 and July 9, 2021, the Company paid in full the prospect loan non-recourse debt amount by paying an aggregate principal amount of $7.8 million. Pre-payment of the Prospect loan is permissible without penalty.

PPP Loan Forgiveness

On July 7, 2021, the Company received notification from the Lender that the U.S. Small Business Administration had approved the Company’s PPP Loan forgiveness application for the entire PPP Loan amount and accrued interest as of June 30, 2021. The forgiveness of the PPP Loan will be recognized during the Company’s fiscal quarter ending June 30, 2021.

PART II. OTHER INFORMATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Definition and Limitations of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Operating Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2021. Based on such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosures due to the material weaknesses identified in our internal control over financial reporting as of March 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2021 and identified the following material weaknesses:

●	Financial Close Process: the Company did not maintain an effective control environment related to the financial close process due to significant turnover of personnel in the accounting function where there was an insufficient complement of personnel, contributing to:

○	the Company did not design and maintain effective controls over the financial close process including timely and sufficient analysis of certain financial statement account balances;

○	the Company did not identify and evaluate certain transactions under the appropriate accounting literature; and

○	the Company did not perform timely and sufficient analysis of certain financial statement account balances as part of the financial close process.

●	Information and Communication Controls: the Company did not design and maintain effective controls regarding significant transaction cycles to ensure policies and procedures designed to mitigate the risks to the achievement of objectives are carried out.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. As this deficiency created a reasonable possibility that a material misstatement would not be prevented or detected in a timely basis, management concluded that the control deficiency represented a material weakness and accordingly our internal control over financial reporting was not effective as of March 31, 2021. Management concluded that additional formal procedures should be implemented in the financial close and reporting process to ensure that appropriate and timely reviews occur on all financial reporting analysis.

Management also concluded that due to employee turnover within our corporate accounting group as of March 31, 2021, we did not have a sufficient complement of corporate personnel with appropriate levels of accounting and controls knowledge and experience commensurate with our financial reporting requirements to appropriately analyze, record and disclose accounting matters completely and accurately.

Remediation. Following identification of this control deficiency, management is implementing modifications to better ensure that the Company has appropriate and timely reviews on all financial reporting analysis. The material weakness in our internal control over financial reporting will not be considered remediated until these modifications are implemented, in operation for a sufficient period of time, tested, and concluded by management to be designed and operating effectively. In addition, as we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify our remediation plan. Management will test and evaluate the implementation of these modifications to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material misstatement in the Company’s financial statements.

The steps we took to address the deficiencies identified included:

●	we appointed an SVP Finance and Accounting;

●	we have engaged in efforts to restructure accounting processes and revise organizational structures to enhance accurate accounting and appropriate financial reporting;

●	we have hired additional experienced accounting personnel in the corporate office to enhance the application of accounting standards and our financial closing and reporting process;

●	we have engaged external advisors to provide financial accounting and reporting assistance;

●	we will enhance information and communication processes through information technology solutions to ensure that information needed for financial reporting is accurate, complete, relevant and reliable, and communicated in a timely manner; and

●	we plan to engage external advisors to evaluate and document the design and operating effectiveness of our internal control over financial reporting and assist with the remediation and implementation of our internal control function.

As noted above, we believe that, as a result of management’s in-depth review of its accounting processes, and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-K and, to the best of our knowledge, we believe that the consolidated financial statements in this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows in conformity with GAAP.

We and our Board treat the controls surrounding, and the integrity of, our financial statements with the utmost priority. Management is committed to the planning and implementation of remediation efforts to address control deficiencies and any other identified areas of risk. These remediation efforts are intended to both address the identified material weakness and to enhance our overall financial control environment. We are committed to maintaining a strong internal control environment, and we believe the measures described above will strengthen our internal control over financial reporting and remediate the material weakness we have identified. Our remediation efforts have begun, and we will continue to devote significant time and attention to these remedial efforts. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to strengthen controls or to modify the remediation plan described above, which may require additional implementation time.

Changes in Internal Control Over Financial Reporting

There have been no changes, other than our remediation efforts discussed above, in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Christopher J. McGurk, 64, has been the Company’s Chief Executive Officer and Chairman of the Board since January 2011. Mr. McGurk was the founder and Chief Executive Officer of Overture Films from 2006 until 2010 and also the Chief Executive Officer of Anchor Bay Entertainment, which distributed Overture Films’ products to the home entertainment industry. From 1999 to 2005, Mr. McGurk was Vice Chairman of the Board and Chief Operating Officer of Metro-Goldwyn-Mayer Inc. (“MGM”), acting as the company’s lead operating executive until MGM was sold for approximately $5 billion to a consortium of investors. Mr. McGurk joined MGM from Universal Pictures, where he served in various executive capacities, including President and Chief Operating Officer, from 1996 to 1999. From 1988 to 1996, Mr. McGurk served in several senior executive roles at The Walt Disney Studios, including Studios Chief Financial Officer and President of The Walt Disney Motion Picture Group. Mr. McGurk currently serves on the board of IDW Media Holdings, Inc. (Pink:IDWM) and has previously served on the boards of BRE Properties, Inc., DivX Inc., DIC Entertainment, Pricegrabber.com, LLC and MGM Studios, Inc. Mr. McGurk’s extensive career in various sectors of the theatrical production and exhibition industry will provide the Company with the benefits of his knowledge of and experience in this field, as well as his wide-spread contacts within the industry.

Fan “Tom” Bu, 41, has been a member of the Board since March 2020. He served as an Audit/Financial Director for Bison Finance Group Ltd. (HK:00888) from June 2017 through May 2021. From October 2017 through June 2019, he was the Chief Financial Officer of Xynomic Pharmaceuticals Holdings, Inc., f/k/a Bison Capital Acquisition Corp. (OTC:XYN). From December 2013 to May 2017, Mr. Bu served as an audit manager at KPMG Huazhen LLC. From October 2010 to December 2013, Mr. Bu served as the audit manager at KPMG Advisory (China) Limited. Mr. Bu graduated from Shandong Economic University with a Bachelor’s Degree in International Trade in June 2007 and graduated from Ocean University of China with a Master’s Degree in Economics in June 2010. Mr. Bu is a certified public accountant in China (CICPA). Mr. Bu is a designee of Bison in accordance with the Stock Purchase Agreement (the “Bison Agreement”) dated as of June 29, 2017, by and between the Company and Bison Entertainment Investment Limited, a wholly owned subsidiary of Bison. Mr. Bu brings knowledge of doing business in China, as well as financial and accounting experience, to the Board.

Peter C. Brown, 62, has been a member of the Board since September 2010. He is Chairman of Grassmere Partners, LLC, a private investment firm, which he founded in 2009. Prior to founding Grassmere Partners, Mr. Brown served as Chairman of the Board, Chief Executive Officer and President of AMC Entertainment Inc. (“AMC”), one of the world’s leading theatrical exhibition companies, from July 1999 until his retirement in February 2009. He joined AMC in 1990 and served as AMC’s President from January 1997 to July 1999 and Senior Vice President and Chief Financial Officer from 1991 to 1997. Mr. Brown currently serves on the board of EPR Properties (NYSE: EPR), a specialty real estate investment trust (REIT). Mr. Brown also serves as a director of CenturyLink (NYSE: CTL), a global leader in communications, hosting, cloud and IT services. Past additional public company boards include: National CineMedia, Inc., Midway Games, Inc., LabOne, Inc., and Protection One, Inc. Mr. Brown’s extensive experience in the theatrical exhibition and entertainment industry and other public company boards provides the Board with valuable knowledge and insight relevant to the Company’s business.

Patrick W. O’Brien, 74, has been a member of the Board since July 2015. He currently serves as the Managing Director & Principal of Granville Wolcott Advisors, a company he formed in 2009 which provides business consulting, due diligence and asset management services for public and private clients. From 2005 to 2009, Mr. O’Brien was a Vice President - Asset Management for Bentall-Kennedy Associates Real Estate Counsel where he represented pension fund ownership interests in hotel real estate investments nationwide. Mr. O’Brien has previously served as Chairman of the Board and CEO of Livevol, Inc., a private company that was a leader in equity and index options technology which was successfully sold to CBOE Holdings. During the past five years, Mr. O’Brien has also served on the boards of LVI Liquidation Corp., Creative Realities, Inc., ICPW Liquidation Trust, and Merriman Holdings, Inc. Mr. O’Brien brings to the Board his seasoned executive and business expertise in private and public companies with an emphasis on financial analysis and business development.

Peixin Xu, 49, has been a member of the Board since November 2017. Mr. Xu founded Bison, an investment company with a focus on the media and entertainment, healthcare and financial service industries, in 2014 and has been serving as a partner and director since then. From 2013 to the present, Mr. Xu has been serving on the board of directors of Airmedia Group Inc. (Nasdaq: AMCN). Mr. Xu is a designee of Bison in connection with the Bison Agreement. Mr. Xu brings to the Board investment experience, including in the media industry, in the United States and in China.

Executive Officers

The Company’s executive officers are Christopher J. McGurk, Chief Executive Officer and Chairman of the Board, Gary S. Loffredo, President, Chief Operating Officer, General Counsel, and Secretary, and Erick Opeka, Executive Vice President and President of Cinedigm Digital Networks. Biographical information for Mr. McGurk is included above.

Gary S. Loffredo, 56, has been the Company’s President since December 2020, Chief Operating Officer since February 2019, and General Counsel and Secretary since October 2011. He had previously served as President of Digital Cinema since 2011, as Senior Vice President - Business Affairs, General Counsel and Secretary since 2000, as Interim Co-Chief Executive Officer from June 2010 through December 2010, and was a member of the Board from September 2000 - October 2015. From March 1999 to August 2000, he had been Vice President, General Counsel and Secretary of Cablevision Cinemas d/b/a Clearview Cinemas. Mr. Loffredo was an attorney at the law firm of Kelley Drye & Warren LLP from September 1992 to February 1999. Having been with the Company since its inception and with Clearview Cinemas prior thereto, Mr. Loffredo has over two decades of experience in the cinema exhibition industry, both on the movie theatre and studio sides, as well as legal training and general business experience, which skills and understanding are beneficial to the Company. As part of his role as Chief Operating Officer of the Company, the Company’s finance team reports directly to Mr. Loffredo.

Erick Opeka, 47, has been the Company’s Chief Strategy Officer since December 2020 and President of Cinedigm Networks since joining the Company in 2014, when, as EVP of Digital Networks, he oversaw the distribution of Cinedigm’s OTT networks online, as well as on mobile devices, gaming consoles, and connected TVs. Mr. Opeka was integral in the development and launch of the Company’s flagship digital first networks, further expanding the Company’s growth through landmark partnerships with leading platforms such as Sling TV, XUMO, and Twitch, among others. Prior to joining Cinedigm, Mr. Opeka served as Senior Vice President and head of New Video Digital, which he grew into the largest global aggregator of independent digital content for more than 850 content partners including A&E Networks, The Jim Henson Company, Berman Braun, and others.

Key Employees

The Company’s key employee, other than executive officers, Yolanda Macías, Chief Content Officer of Cinedigm Entertainment Group.

Yolanda Macías, 56, joined Cinedigm in 2013 and has been the Chief Content Officer of Cinedigm Entertainment Group since December 2020, in connection with which she is responsible for acquiring global content rights for all distribution and streaming platforms and oversees all third party digital sales and marketing. Previously, Ms. Macías has over 25 years of entertainment distribution experience, including executive positions at Vivendi/Universal from 2004 to 2012, DIRECTV from 1996 to 2003, and The Walt Disney Company from 1992 to 1995.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10% of its Class A common stock to file reports of ownership and changes in ownership with the Commission and to furnish the Company with copies of all such reports they file. Based on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that none of its directors, executive officers or persons who beneficially own more than 10% of the Company’s Class A common stock failed to comply with Section 16(a) reporting requirements during the fiscal year ended March 31, 2021 (the “Last Fiscal Year”), except for Mr. Xu, who had multiple late Form 4 filings reporting multiple transactions, and Mr. Brown and Mr. O’Brien, each of whom had one late Form 4 filing reporting one transaction.

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

The Company’s leadership structure currently consists of the combined role of Chairman of the Board and Chief Executive Officer and a separate Lead Independent Director. Mr. O’Brien serves as our Lead Independent Director. The Lead Independent Director’s responsibilities include presiding at all meetings of the Board at which the Chairman is not present, including executive sessions of the independent directors, serving as a liaison between the Chairman and the independent directors, reviewing information sent to the Board, consulting with the Nominating Committee with regard to the membership and performance evaluations of the Board and Board committee members, calling meetings of and setting agendas for the independent directors, and serving as liaison for communications with stockholders.

The Board intends to meet at least quarterly and the independent directors serving on the Board intend to meet in executive session (i.e., without the presence of any non-independent directors and management) immediately following regularly scheduled Board meetings. During the Last Fiscal Year, the Board held five (5) meetings and acted sixteen (16) times by unanimous written consent in lieu of holding a meeting. Each current member of the Board, who was then serving, attended at least 75% of the total number of meetings of the Board, except for Mr. Xu, and of the committees of the Board on which they served in the Last Fiscal Year. No individual may be nominated for election to the Board after his or her 73rd birthday. Messrs. Brown, Bu and O’Brien are considered “independent” under the rules of the SEC and Nasdaq.

The Company does not currently have a policy in place regarding attendance by Board members at the Company’s annual meetings.

The Board has three standing committees, consisting of an Audit Committee, a Compensation Committee and a Nominating Committee.

Audit Committee

The Audit Committee consists of Messrs. Brown, Bu and O’Brien. Mr. Brown is the Chairman of the Audit Committee. The Audit Committee held four (4) meetings in the Last Fiscal Year. The Audit Committee has met with the Company’s management and the Company’s independent registered public accounting firm to review and help ensure the adequacy of its internal controls and to review the results and scope of the auditors’ engagement and other financial reporting and control matters. Mr. Brown is financially literate, and Mr. Brown is financially sophisticated, as those terms are defined under the rules of Nasdaq. Mr. Brown is also a financial expert, as such term is defined under the Sarbanes-Oxley Act of 2002. Messrs. Brown, Bu and O’Brien are considered “independent” under the rules of the SEC and Nasdaq.

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

Compensation Committee

The Compensation Committee consists of Messrs. Brown and O’Brien. Mr. O’Brien is the Chairman of the Compensation Committee. The Compensation Committee met ten (10) times during the Last Fiscal Year and acted one (1) time by unanimous written consent in lieu of holding a meeting. The Compensation Committee approves the compensation package of the Company’s Chief Executive Officer and, based on recommendations by the Company’s Chief Executive Officer, approves the levels of compensation and benefits payable to the Company’s other executive officers, reviews general policy matters relating to employee compensation and benefits and recommends to the entire Board, for its approval, stock option and other equity-based award grants to its executive officers, employees and consultants and discretionary bonuses to its executive officers and employees. The Compensation Committee has the authority to appoint and delegate to a sub-committee the authority to make grants and administer bonus and compensation plans and programs. Messrs. Brown and O’Brien are considered “independent” under the rules of the SEC and the Nasdaq.

The Compensation Committee has adopted a formal written charter (the “Compensation Charter”). The Compensation Charter sets forth the duties, authorities and responsibilities of the Compensation Committee. The Compensation Charter is available on the Company’s Internet website at www.cinedigm.com.

The Compensation Committee, when determining executive compensation (including under the executive compensation program, as discussed below under the heading Compensation Discussion and Analysis), evaluates the potential risks associated with the compensation policies and practices. The Compensation Committee believes that the Company’s compensation programs are designed with an appropriate balance of risk and reward in relation to the Company’s overall compensation philosophy and do not encourage excessive or unnecessary risk-taking behavior. In general, the Company compensates its executives in a combination of cash and equity awards. The equity awards contain either or both performance targets and vesting provisions, both of which encourage the executives, on a long-term basis, to strive to enhance the value of such compensation as measured by the trading price of the Class A common stock or other performance metrics. The Compensation Committee does not believe that this type of compensation encourages excessive or unnecessary risk-taking behavior. As a result, we do not believe that risks relating to our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on the Company. The Company intends to recapture compensation if and as required under the Sarbanes-Oxley Act. However, there have been no instances where it needed to recapture any compensation.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Messrs. Brown and O’Brien. Mr. O’Brien is the Chairman of the Compensation Committee. None of such members was, at any time during the Last Fiscal Year or at any previous time, an officer or employee of the Company.

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

Nominating Committee

The Nominating Committee consists of Messrs. Brown and O’Brien. Mr. Brown is the Chairman of the Nominating Committee. The Nominating Committee held one (1) meeting during the Last Fiscal Year. The Nominating Committee evaluates and approves nominations for annual election to, and to fill any vacancies in, the Board and recommends to the Board the directors to serve on committees of the Board. The Nominating Committee also approves the compensation package of the Company’s directors. Messrs. Brown and O’Brien are considered “independent” under the rules of the SEC and the Nasdaq.

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

Stock Ownership Guidelines

The Board has adopted stock ownership guidelines for its non-employee directors, pursuant to which the non-employee directors are required to acquire, within three (3) years, and maintain until separation from the Company, shares equal in value to a minimum of three (3) times the value of the annual cash retainer (not including committee or per-meeting fees) payable to such director. Shares acquired as Board retainer fees and shares owned by an investment entity with which a non-employee director is affiliated may be counted toward the stock ownership requirement.

Environmental, Social and Governance (ESG)

The Company is committed to responsible and sustainable business practices. We are currently in the process of building our ESG strategy, with the goal of transparently communicating about our most material ESG impacts and initiatives.

Sustainability

The Company is committed to working in a responsible and sustainable way to produce as few negative environmental effects as possible from our operations. Our core business does not result in any significant negative environmental effects. We note our leading role in the conversion, starting in 2005, from using analog films, which had to be shipped to theatre destinations, causing greenhouse gas emissions and ultimately waste of the film after use, to digital projection of virtually all major and independent studio films, which are now electronically delivered to theatre destinations. In addition, our current CEG business concentrates on digital and streaming distribution of content, which again is environmentally-friendly. This conversion and streaming approach significantly reduces the carbon footprint associated with the film exhibition industry.

Social

We are committed to diverse representation across all levels of our workforce to reflect the vibrant and thriving diversity of the communities which make up our customers, stockholders and home communities. Fostering a work environment that is culturally diverse, inclusive and equitable is important to us.

We encourage our employees to give back to the community. In 2021, we initiated a Community Service Policy that provides paid time off to employees volunteering with qualified charitable organizations or causes (which organizations or causes may not discriminate based on creed, race, color, national origin, religion, age, disability, sex, gender, identity, sexual orientation, pregnancy or any other legally protected classification). In addition, we have implemented a summer internship program in conjunction with C5 Youth Foundation of Southern California, a non-profit inner-city youth program. This 8-week program will provide for four college students to rotate through four departments at Cinedigm.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the compensation program and related decisions for our Named Executive Officers (“NEOs”) in our fiscal year ended March 31, 2021 (“Fiscal 2021”). As a “smaller reporting company,” as that term is defined under SEC rules, we are not required to include a “Compensation Discussion and Analysis” and are permitted to exclude certain executive compensation tables from our disclosure.

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

NEOs	Title
Christopher J. McGurk	Chairman and Chief Executive Officer
Gary S. Loffredo	President, Chief Operating Officer, General Counsel and Secretary
Erick Opeka	Chief Strategy Officer and President of Cinedigm Digital Networks

Quick CD&A Reference Guide

Compensation Program Overview	Section I
Compensation Philosophy and Objectives	Section II
Pay Mix	Section III
Competitive Positioning	Section IV
Elements of Compensation	Section V
Additional Compensation Practices and Policies	Section VI

I.	Compensation Program Overview

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

As the Company has evolved, so too has the compensation program. During the last several years, Cinedigm’s executive compensation for NEOs has been transitioning to a more performance-oriented program. The Company aims to improve both shareholder returns and its cash position. To help achieve these goals, the Compensation Committee has designed the compensation program to reward the Chief Executive Officer (“CEO”) and other employees for achieving strategic goals and increasing shareholder value by linking a portion of pay to performance through annual cash and equity, and long-term equity incentives.

The compensation program generally consists of base salary, annual incentives, and long-term equity incentive compensation. In addition, all of our NEOs receive some modest personal benefits and perquisites. Retirement benefits are accumulated through the Company’s 401(k) plan, which is open to all employees. The Company does not provide supplemental retirement benefits for NEOs. All of the NEOs have employment agreements with the Company.

When the Company does not meet performance targets or the share price does not increase, executive pay and payouts are affected. During Fiscal 2021, the Company made stock grants to employees, including the NEOs, to recognize extraordinary service contributions and loyalty to the Company under difficult circumstances throughout the prior year. Such stock grants to the NEOs consisted of 320,000 shares to Mr. McGurk, 125,000 shares to Mr. Loffredo and 125,000 shares to Mr. Opeka. In addition, during Fiscal 2021, certain Performance Stock Units (“PSUs”) that were granted in 2018 and had vested were paid in shares, consisting of 320,000 to Mr. McGurk, 100,000 shares to Mr. Loffredo and 100,000 shares to Mr. Opeka.

II. Compensation Philosophy and Objectives

Cinedigm’s executive compensation program is focused on enabling the Company to hire and retain qualified and motivated executives, motivating them to meet its business needs and objectives. The executive compensation program has been designed around the following objectives:

●	Provide competitive compensation levels to enable the recruitment and retention of highly qualified executives.

●	Strengthen the link between pay and corporate and business unit performance encouraging and rewarding excellence and contributions to support Cinedigm’s success.

●	Align the interests of executives with those of shareholders through grants of equity-based compensation that promote increasing shareholder value and also provide opportunities for ongoing executive share ownership.

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

Role of the Independent Compensation Consultant

The Compensation Committee has selected and retained Aon as its independent compensation consultant to assist it in the performance of its duties and responsibilities. While the Compensation Committee took into consideration the review and recommendations of this independent consultant when making decisions about the Company’s executive and director compensation practices, the Compensation Committee ultimately made its own independent decisions about these matters.

Competitive Assessment

The Compensation Committee used comparative compensation information from a relevant group of peer companies as one of several factors considered as part of setting compensation for our CEO and our other NEOs. The Compensation Committee has not defined a target pay positioning relative to the peer group for the CEO or the other NEOs, nor does it commit to providing total compensation at a specific percentile or within a specific pay range. During Fiscal 2021, Mr. McGurk’s employment agreement was extended and his base salary was moderately increased. In connection with such extension, Mr. McGurk’s compensation was not significantly increased and accordingly the Compensation Committee did not believe a new peer group comparison was necessary in connection therewith. However, also in Fiscal 2021, the Company entered into a new employment agreement with Mr. Loffredo and amended Mr. Opeka’s employment agreement, both of which were in connection with promotions. In connection therewith, the Compensation Committee developed a peer group with the assistance of Aon. The Compensation Committee retains discretion in determining the nature and extent of the use of peer group data. The Compensation Committee periodically reassesses the companies within the peer groups and makes changes as appropriate, considering mergers and acquisitions involving peer companies, changes in the Company’s business and other factors.

In connection with Mr. Loffredo’s and Mr. Opeka’s employment agreements, the Compensation Committee selected a peer group that consisted of the following companies:

Avid Technology	Leaf Group Ltd.
Ballantyne Strong, Inc.	Limelight Networks, Inc.
Brightcove Inc.	LiveXLive Media, Inc.
Chicken Soup for the Soul Entertainment, Inc.	National Cinemedia, Inc.
Dolphin Entertainment, Inc.	NTN Buzztime, Inc.
Gaia, Inc.	Reading International, Inc.
Glu Mobile Inc.	RealNetworks, Inc.
Harmonic Inc.	TechTarget, Inc.
IMAX Corp.	TravelZoo

V. Elements of Compensation

Compensation for executive officers is comprised primarily of three main components:

●	base salary;

●	annual incentive awards; and

●	long-term incentive equity grants.

These components support the core principles of our executive officer compensation philosophy of pay for performance and alignment of executive officers’ interests with those of Cinedigm and its shareholders by emphasizing short- and long-term incentives. Our compensation program encourages our employees to remain focused on both our short-term and long-term goals: our annual incentive (MAIP) measures and rewards business and individual performance on an annual basis, while our equity awards typically vest in installments of several years and increase in value with any share price appreciation, encouraging our executives to focus on the long-term performance of our company.

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

During fiscal 2021, the Compensation Committee adjusted the base salary of all of the NEOs in connection with their employment agreement amendments or new agreement.

Annual Incentive Awards

The annual cash incentive component aims to ensure that our executive officers are aligned in reaching our short- and long-term goals. Annual cash incentives are designed to provide a significant pay-for-performance element of our executive compensation package, through the formal performance-based MAIP. The MAIP incorporates predetermined, specific target award levels and performance metrics and goals that the Compensation Committee deemed rigorous and challenging. The MAIP goals are critical to Cinedigm’s future success and are designed to reward the collaboration across divisions and segments required to achieve corporate financial goals.

All NEOs have a target bonus set at a fixed percentage of their base salary. The program also established threshold and maximum levels of incentive awards defined as a percentage of a participant’s salary. The Compensation Committee generally establishes the individual payout targets for each NEO based on the executive’s position, level of responsibility and a review of the competitive market.

Threshold, target and maximum annual incentive opportunities for our NEOs for Fiscal 2021 were as follows:

MAIP Potential Awards

Executive Officer	Threshold	Target (as a % of base salary)	Maximum
Chris McGurk	37.5%	100%	150%
Gary S. Loffredo	29%	70%	100%
Erick Opeka	25%	60%	100%

For Fiscal 2021, the Compensation Committee established performance measures and goals set forth in the table below. The measures include a Company and/or division component with a performance measure and an individual component. Mr. Loffredo and Mr. Opeka, who each led a division in fiscal 2021, have a portion of their measurement determined by that division’s performance as compared to goals established at the beginning of the fiscal year.

	Company
Executive Officers	Cinedigm	Division	Individual
Chris McGurk	80%	--	20%
Gary Loffredo	60%	20%	20%
Erick Opeka	60%	20%	20%

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

Long-Term Incentive Awards

The Compensation Committee uses equity-based compensation to reward future performance, as reflected by the market price of our shares and/or other performance criteria. The Compensation Committee annually considers long-term incentive awards, for which it has the authority to grant a variety of equity-based awards. The primary objective of such awards is to align the interests of executives with those of the Company and its shareholders by offering incentives to achieve performance goals believed to be linked to increasing shareholder value, increasing executive share ownership and fostering a long-term focus. In recent years, the earning and vesting of such awards have been assessed and determined after fiscal year end in order to permit consideration of year-end performance.

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

Performance Units

In connection with the NEO employment agreement amendments or new arrangements during Fiscal 2021, under the 2017 Plan, the NEOs were awarded new grants of performance units, subject to Earnings before Income Tax, Depreciation and Amortization (“EBITDA”) targets to be determined in the sole and absolute discretion of the Compensation Committee and such other terms as the Compensation Committee shall determine, with 50% of such shares to vest based on such targets for the period April 1, 2021 to March 31, 2022 and the other 50% of such shares to vest based on such targets for the period April 1, 2022 to March 31, 2023. The Company was given discretion to pay such awards in cash or in stock. Mr. McGurk was granted 250,000 performance units, Mr. Loffredo was granted 150,000 performance units, and Mr. Opeka was granted 150,000 performance units.

SARs

In connection with the NEO employment agreement amendments or new arrangements during Fiscal 2021, the Compensation Committee granted SARs to the NEOs under the 2017 Plan. Mr. McGurk was granted 2,500,000 SARs, and Mr. Loffredo and Mr. Opeka were each granted 1,200,000 SARs. The SARs granted to Mr. McGurk have an exercise price of $.54, and one-half (1/2) of which vested on November 19, 2020 and one-half (1/2) of which will vest on March 31, 2023. The SARs granted to Mr. Loffredo have an exercise price of $.64 and will vest as follows: 500,000 SARs will vest on March 31, 2022, 500,000 SARS will vest on March 31, 2023, and 200,000 SARs will vest on June 30, 2023. The SARs granted to Mr. Opeka have an exercise price of $.64 and will vest as follows: 500,000 SARs will vest on March 31, 2022, 500,000 SARS will vest on March 31, 2023, and 200,000 SARs will vest on December 31, 2023.

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

Employment Agreement with Mr. McGurk and Employment Arrangements for other NEOs

The Company currently has employment agreements with Mr. McGurk, Mr. Loffredo and Mr. Opeka for retention during periods of uncertainty and operational challenge. Additionally, the employment agreements include non-compete and non-solicitation provisions. The provisions for severance benefits are at typical competitive levels. See “Employment Agreements and Arrangements Between the Company and Named Executives” of this Item 11 for a description of the material terms of Messrs. McGurk’s, Loffredo’s and Opeka’s employment agreements.

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

Policy on Deductibility of Compensation

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1 million paid to certain executive officers named in this proxy statement. Pursuant to the Tax Cuts and Jobs Act of 2017, for taxable years beginning after December 31, 2017, the exemption from the deduction limit that was previously available for “performance-based compensation” is no longer available. Consequently, for fiscal years beginning after December 31, 2017, all remuneration in excess of $1 million paid to a specified executive will not be deductible. Given the Company’s net operating losses, Section 162(m) is not currently a material factor in designing compensation.

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

The Compensation Discussion and Analysis discusses the philosophy, principles, and policies underlying the Company’s compensation programs that were in effect during fiscal 2021.

Respectfully submitted,

The Compensation Committee of the Board of Directors

Patrick W. O’Brien, Chairman

Peter C. Brown

Named Executive Officers

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

SUMMARY COMPENSATION TABLE

Name and Principal Position (s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Christopher J. McGurk	2021	600,000	600,000	1,498,866	—	—	33,553	2,508,848
Chief Executive Officer and Chairman	2020	600,000	—	—	—	—	31,722	631,722
	2019	600,000	—	—	700,000	—	43,697	1,743,697

Gary S. Loffredo	2021	436,250	255,000	875,664	—	—	47,121	1,128,269
President, Chief Operating Officer,	2020	425,000	—	—	—	—	44,541	469,541
General Counsel and Secretary	2019	367,424	100,000	—	407,610	—	43,697	918,731

Erick Opeka	2021	343,750	113,750	875,664	—	—	33,553	911,023
Chief Strategy Officer and President of Digital Networks	2020	325,000	—	—	—	—	15,611	340,611
	2019	292,295	100,000	—	355,000	—	7,537	754,831

(1)	Includes shares issued in November 2020 for fiscal year 2019 under performance share units (“PSUs”) to be paid during fiscal year 2021. See above for a description of the material terms of the PSUs.

(2)	The amounts in this column reflect the grant date fair value for all fiscal years presented in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in footnote 2 to the Company’s audited financial statements for the fiscal years ended March 31, 2020 and 2019, included in the 2020 Annual Report on Form 10-K (the “Form 10-K”).

(3)	The amounts in this column reflect amounts earned under annual incentive awards. See below for a description of the material terms of the annual incentive plan for each NEO.

(4)	Includes life and disability insurance premiums paid by the Company and certain medical expenses paid by the Company for each NEO, (a) for the fiscal year ended March 31, 2019: for Mr. McGurk, $1,107 and 42,590; for Mr. Loffredo, $1.107 and $42,590; and for Mr. Opeka, $830 and $6,706, (b) for the fiscal year ended March 31, 2020: for Mr. McGurk, $1,104 and $30,618; for Mr. Loffredo, $1,104 and $43,437; and for Mr. Opeka, $1,104 and $14,507, and (c) for the fiscal year ended March 31, 2021: for Mr. McGurk, $1,094 and $32,459; for Mr. Loffredo, $1,094 and $46,027; and for Mr. Opeka, $1,094 and $32,459.

Employment agreements and arrangements between the Company and Named Executive Officers

Christopher J. McGurk. On August 22, 2013, the Company entered into a new employment agreement with Mr. McGurk (the “2013 McGurk Employment Agreement”) which superseded his initial employment agreement, pursuant to which McGurk continued to serve as the Chief Executive Officer and Chairman of the Board of the Company. The term of the 2013 McGurk Employment Agreement commenced on January 3, 2011 and ended on March 31, 2017. Pursuant to the 2013 McGurk Employment Agreement, Mr. McGurk received an annual base salary of $600,000 subject to annual reviews and increases in the sole discretion of the Compensation Committee. Mr. McGurk was entitled to receive a bonus of $250,000. In addition, Mr. McGurk was entitled to receive a retention bonus of $750,000, payable in three equal installments on March 31 of each of 2015, 2016 and 2017 in cash or shares of Class A Common Stock, or a combination thereof, at the Compensation Committee’s discretion. Under the MAIP, Mr. McGurk’s target bonus for fiscal years 2015, 2016 and 2017 was $600,000.

Also pursuant to the 2013 McGurk Employment Agreement, Mr. McGurk received a grant of non-statutory options to purchase 1,500,000 shares of Common Stock, which options have an exercise price of $1.40 and a term of ten (10) years, and one-third (1/3) of which vested on March 31 of each of 2015, 2016 and 2017.

The 2013 McGurk Employment Agreement further provided that Mr. McGurk is entitled to participate in all benefit plans provided to senior executives of the Company. In addition, if the Company terminated Mr. McGurk’s employment without cause or he resigned with good reason, the 2013 McGurk Employment Agreement provided that he would be entitled to receive his base salary through the later of March 31, 2017 or twelve (12) months following such termination, as well as payment of any bonus earned and approved by the Compensation Committee, reimbursement of expenses incurred, and payment of benefits accrued, in each case, prior to the termination date. If such termination or resignation occurred within two years after a change in control, then in lieu of receiving his base salary as described above, Mr. McGurk would have been entitled to receive a lump sum payment equal to the sum of his then base salary and target bonus amount, multiplied by the greater of (i) two, or (ii) a fraction, the numerator of which would be the number of months remaining in the term (but no less than twelve (12)), and the denominator of which is twelve. Upon a change in control, any unvested options shall immediately vest provided that Mr. McGurk is an employee of the Company on such date.

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

The 2018 Amendment also provides that Mr. McGurk is eligible for (i) under the MAIP, a target bonus opportunity percentage of 100% of the Base Salary, to be adjusted higher or lower at the sole and absolute discretion of the Compensation Committee consistent with goals established from time to time by the Compensation Committee, (ii) under the 2017 Plan, performance share units for up to 640,000 shares of Class A common stock, subject to the EBITDA targets to be determined in the sole and absolute discretion of the Compensation Committee, with 50% of such shares to vest on March 31 of each of 2019 and 2020, and (iii) under the 2017 Plan, 700,000 SARs having an exercise price of $1.47 and a term of ten (10) years, and one-third (1/3) of which will vest on March 31 of each of 2019, 2020 and 2021.

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

On November 19, 2020, the Company entered into an employment agreement with Mr. McGurk (the “2020 McGurk Employment Agreement”). The 2020 McGurk Employment Agreement took effect on April 1, 2021, after the 2013 McGurk Employment Agreement, as amended by the 2018 Amendment, terminated on March 31, 2021, and has a term ending on March 31, 2023, with a one-time automatic renewal for one year unless either party provides written notice to the other no later than ninety days prior to the expiration of the initial term. Pursuant to the 2020 McGurk Employment Agreement, Mr. McGurk will continue to serve as the Chief Executive Officer and Chairman of the Board of the Company.

The 2020 McGurk Employment Agreement provides that Mr. McGurk will receive an annual base salary of $650,000 and will be eligible for (i) under the Company’s Management Annual Incentive Plan, a target bonus opportunity of $650,000 (the “Target Bonus”) consistent with goals established annually by the Compensation Committee, (ii) under the Company’s 2017 Plan, performance share units for up to 250,000 shares of Class A common stock, subject to EBITDA targets to be determined in the sole and absolute discretion of the Compensation Committee and such other terms as the Compensation Committee shall determine, and (iii) under the 2017 Plan, 2,500,000 SARs having an exercise price of $.54 and a term of ten (10) years, one-half (1/2) of which vested on November 19, 2020 and one-half (1/2) of which will vest on March 31, 2023. Mr. McGurk will also be entitled to participate in all benefit plans and programs that the Company provides to its senior executives.

The 2020 McGurk Employment Agreement provides that, in the event of a termination without Cause (as defined in the 2020 McGurk Employment Agreement) or a resignation for Good Reason (as defined in the 2020 McGurk Employment Agreement), Mr. McGurk shall be entitled to payment of (i) the greater of any Base Salary for the remainder of the Term or eighteen (18) months’ Base Salary at the time of termination and (ii) an amount equivalent to one and one-half (1.5) times the average of the last two (2) bonus payments under the MAIP, if any, under the Employment Agreement. In the event of, on or after April 1, 2020 and within two (2) years after a Change in Control (as defined in the 2017 Plan), a termination without Cause (other than due to Mr. McGurk’s death or disability) or a resignation for Good Reason, then in lieu of receiving the amounts described above, Mr. McGurk would be entitled to receive a lump sum payment equal to three (3) times the sum of (a) his then-current annual Base Salary and (b) his Target Bonus for the year of termination.

On December 10, 2020, the Company entered into an amended employment agreement, effective as of November 19, 2020, with Mr. McGurk (the “2020 A&R McGurk Employment Agreement”). The 2020 A&R McGurk Employment Agreement restated the 2020 McGurk Employment Agreement, except that in the event of, on or after April 1, 2020 and within two (2) years after a Change in Control (as defined in the 2017 Plan), a termination without Cause (other than due to Mr. McGurk’s death or disability), a resignation for Good Reason, or upon notice by the Company that it does not wish to renew the Term (as defined in the McGurk Employment Agreement), then in lieu of receiving the amounts for severance other than in connection with a Change in Control, Mr. McGurk would be entitled to receive a lump sum payment equal to three (3) times the sum of (a) his then-current annual Base Salary and (b) his Target Bonus (as defined in the 2020 A&R McGurk Employment Agreement) for the year of termination.

Gary S. Loffredo. On October 13, 2013, the Company entered into an employment agreement with Mr. Loffredo (the “2013 Loffredo Employment Agreement”). Pursuant to the 2013 Loffredo Employment Agreement, Loffredo served as the Executive Vice President, Business Affairs, General Counsel and Secretary of the Company and President of Digital Cinema Operations. The 2013 Loffredo Employment Agreement ended on October 3, 2015, and upon such expiration, Mr. Loffredo became an at-will employee. Pursuant to the 2013 Loffredo Employment Agreement, Mr. Loffredo received an annual base salary of $340,000 subject to increase at the discretion of the Compensation Committee. In addition, Mr. Loffredo was eligible for a target bonus equal to 50% of his base salary for each fiscal year, payable based on Company performance with goals to be established annually by the Compensation Committee.

Also pursuant to the 2013 Loffredo Employment Agreement, Mr. Loffredo received a grant of non-statutory options to purchase 350,000 shares of Common Stock, one-third (1/3) of which vested on March 31 of each of the first three anniversaries of the grant date.

The 2013 Loffredo Employment Agreement further provided that if the Company terminated Mr. Loffredo’s employment without cause or he resigned with good reason, he would be entitled to receive his base salary for the longer of the remainder of the term or the (twelve) 12 months following the termination, as well as payment of salary and bonus(es) earned, reimbursement of expenses incurred, and payment of benefits accrued, in each case, prior to the termination date. If such termination or resignation occurs within two years after a change in control, then in lieu of receiving his base salary as described above, Mr. Loffredo would be entitled to receive a lump sum payment equal to two times the sum of his then base salary and target bonus amount.

On February 28, 2019, in connection with Mr. Loffredo’s promotion to Chief Operating Officer, Mr. Loffredo’s annual base salary was increased to $425,000 and he became eligible for a target bonus equal to 60% of his base salary under the MAIP, consistent with goals established annually by the Compensation Committee.

On December 23, 2020, the Company entered into a new employment agreement with Mr. Loffredo (the “2020 Loffredo Employment Agreement”), which replaced the surviving terms of the 2013 Loffredo Employment Agreement, took effect on January 1, 2021 and has a term ending on March 31, 2023, with a one-time automatic renewal for one year unless either party provides written notice to the other no later than ninety days prior to the expiration of the initial term. Pursuant to the 2020 Loffredo Employment Agreement, Mr. Loffredo serves as President, and continues to serve as the Chief Operating Officer, General Counsel and Secretary, of the Company.

The 2020 Loffredo Employment Agreement provides that Mr. Loffredo will receive an annual base salary of $460,000 (as subject to adjustment, the “Loffredo Base Salary”) and will be eligible for (i) under the Company’s Management Annual Incentive Plan, a target bonus opportunity of $322,000 (the “Loffredo Target Bonus”) consistent with goals established annually by the Compensation Committee, (ii) under the 2017 Plan, performance share units for up to 150,000 shares of the Company’s Class A common stock, subject to EBITDA targets to be determined in the sole and absolute discretion of the Compensation Committee and such other terms as the Compensation Committee shall determine, and (iii) under the Plan, 1,200,000 SARs having an exercise price of $.64 and a term of ten (10) years, and vesting as follows: 500,000 SARs vest on March 31, 2022, 500,000 SARS vest on March 31, 2023, and 200,000 SARs vest on June 30, 2023. Mr. Loffredo will also be entitled to participate in all benefit plans and programs that the Company provides to its senior executives.

The 2020 Loffredo Employment Agreement provides that, in the event of a termination without Cause (as defined in the 2020 Loffredo Employment Agreement) or a resignation for Good Reason (as defined in the 2020 Loffredo Employment Agreement), Mr. Loffredo shall be entitled to payment of twelve (12) months’ Loffredo Base Salary at the time of termination. In the event, within two (2) years after a Change in Control (as defined in the Plan), of a termination without Cause (other than due to Mr. Loffredo’s death or disability), a resignation for Good Reason, or upon notice by the Company that it does not wish to renew the Term (as defined in the Loffredo Employment Agreement), then in lieu of receiving the amounts described above, Mr. Loffredo would be entitled to receive a lump sum payment equal to two (2) times the sum of (a) his then-current annual Loffredo Base Salary and (b) the Loffredo Target Bonus for the year of termination.

Erick Opeka, On September 15, 2018, the Company entered into an employment agreement with Mr. Opeka (the “2018 Opeka Employment Agreement”), pursuant to which Mr. Opeka served as President Networks of the Company. The term of the 2018 Opeka Employment Agreement is from September 15, 2018 through September 15, 2021 and upon such expiration Mr. Opeka will become an at-will employee. As outlined in the 2018 Opeka Employment Agreement, Mr. Opeka will receive an annual base salary of $325,000 subject to annual reviews and increase for subsequent years in the sole discretion of the Compensation Committee, and Mr. Opeka shall participate in the MAIP with a target bonus equal to 35% of his base salary.

Pursuant to the 2018 Opeka Employment Agreement, on September 28, 2018 Mr. Opeka was granted 355,000 SARs. Each SAR entitles the participant to receive, upon exercise, an amount equal to the excess of the market price per share of the Class A common stock on the exercise date, over $1.16, being not less than the market price per share of the Class A common stock on the grant date, in cash, common stock, or a combination of both cash and common stock, at the option of the Company. These SARs expire ten years from the grant date and vest 118,333 shares on each of March 31, 2019 and March 31, 2020, and 118,334 shares on March 31, 2021.

On December 23, 2020, the Company entered into an employment agreement with Mr. Opeka (the “2020 Opeka Employment Agreement”), which replaced the 2018 Opeka employment Agreement, took effect on January 1, 2021 and has a term ending on September 15, 2023, with a one-time automatic renewal for one year unless either party provides written notice to the other no later than ninety days prior to the expiration of the initial term. Pursuant to the 2020 Opeka Employment Agreement, Mr. Opeka will serve as Chief Strategy Officer of the Company and continue to serve as President of Cinedigm Networks.

The 2020 Opeka Employment Agreement provides that Mr. Opeka will receive an annual base salary of $400,000 (as subject to adjustment, the “Opeka Base Salary”) and will be eligible for (i) under the MAIP, a target bonus opportunity of $240,000 (the “Opeka Target Bonus”) consistent with goals established annually by the Compensation Committee, (ii) under the Plan, performance share units for up to 150,000 shares of Class A common stock, subject to EBITDA targets to be determined in the sole and absolute discretion of the Compensation Committee and such other terms as the Compensation Committee shall determine, and (iii) under the Plan, 1,200,000 SARs having an exercise price of $.64 and a term of ten (10) years, and vesting as follows: 500,000 SARs vest on March 31, 2022, 500,000 SARs vest on March 31, 2023, and 200,000 SARs vest on December 31, 2023. Mr. Opeka will also be entitled to participate in all benefit plans and programs that the Company provides to its senior executives.

The 2020 Opeka Employment Agreement provides that, in the event of a termination without Cause (as defined in the 2020 Opeka Employment Agreement) or a resignation for Good Reason (as defined in the 2020 Opeka Employment Agreement), Mr. Opeka shall be entitled to payment of twelve (12) months’ Opeka Base Salary at the time of termination. In the event, within two (2) years after a Change in Control (as defined in the Plan), of a termination without Cause (other than due to Mr. Opeka’s death or disability), a resignation for Good Reason, or upon notice by the Company that it does not wish to renew the Term (as defined in the Opeka Employment Agreement), then in lieu of receiving the amounts described above, Mr. Opeka would be entitled to receive a lump sum payment equal to two (2) times the sum of (a) his then-current annual Opeka Base Salary and (b) the Opeka Target Bonus for the year of termination.

Equity Compensation Plans

The following table sets forth certain information, as of March 31, 2021, regarding the shares of Cinedigm’s Class A common stock authorized for issuance under Cinedigm’s equity compensation plan.

Plan	Number of shares of Class A common stock issuable upon exercise of outstanding options, warrants or rights (1)	Weighted average of exercise price of outstanding	Number of shares of Class A common stock remaining available for future issuance
Cinedigm Second Amended and Restated 2000 Equity Incentive Plan (“the 2000 Plan”) approved by shareholders	261,587	$14.99	—
Cinedigm 2017 Equity Incentive Plan (the “2017 Plan”)	9,154,933	1.04	1,359,416
Cinedigm compensation plans not approved by shareholders (2)	12,500	$17.50	—

(1)	Shares of Cinedigm Class A Common Stock

(2)	Reflects stock options which were not granted under the 2000 Plan or the 2017 Plan.

The 2000 Plan

Our Board originally adopted the 2000 Plan on June 1, 2000 and our shareholders approved the 2000 Plan by written consent in July 2000. Certain terms of the Plan were last amended and approved by our shareholders in September 2016. Under the 2000 Plan, we may grant incentive and non-statutory stock options, stock, restricted stock, restricted stock units (RSUs), stock appreciation rights, and performance awards to our employees, non-employee directors and consultants. The primary purpose of the 2000 Plan is to enable us to attract, retain and motivate our employees, non-employee directors and consultants. The term of the 2000 Plan expires on June 1, 2020. The 2000 Plan has been replaced by the 2017 Plan, and no new awards will be granted from the 2000 Plan; however, the adoption of the 2017 Plan did not affect awards already granted under the 2000 Plan.

Options granted under the 2000 Plan expire ten years following the date of grant (or such shorter period of time as may be provided in a stock option agreement or five years in the case of incentive stock options granted to stockholders who own greater than 10% of the total combined voting power of the Company) and are subject to restrictions on transfer. Options granted under the Plan generally vest over periods of up to three or four years. The 2000 Plan is administered by the Compensation Committee, and may be amended or terminated by the Board, although no amendment or termination may adversely affect the right of any individual with respect to any outstanding option without the consent of such individual. The 2000 Plan provides for the granting of incentive stock options with exercise prices of not less than 100% of the fair market value of the Company’s Class A Common Stock on the date of grant. Incentive stock options granted to stockholders of more than 10% of the total combined voting power of the Company must have exercise prices of not less than 110% of the fair market value of the Company’s Class A Common Stock on the date of grant. Incentive and non-statutory stock options granted under the 2000 Plan are subject to vesting provisions, and exercise is generally subject to the continuous service of the optionee, except for consultants. The exercise prices and vesting periods (if any) for non-statutory options may be set at the discretion of the Board or the Compensation Committee. Upon a change of control of the Company, all options (incentive and non-statutory) that have not previously vested will vest immediately and become fully exercisable. Options covering no more than 50,000 shares may be granted to one participant during any calendar year unless pursuant to a multi-year award, in which case no more than options covering 50,000 shares per year of the award may be granted, and during which period no additional options may be granted to such participant.

Grants of restricted stock and restricted stock units are subject to vesting requirements, generally vesting over periods up to three years, determined by the Compensation Committee and set forth in notices to the participants. Grants of stock, restricted stock and restricted stock units shall not exceed 40% of the total number of shares available to be issued under the 2000 Plan.

SARs consist of the right to the monetary equivalent of the increase in value of a specified number of shares over a specified period of time. Upon exercise, SARs may be paid in cash or shares of Class A common stock or a combination thereof. Grants of SARs are subject to vesting requirements, similar to those of stock options, determined by the Compensation Committee and set forth in agreements between the Company and the participants. RSUs shall be similar to restricted stock except that no Class A common stock is actually awarded to the Participant on the grant date of the RSUs and the Compensation Committee shall have the discretion to pay such RSUs upon vesting in cash or shares of Class A common stock or a combination thereof.

Performance awards consist of awards of stock and other equity-based awards that are valued in whole or in part by reference to, or are otherwise based on, the market value of the Class A Common Stock, or other securities of the Company, and may be paid in shares of Class A Common Stock, cash or another form of property as the Compensation Committee may determine. Grants of performance awards shall entitle participants to receive an award if the measures of performance established by the Committee are met. Such measures shall be established by the Compensation Committee but the relevant measurement period for any performance award must be at least 12 months. Grants of performance awards shall not cover the issuance of shares that would exceed 20% of the total number of shares available to be issued under the 2000 Plan, and no more than 50,000 shares pursuant to any performance awards shall be granted to one participant in a calendar year unless pursuant to a multi-year award. The terms of grants of performance awards would be set forth in agreements between the Company and the participants.

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

Options granted under the 2017 Plan expire ten years following the date of grant (or such shorter period of time as may be provided in a stock option agreement, or five years in the case of incentive stock options granted to stockholders who own greater than 10% of the total combined voting power of the Company) and are subject to restrictions on transfer. The 2017 Plan is administered by the Compensation Committee, and may be amended or terminated by the Committee, although no amendment or termination may have a material adverse effect on the rights of any individual with respect to any outstanding option, without the consent of such individual. The exercise prices of stock options granted must be not less than 100% of the fair market value of the Company’s Class A Common Stock on the date of grant. Incentive stock options granted to stockholders of more than 10% of the total combined voting power of the Company must have exercise prices of not less than 110% of the fair market value of the Company’s Class A common stock on the date of grant. Incentive and non-statutory stock options granted under the 2017 Plan may be subject to vesting provisions, and exercise is generally subject to the continuous service of the optionee, except for consultants. The exercise prices and vesting periods (if any) for non-statutory options may be set at the discretion of the Board or the Compensation Committee. Upon a change of control of the Company, where the Class A common stock does not continue to be publicly traded, unless replacement awards are issued in connection with the transaction, all options (incentive and non-statutory) that have not previously vested will vest immediately and become fully exercisable. SARs consist of the right to the monetary equivalent of the increase in value of a specified number of shares over a specified period of time. Upon exercise, SARs may be paid, at the discretion of the Compensation Committee, in cash or shares of Class A common stock or a combination thereof. Grants of SARs are subject to terms determined by the Compensation Committee and set forth in agreements between the Company and the participants.

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

With respect to limits on Award grants under the 2017 Plan, aggregate shares granted to non-employee directors in any year may not exceed 300,000.

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

OUTSTANDING EQUITY AWARDS AT MARCH 31, 2021

OPTION AWARDS (1)							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Christopher J. McGurk	150,000	(2)	—		14.00	8/22/2023	—	—
	700,000	(3)	—		1.47	6/7/2028	—	—
	1,250,000	(4)	—		0.54	11/19/2030	—	—

Gary S. Loffredo	22,500	(5)	—		14.90	8/16/2021	—	—
	7,500	(6)	—		30.00	8/16/2021	—	—
	35,000	(7)	—		15.40	10/13/2023	—	—
	271,740	(8)	135,870	(8)	1.47	12/10/2028	—	—
			1,200,000	(9)	0.64	12/23/2030	—	—

Erick Opeka	4,000	(10)	—		15.10	4/20/2022	—	—
	8,000	(11)	—		18.10	9/2/2024	—	—
	355,000	(3)			1.16	9/28/2028	—	—
			1,200,000	(12)	0.64	12/23/2030

(1)	Reflects stock options granted under the 2000 Plan and SARs granted under the 2017 Plan.

(2)	Of such total options, 1/3 vested on March 31 of each 2015, 2016 and 2017.

(3)	Consists of stock appreciation rights which vested as to 1/3 on March 31 of each of 2019, 2020 and 2021.

(4)	Consists of stock appreciation rights of which 1,250,000 vested on November 19, 2020, and 1,250,000 will vest on March 31, 2023.

(5)	Such options vested on August 17, 2012.

(6)	Of such total options, 1/4 vested on August 17 of each 2012, 2013, 2014 and 2015.

(7)	Of such total options, 1/3 vested on October 13 of each 2014, 2015 and 2016.

(8)	Consists of stock appreciation rights which vest as to 1/3 on December 10 of each of 2019, 2020 and 2021.

(9)	Consists of stock appreciation rights which vest as to 500,000, on March 31, 2022, as to 500,000, on March 31, 2023, and as to 200,000, on June 30, 2023.

(10)	1,000 of such options vested on April 20 of each of 2013, 2014, 2015 and 2016.

(11)	2,000 of such options vested on September 2 of each of 2015, 2016, 2017 and 2018.

(12)	Consists of stock appreciation rights which vest as to 500,000, on March 31, 2022, as to 500,000, on March 31, 2023, and as to 200,000, on December 31, 2023.

Directors

The following table sets forth certain information concerning compensation earned by the Company’s non-employee directors for services rendered as a director during the Last Fiscal Year.

Name	Cash Fees Earned ($)	Stock Awards ($)	Total ($)
Peter C. Brown	$61,250	$50,000	$111,250
Tom Bu	53,750	50,000	103,750
Patrick W. O’Brien (Lead Independent Director)	72,750	62,000	134,750
Peixin Xu	52,500	50,000	102,500
Zvi M. Rhine (1)	37,500	25,000	62,500

(1)	Resigned from the Board on November 3, 2020.

In the past, each director who is not an employee of the Company was compensated for services as a director by receiving an annual cash retainer for Board service of $50,000, payable quarterly in arrears, and an annual stock grant of restricted shares of Class A common stock equal in value to $50,000 as of the last day of the fiscal quarter during which the Company’s annual meeting occurs, which restricted shares shall vest on a quarterly basis during the year of service. In addition to the cash and stock retainers paid to all non-employee Directors for Board service, the Lead Independent Director received a fixed amount to be determined by the Nominating and Governance Committee. The directors may elect to receive any annual cash retainer in shares of vested Class A common stock, in lieu of cash, based on the stock price as of the date of the cash payment. The Company requires that Directors agree to retain 100% of their net after tax shares received for board service until separation from the Company. In addition, the Directors are reimbursed by the Company for expenses of traveling on Company business, which to date has consisted of attending Board and Committee meetings.

In February 2021, the Board amended the compensation package to non-employee directors. Commencing the quarter ended March 31, 2021, the annual cash retainer amount increased to $60,000, and commencing with the shares to be issued in connection with the Company’s 2021 annual meeting of stockholders, the annual stock grant of restricted shares of Class A common stock amount will increase to $90,000 based on the trailing 20-day volume weighted average price (“VWAP”) of the Class A common stock as of the date of the most recent prior annual shareholder’s meeting. In addition, non-employee directors receive annual committee fees of $15,000 for service as a committee chair and of $5,000 for service on a committee (other than as chair). In addition to the cash and stock retainers paid to all non-employee directors for Board service, the Lead Independent Director receives an annual cash fee of $20,000. Finally, new non-employee directors will receive a grant of restricted stock valued at $180,000 based on the trailing 20-day VWAP of the Class A common stock as of the grant date (the director joins the Board), and such shares will vest in three equal installments on the first three anniversaries of the date of grant.

The Company has adopted Stock Ownership Guidelines for its non-employee directors as discussed in Part III, Item 10 of this Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of July 23, 2021, the Company’s directors, executive officers, and principal stockholders beneficially own, directly or indirectly, in the aggregate, approximately 15.8% of its outstanding Class A common stock. These stockholders have significant influence over the Company’s business affairs, with the ability to control matters requiring approval by the Company’s stockholders.

The following table sets forth as of July 23, 2021, certain information with respect to the beneficial ownership of the Class A common stock as to (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of the Class A common stock, (ii) each of the Company’s directors, (iii) each of the Company’s Chief Executive Officer and its two other most highly compensated individuals who were serving as executive officers at the end of the Last Fiscal Year, for services rendered in all capacities during the Last Fiscal Year (the “Named Executive Officers”), and (iv) all of the company’s directors and executive officers as a group.

CLASS A COMMON STOCK

Name (a)	Shares Beneficially Owned (b)
	Number		Percent
Christopher J. McGurk	3,584,073	(c)	2.1%
Gary S. Loffredo	537,537	(d)	*
Erick Opeka	513,965	(e)	*
Peter C. Brown	345,086	(f)	*
Tom Bu	113,257		*
Patrick W. O’Brien	378,327		*
Peixin Xu	21,723,009	(g)	12.8%
Mingtai Investment LP	9,005,772	(h)	5.4%
All directors and executive officers as a group (7 persons)	27,195,254	(i)	15.8%

(a)	Unless otherwise indicated, the business address of each person named in the table is c/o Cinedigm Corp., 237 West 35th Street, Suite 605, New York, New York 10001.

(b)	Applicable percentage of ownership is based on 167,800,341 shares of Class A Common Stock outstanding as of July 23, 2021 together with all applicable options, warrants and other securities convertible into shares of our Class A Common Stock for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of Class A Common Stock subject to options, warrants or other convertible securities exercisable within 60 days after July 23, 2021 are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or other convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except as otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares of Class A Common Stock shown. Certain information is based on the numbers of shares reported in the most recent Schedule 13D or Schedule 13G, as amended, as applicable, filed by stockholders with the SEC through July 23, 2021 and information provided by holders or otherwise known to the Company.

(c)	Includes (i) 150,000 shares of Class A common stock underlying currently exercisable options and (ii) 1,950,000 shares of Class A common stock underlying currently exercisable stock appreciation rights.

(d)	Includes 65,000 shares of Class A common stock underlying currently exercisable options and 271,740 shares of Class A common stock underlying currently exercisable stock appreciation rights.

(e)	Includes (i) 12,000 shares of Class A common stock underlying currently exercisable options and (ii) 355,000 shares of Class A common stock underlying currently exercisable stock appreciation rights.

(f)	Includes 92,067 shares owned by Grassmere Partners LLC, of which Mr. Brown is Chairman. Mr. Brown disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein.

(g)	Includes (i) 152,255 shares of Class A Common Stock owned directly, (ii) 1,400,000 shares of Class A Common Sock subject to issuance upon exercise of currently exercisable warrants held by Bison Entertainment and Media Group (“BEMG”), (iii) 9,005,772 shares of Class A Common Stock held by Mingtai Investment LP (“Mingtai”), (iv) 3,898,615 shares of Class A Common Stock held by Antai Investment LP (“Antai”), and (v) 7,266,367 shares of Class A Common Stock held by Shangtai Asset Management LP (“Shangtai”). BEMG is wholly-owned by Bison Capital Holding Company Limited. Mr. Xu’s spouse, Fengyun Jiang, is the sole owner of Bison Capital Holding Company Limited. Mingtai is indirectly managed by a subsidiary of Bison Finance Group Limited (“BFGL”), which is controlled by Mr. Xu. Shangtai is indirectly managed by a subsidiary of BFGL. Mr. Xu controls the manager of the general partner of Antai. The business address of Mr. Xu is 609-610 21st Century Tower, No. 40 Liangmaqiao Road, Chaoyang District, Beijing, China, 100016.

(h)	The business address of Mingtai Investment LP is 609-610 21st Century Tower, No. 40 Liangmaqiao Road, Chaoyang District, Beijing, China, 100016.

(i)	Includes a total of 4,194,740 shares that are not currently outstanding, consisting of (i) 227,000 shares of Class A common stock underlying currently exercisable options, (ii) 2,567,740 shares of Class A common stock underlying currently exercisable stock appreciation rights, and (iii) 1,400,000 shares of Class A common stock subject to issuance upon exercise of currently exercisable warrants.

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

On July 12, 2019, the Company issued the Bison Convertible Note to Bison Global Investment SPC for and on behalf of Global Investment SPC-Bison Global No. 1 (“Bison Global”), pursuant to which the Company borrowed from Bison Global $10.0 million. On April 15, 2020, the Company executed a letter amendment to the Bison Convertible Note, which, among other things, amended the Bison Convertible Note, effective as of March 4, 2020, to change the maturity date to March 4, 2021. During the fiscal year ended March 2021, with respect to the Bison Convertible Note, (i) the largest aggregate amount of principal outstanding was $10.0 million, (ii) no principal was paid, and (iii) no interest was paid. On September 11, 2020, the Bison Convertible Note was converted into 6,666,667 shares of Class A common stock in accordance with its terms, and as of March 31, 2021, no principal amount was outstanding. A subsidiary of Bison Finance Group Limited (“BFGL”), which is controlled by Peixin Xu, one of our directors, acts as manager of Bison Global.

On October 9, 2018, the Company issued the Convertible Note to Mingtai. On October 9, 2019, the Company exercised its option to extend the Convertible Note held by Mingtai for an additional year to October 9, 2020. During the fiscal year ended March 2020, with respect to the Convertible Note, (i) the largest aggregate amount of principal outstanding was $5,000,000, (ii) no principal was paid, and (iii) no interest was paid. On September 11, 2020, the Convertible Note was converted into 3,333,333 shares of Class A common stock in accordance with its terms, and as of March 31, 2021, no principal amount was outstanding. Mingtai is indirectly managed by a subsidiary of BFGL, which is controlled by Peixin Xu, one of our directors.

On April 10, 2020, the Company entered into the April Stock Purchase Agreement with Bison Global, Huatai Investment LP (“Huatai”), Antai, Mingtai and Shangtai, to buy an aggregate of 223,380,000 outstanding Starrise ordinary shares from them and for the Company to issue to them an aggregate of 29,855,081 shares of Common Stock in consideration therefor. On April 15, 2020, this transaction was consummated. Mingtai is indirectly managed by a subsidiary BFGL, which is controlled by Peixin Xu, one of our directors. BFGL’s subsidiary acts as manager of Bison Global. Shangtai and Huatai are indirectly managed by a subsidiary of BFGL. Peixin Xu controls the manager of the general partner of Antai.

Director Independence

Please see the discussion of director independence under “MATTERS RELATING TO OUR GOVERNANCE, Board of Directors” starting on page 47 above.

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

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board, and the Board approved, that the audited financial statements be included in the Form 10-K for the year ended March 31, 2021 for filing with the SEC.

Respectfully submitted,

The Audit Committee of the Board of Directors

Peter C. Brown, Chairman

Tom Bu

Patrick W. O’Brien

THE FOREGOING AUDIT COMMITTEE REPORT SHALL NOT BE “SOLICITING MATERIAL” OR BE DEEMED “FILED” WITH THE SEC, NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY FILING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT THE COMPANY SPECIFICALLY INCORPORATES IT BY REFERENCE INTO SUCH FILING.

EisnerAmper LLP served as the independent registered public accounting firm to audit the Company’s consolidated financial statements since the fiscal year ended March 31, 2005 and the Board has appointed EisnerAmper LLP to do so again for the fiscal year ending March 31, 2022.

The Company’s Audit Committee has adopted policies and procedures for pre-approving all non-audit work performed by EisnerAmper LLP for the fiscal years ended March 31, 2021 and 2020. In determining whether to approve a particular audit or permitted non-audit service, the Audit Committee will consider, among other things, whether the service is consistent with maintaining the independence of the independent registered public accounting firm. The Audit Committee will also consider whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service to our Company and whether the service might be expected to enhance our ability to manage or control risk or improve audit quality. Specifically, the Audit Committee has pre-approved the use of EisnerAmper LLP for detailed, specific types of services within the following categories of non-audit services: acquisition due diligence and audit services; tax services; and reviews and procedures that the Company requests EisnerAmper LLP to undertake on matters not required by laws or regulations. In each case, the Audit Committee has required management to obtain specific pre-approval from the Audit Committee for any engagements.

The aggregate fees billed for professional services by EisnerAmper LLP for these various services were:

	For the fiscal years ended March 31,
Type of Fees	2021	2020
(1) Audit Fees	$492,000	$315,000
(2) Audit-Related Fees	—	—
(3) Tax Fees	—	—
(4) All Other Fees	—	—
	$492,000	$315,000

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees the Company paid EisnerAmper LLP for professional services for the audit of the Company’s consolidated financial statements for the fiscal years ended March 31, 2021 and 2020 included in Form 10-K and review of consolidated financial statements incorporated by reference into Form S-3 and Form S-8 and included in Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories. All of the services set forth in sections (1) through (4) above were approved by the Audit Committee in accordance with the Audit Committee Charter.

For the fiscal years ended March 31, 2021 and 2020, the Company retained a firm other than EisnerAmper LLP for tax compliance, tax advice and tax planning.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See Index to Financial Statements on page 42 herein.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The exhibits are listed in the Exhibit Index beginning on page 70 herein.

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	-	Fifth Amended and Restated Certificate of Incorporation of the Company. (46)
3.2	-	Amended and Restated Bylaws of the Company, as amended. (19)
4.1	-	Specimen certificate representing Class A common stock. (1)
4.2	-	Specimen certificate representing Series A Preferred Stock. (7)
4.3	-	Limited Recourse Pledge Agreement, dated as of February 28, 2013, made by Cinedigm Digital Cinema Corp. in favor of Prospect Capital Corporation, as Collateral Agent. (16)
4.4	-	Guaranty, Pledge and Security Agreement, dated as of February 28, 2013, made by Cinedigm DC Holdings, LLC, Access Digital Media, Inc. and Access Digital Cinema Phase 2, Corp., in favor of Prospect Capital Corporation, as Collateral Agent. (16)
4.5	-	Limited Recourse Guaranty Agreement, dated as of February 28, 2013, made by Cinedigm Digital Cinema Corp. in favor of Prospect Capital Corporation, as Collateral Agent and as Administrative Agent. (16)
4.6	-	Promissory Note dated April 10, 2020. (58)
4.7	-	Note issued on October 9, 2018. (37)
4.8	-	Guaranty Agreement, dated as of July 14, 2016, among the Guarantors and in favor of Cortland Capital Market Services LLC, as Administrative and Collateral Agent. (24)
4.9	-	Second Lien Security Agreement, dated as of July 14, 2016, among the Company, Loan Parties signatory thereto, certain Subsidiaries of the Company and Cortland Capital Market Services LLC, as Administrative and Collateral Agent. (24)
4.10	-	Warrant issued on July 14, 2016. (24)
4.11	-	Security Agreement, dated as of October 18, 2011, among CDF2 Holdings, LLC and each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent for CHG-Meridian U.S. Finance, Ltd. And any other CHG Lease Participants. (14)
4.12	-	Form of Warrant issued on December 23, 2016. (26)
4.13	-	Warrant issued on December 29, 2017. (33)
4.14	-	Trademark Security Agreement dated as of March 30, 2018 by and between the Company and East West Bank. (34)
4.15	-	Trademark Security Agreement dated as of March 30, 2018 by and between Cinedigm Entertainment Corp. and East West Bank. (34)
4.16		Trademark Security Agreement dated as of March 30, 2018 by and between Vistachiara Productions, Inc. and East West Bank. (34)
4.17	-	Copyright Security Agreement dated as of March 30, 2018 by and between the Company and East West Bank. (34)
4.18	-	Copyright Security Agreement dated as of March 30, 2018 by and between Cinedigm Home Entertainment, LLC and East West Bank. (34)
4.19	-	Copyright Security Agreement dated as of March 30, 2018 by and between Cinedigm Entertainment Corp. and East West Bank. (34)
4.20	-	Copyright Security Agreement dated as of March 30, 2018 by and between Vistachiara Productions, Inc. and East West Bank. (34)
4.21	-	Patent Security Agreement dated as of March 30, 2018 by and between the Company and East West Bank. (34)
4.22	-	Description of Securities*
4.23	-	Convertible Subordinated Promissory Note dated July 12, 2019. (39)
4.23.1		Letter Amendment dated April 15, 2020 by and between Bison Global Investment SPC for and on behalf of Global Investment SPC-Bison Global No. 1 SP and Cinedigm Corp. (43)
4.24	-	Trademark Security Agreement dated as of July 3, 2019 by and between Comic Blitz II LLC and East West Bank. (39)
10.1	-	Second Lien Loan Agreement, dated as of July 14, 2016, among the Company, the lenders party thereto and Cortland Capital Market Services LLC, as Administrative and Collateral Agent. (24)
10.1.1	-	First Amendment to Second Lien Loan Agreement, dated as of August 4, 2016, among the Company, the lender party thereto and Cortland Capital Market Services Inc. as Administrative and Collateral Agent. (23)
10.1.2	-	Second Amendment to Second Lien Loan Agreement, dated as of October 7, 2016, among the Company, the lenders party thereto and Cortland Capital Market Services LLC, as Administrative and Collateral Agent. (20)
10.1.3	-	Third Amendment to Second Lien Loan Agreement, dated as of March 31, 2017, among the Company, the lenders party thereto and Cortland Capital Market Services Inc. as Administrative and Collateral Agent. (28)

Exhibit Number		Description of Document
10.1.4	-	Consent dated June 28, 2019 to Second Lien Loan Agreement among the Company, the lenders party thereto and Cortland Capital Market Services Inc. as Administrative and Collateral Agent. (39)
10.1.5	-	Consent dated June 26, 2020 to Second Lien Loan Agreement among the Company, the lenders party thereto and Cortland Capital Market Services Inc. as Administrative and Collateral Agent. (49)
10.2†	-	Second Amended and Restated 2000 Equity Incentive Plan of the Company. (3)
10.2.1†	-	Amendment dated May 9, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (5)
10.2.2†	-	Form of Notice of Restricted Stock Award. (3)
10.2.3†	-	Form of Non-Statutory Stock Option Agreement. (4)
10.2.4†	-	Form of Restricted Stock Unit Agreement (employees). (5)
10.2.5†	-	Form of Stock Option Agreement. (2)
10.2.6†	-	Form of Restricted Stock Unit Agreement (directors). (5)
10.2.7†	-	Amendment No. 2 dated September 4, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (6)
10.2.8†	-	Amendment No. 3 dated September 30, 2009 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (8)
10.2.9†	-	Amendment No. 4 dated September 14, 2010 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (12)
10.2.10†	-	Amendment No. 5 dated April 20, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (13)
10.2.11†	-	Amendment No. 6 dated September 12, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (15)
10.2.12†	-	Amendment No. 7 dated September 16, 2014 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (18)
10.2.13†	-	Amendment No. 8 dated September 8, 2016 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (21)
10.2.14†	-	Amendment No. 9 dated September 27, 2016 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (22)
10.3†	-	Cinedigm Corp. Management Incentive Award Plan. (9)
10.4†	-	Form of Indemnification Agreement for non-employee directors. (10)
10.5†	-	2017 Equity Incentive Plan of the Company. (29)
10.5.1†	-	Form of Notice of Incentive Stock Option Grant. (30)
10.5.2†	-	Form of Notice of Option Grant. (30)
10.5.3†	-	Form of Notice of Restricted Stock Award. (30)
10.5.4†	-	Form of Notice of Restricted Stock Unit Award. (30)
10.5.5†	-	Form of Notice of Performance-Based Restricted Stock Award. (32)
10.5.6†	-	Form of Notice of Stock Appreciation Right Grant (revised). (36)
10.5.7†	-	Amendment No. 1 to the 2017 Equity Incentive Plan. (42)
10.5.8†	-	Amendment No. 2 to the 2017 Equity Incentive Plan. (54)
10.5.9†	-	Amendment No. 3 to the 2017 Equity Incentive Plan. (55)
10.6	-	Registration Rights Agreement, dated as of August 4, 2016, among the Company and the holders party thereto. (23)
10.7	-	Term Loan Agreement, dated as of February 28, 2013, by and among Cinedigm DC Holdings, LLC, Access Digital Media, Inc., Access Digital Cinema Phase 2, Corp., the Guarantors party thereto, the Lenders party thereto and Prospect Capital Corporation as Administrative Agent and Collateral Agent. (16) (Confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)
10.7.1	-	Amendment No. 1, dated as of August 12, 2013, to Term Loan Agreement dated February 28, 2013 by and among Cinedigm DC Holdings, LLC, Access Digital Media, Inc., Access Digital Cinema Phase 2, Corp., the Guarantors party thereto, the Lenders party thereto and Prospect Capital Corporation as Administrative Agent and Collateral Agent.*
10.7.2	-	Omnibus Joinder, Amendment No. 2 to Term Loan Agreement and Amendment No. 1 to Guaranty, Pledge and Security Agreement, dated as of July 12, 2017, by and among Cinedigm DC Holdings, LLC, Access Digital Media, Inc., Access Digital Cinema Phase 2, Corp., Christie/AIX, Inc., Cinedigm Digital Funding I, LLC, the Lenders party thereto and Prospect Capital Corporation as Administrative Agent and Collateral Agent.*
10.7.3	-	Amendment No. 3, dated as of March 4, 2021, to Term Loan Agreement dated February 28, 2013 by and among Cinedigm DC Holdings, LLC, Access Digital Media, Inc., Access Digital Cinema Phase 2, Corp., the Guarantors party thereto, the Lenders party thereto and Prospect Capital Corporation as Administrative Agent and Collateral Agent.*

Exhibit Number		Description of Document
10.8	-	Equipment Purchase Agreement dated March 26, 2021 between Cinedigm Digital Funding I, LLC and American Multi-Cinema, Inc.*
10.9	-	Equipment Purchase Agreement dated March 26, 2021 between Access Digital Cinema Phase 2, Corp., Access Digital Cinema Phase 2 B/AIX Corp. and American Multi-Cinema, Inc.*
10.10	-	Strategic Advisor Agreement between Cinedigm Corp. and Ronald L. Chez dated as of April 3, 2017. (27)
10.11	-	Lease for 15301 Ventura Boulevard, Sherman Oaks, CA, dated as of January 4, 2017 between Douglas Emmett 2016 and Cinedigm Corp. (28)
10.12†	-	Amended and Restated Employment Agreement between Cinedigm Digital Cinema Corp. and Christopher J. McGurk dated as of August 22, 2013. (17)
10.12.1†	-	Amendment to Amended and Restated Employment Agreement between Cinedigm Corp. and Christopher J. McGurk dated as of January 4, 2017. (25)
10.12.2†	-	Amendment No. 2 to Amended and Restated Employment Agreement between Cinedigm Corp. and Christopher J. McGurk dated as of June 7, 2018. (35)
10.12.3†	-	Employment Agreement between Cinedigm Corp. and Christopher J. McGurk dated as of November 19, 2020. (47)
10.12.4†	-	Employment Agreement between Cinedigm Corp. and Christopher J. McGurk dated as of December 10, 2020. (48)
10.13†	-	Stock Option Agreement between Cinedigm Digital Cinema Corp. and Christopher J. McGurk dated as of December 23, 2010. (11)
10.14	-	Multiparty Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, as Borrower, Access Digital Cinema Phase 2, Corp., CDF2 Holdings, LLC, Cinedigm Digital Cinema Corp., CHG-MERIDIAN U.S. Finance, Ltd., Société Générale, New York Branch, as Senior Administrative Agent and Ballantyne Strong, Inc., as Approved Vendor. (14)
10.15	-	Master Equipment Lease No. 8463, effective as of October 18, 2011, by and between CHG- MERIDIAN U.S. Finance, Ltd. And CDF2 Holdings, LLC. (14)
10.16	-	Master Equipment Lease No. 8465, effective as of October 18, 2011, by and between CHG-MERIDIAN U.S. Finance, Ltd. And CDF2 Holdings, LLC. (14)
10.17	-	Sale and Leaseback Agreement, dated as of October 18, 2011, by and between CDF2 Holdings, LLC and CHG-MERIDIAN U.S. Finance, Ltd. (14)
10.18	-	Registration Rights Agreement, dated as of November 1, 2017, between the Company and the purchasers listed on Schedule I therein. (31)
10.19	-	Form of Voting Agreement. (31)
10.20	-	Loan, Security and Guaranty Agreement, dated as of March 30, 2018, by and between the Company, East West Bank and the Guarantors named therein. (34)
10.20.1	-	Amendment No. 2 to Loan, Guaranty and Security Agreement dated as of July 3, 2019 by and between the Company, East West Bank and the Guarantors named therein. (39)
10.20.2		Amendment No. 3 to Loan, Guaranty and Security Agreement dated as of July 31, 2019 by and among the Company, East West Bank and the Guarantors named therein. (41)
10.20.3		Amendment No. 4 to Loan, Guaranty and Security Agreement dated as of June 25, 2020 by and between the Company, East West Bank and the Guarantors named therein. (49)
10.21†	-	Employment Agreement between Cinedigm Corp. and Gary S. Loffredo dated as of October 13, 2013. (38)
10.21.1†	-	Letter of Promotion between Cinedigm Corp. and Gary S. Loffredo dated as of February 28, 2019.(40)
10.21.2†	-	Employment Agreement between Cinedigm Corp. and Gary S. Loffredo dated as of December 23, 2020. (50)
10.22†	-	Employment Agreement between Cinedigm Corp. and Erick Opeka dated as of September 15, 2018. (40)
10.22.1†	-	Employment Agreement between Cinedigm Corp. and Erick Opeka dated as of December 23, 2020. (50)
10.23	-	Securities Purchase Agreement dated February 2, 2021 between Cinedigm Corp. and Ionic Ventures, LLC. (51)
10.24	-	Support Letter dated July 10, 2019 from Bison Entertainment and Media Group. (40)
10.25	-	Exchange Agreement dated as of January 21, 2021 between Cinedigm Corp. and Wolverine Flagship Fund Trading Limited. (52)
10.26	-	Exchange Agreement dated as of December 4, 2020 among Cinedigm Corp. and Byline Bank f/k/a First Bank & Trust as Custodian of the Ronald L. Chez IRA #1073. (53)
10.27	-	Stock Purchase Agreement dated April 10, 2020, among Cinedigm Corp., Bison Global Investment SPC - Bison Global No. 1 SP, Huatai Investment LP, Antai Investment LP, Mingtai Investment LP and Shangtai Asset Management LP (43)

Exhibit Number		Description of Document
10.28	-	Securities Purchase Agreement dated May 20, 2020. (44)
10.29	-	Support Letter dated June 29, 2020 from Bison Entertainment and Media Group. (49)
10.30	-	Exchange Agreement dated as of June 24, 2020 among Cinedigm Corp. and BlueMountain Global Volatility Master Fund L.P., BlueMountain Logan Opportunities Master Fund L.P., Blue Mountain Credit Alternatives Master Fund L.P., BlueMountain Montenvers Master Fund SCA SICAV-SIF, and BlueMountain Foinaven Master Fund L.P. (45)
10.31	-	Exchange Agreement dated as of December 4, 2020 among Cinedigm Corp., Lotus Investors LLC, Hedy Klineman Marital Trust, UVE Partners, LLC, and Hudson Asset Partners LLC. (53)
10.32	-	Securities Purchase Agreement dated July 16, 2020 among Cinedigm Corp., Anson Investments Master Fund LP, Anson East Master Fund LP and CVI Investments, Inc. (56)
10.33	-	Sales Agreement, dated July 6, 2020, by and between Cinedigm Corp., A.G.P./Alliance Global Partners and B. Riley FBR, Inc. (57)
21.1	-	List of Subsidiaries.*
23.1	-	Consent of EisnerAmper LLP.*
24.1	-	Powers of Attorney.* (Contained on signature page)
31.1	-	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	-	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

†	Management compensatory arrangement.

Documents Incorporated Herein by Reference:

(1)	Previously filed with the Securities and Exchange Commission on November 4, 2003 as an exhibit to the Company’s Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-107711).

(2)	Previously filed with the Securities and Exchange Commission on April 25, 2005 as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-124290).

(3)	Previously filed with the Securities and Exchange Commission on September 24, 2007 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(4)	Previously filed with the Securities and Exchange Commission on April 3, 2008 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(5)	Previously filed with the Securities and Exchange Commission on May 14, 2008 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(6)	Previously filed with the Securities and Exchange Commission on September 10, 2008 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(7)	Previously filed with the Securities and Exchange Commission on February 9, 2009 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(8)	Previously filed with the Securities and Exchange Commission on October 6, 2009 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(9)	Previously filed with the Securities and Exchange Commission on October 27, 2009 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(10)	Previously filed with the Securities and Exchange Commission on September 21, 2009 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(11)	Previously filed with the Securities and Exchange Commission on January 3, 2011 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(12)	Previously filed with the Securities and Exchange Commission on September 16, 2010 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(13)	Previously filed with the Securities and Exchange Commission on April 24, 2012 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(14)	Previously filed with the Securities and Exchange Commission on October 24, 2011 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(15)	Previously filed with the Securities and Exchange Commission on September 14, 2012 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(16)	Previously filed with the Securities and Exchange Commission on March 4, 2013 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(17)	Previously filed with the Securities and Exchange Commission on August 28, 2013 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(18)	Previously filed with the Securities and Exchange Commission on September 17, 2014 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(19)	Previously filed with the Securities and Exchange Commission on August 12, 2015 as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2015 (File No. 001-31810).

(20)	Previously filed with the Securities and Exchange Commission on November 7, 2016 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-214486).

(21)	Previously filed with the Securities and Exchange Commission on September 8, 2016 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(22)	Previously filed with the Securities and Exchange Commission on September 28, 2016 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(23)	Previously filed with the Securities and Exchange Commission on August 15, 2016 as an exhibit to the Company’s Form 10-Q (File No. 001-31810).

(24)	Previously filed with the Securities and Exchange Commission on July 19, 2016 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(25)	Previously filed with the Securities and Exchange Commission on January 10, 2017 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(26)	Previously filed with the Securities and Exchange Commission on December 23, 2016 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(27)	Previously filed with the Securities and Exchange Commission on April 7, 2017 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(28)	Previously filed with the Securities and Exchange Commission on June 29, 2017 as an exhibit to the Company’s Form 10-K (File No. 001-31810).

(29)	Previously filed with the Securities and Exchange Commission on September 1, 2017 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(30)	Previously filed with the Securities and Exchange Commission on October 2, 2017 as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-220773).

(31)	Previously filed with the Securities and Exchange Commission on November 6, 2017 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(32)	Previously filed with the Securities and Exchange Commission on November 16, 2017 as an exhibit to the Company’s Form 10-Q (File No. 001-31810).

(33)	Previously filed with the Securities and Exchange Commission on January 2, 2018 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(34)	Previously filed with the Securities and Exchange Commission on April 4, 2018 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(35)	Previously filed with the Securities and Exchange Commission on June 11, 2018 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(36)	Previously filed with the Securities and Exchange Commission on December 7, 2018 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(37)	Previously filed with the Securities and Exchange Commission on October 12, 2018 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(38)	Previously filed with the Securities and Exchange Commission on October 17, 2013 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(39)	Previously filed with the Securities and Exchange Commission on July 15, 2019 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(40)	Previously filed with the Securities and Exchange Commission on July 16, 2019 as an exhibit to the Company’s Form 10-K (File No. 001-31810).

(41)	Previously filed with the Securities and Exchange Commission on August 26, 2019 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(42)	Previously filed with the Securities and Exchange Commission on December 5, 2019 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(43)	Previously filed with the Securities and Exchange Commission on April 16, 2020 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(44)	Previously filed with the Securities and Exchange Commission on May 21, 2020 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(45)	Previously filed with the Securities and Exchange Commission on June 26, 2020 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(46)	Previously filed with the Securities and Exchange Commission on November 16, 2020 as an exhibit to the Company’s Form 10-Q (File No. 001-31810).

(47)	Previously filed with the Securities and Exchange Commission on November 23, 2020 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(48)	Previously filed with the Securities and Exchange Commission on December 16, 2020 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(49)	Previously filed with the Securities and Exchange Commission on July 6, 2020 as an exhibit to the Company’s Form 10-K (File No. 001-31810).

(50)	Previously filed with the Securities and Exchange Commission on December 30, 2020 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(51)	Previously filed with the Securities and Exchange Commission on February 3, 2021 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(52)	Previously filed with the Securities and Exchange Commission on February 22, 2021 as an exhibit to the Company’s Form 10-Q (File No. 001-31810).

(53)	Previously filed with the Securities and Exchange Commission on December 7, 2020 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(54)	Previously filed with the Securities and Exchange Commission on September 4, 2020 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(55)	Previously filed with the Securities and Exchange Commission on October 26, 2020 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(56)	Previously filed with the Securities and Exchange Commission on July 16, 2020 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(57)	Previously filed with the Securities and Exchange Commission on July 6, 2020 as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-239710).

(58)	Previously filed with the Securities and Exchange Commission on August 14, 2020 as an exhibit to the Company’s Form 10-Q (File No. 001-31810).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEDIGM CORP.

Date:	July 29, 2021	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	July 29, 2021	By:	/s/ Gary S. Loffredo
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

SIGNATURE(S)	TITLE(S)	DATE

/s/ Christopher J. McGurk	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	July 29, 2021
Christopher J. McGurk

/s/ Gary S. Loffredo	President, Chief Operating Officer, General Counsel and Secretary (Principal Financial Officer and Principal Accounting Officer)	July 29, 2021
Gary S. Loffredo

/s/ Peter C. Brown	Director	July 29, 2021
Peter C. Brown

Director
Tom Bu

/s/ Patrick O´Brien	Director	July 29, 2021
Patrick O´Brien

Director
Peixin Xu