Form 10-Q
period 2021-06-30
Cinedigm Corp.
filed 2021-09-09
CIK 1173204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: June 30, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-31810

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

As of August 25, 2021, 167,932,971 shares of Class A Common Stock, $0.001 par value, were outstanding.

CINEDIGM CORP.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CINEDIGM CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	June 30, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,355	$16,849
Accounts receivable, net	27,145	21,093
Inventory, net	142	166
Unbilled revenue	1,672	1,377
Prepaid and other current assets	2,856	3,657
Total current assets	45,150	43,142
Restricted cash	1,000	1,000
Equity investment in Starrise, a related party, at fair value	6,777	6,443
Property and equipment, net	2,922	3,500
Right-of-use assets	66	100
Intangible assets, net	12,213	9,860
Goodwill	10,738	8,701
Other long-term assets	1,771	2,700
Total assets	$80,637	$75,446
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$50,213	$46,627
Current portion of notes payable (see Note 6)	387	1,956
Current portion of notes payable, non-recourse (see Note 6)	3,031	7,786
Current portion of deferred consideration on purchase of a business	465	-
Operating lease liabilities	58	87
Current portion of deferred revenue	449	924
Total current liabilities	54,603	57,380
PPP Loan	-	2,152
Deferred consideration on purchase of a business - net of current portion	1,515	-
Operating lease liabilities, noncurrent	8	13
Other long-term liabilities	-	19
Total liabilities	56,126	59,564
Commitments and contingencies (see Note 8)
Stockholders’ equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; and 7 shares issued and outstanding at June 30, 2021 and March 31, 2021. Liquidation preference of $3,648	3,559	3,559
Common stock, $0.001 par value; Class A stock 200,000,000 and 200,000,000 shares authorized at June 30, 2021 and March 31, 2021, respectively; 169,114,525 and 167,542,404 shares issued and 167,800,689 and 166,228,568 shares outstanding at June 30, 2021 and March 31, 2021, respectively	166	164
Additional paid-in capital	502,848	499,272
Treasury stock, at cost; 1,313,836 Class A common shares at June 30, 2021 and March 31, 2021	(11,603)	(11,603)
Accumulated deficit	(468,982)	(474,080)
Accumulated other comprehensive loss	(122)	(68)
Total stockholders’ equity of Cinedigm Corp.	25,866	17,244
Deficit attributable to noncontrolling interest	(1,355)	(1,362)
Total equity	24,511	15,882
Total liabilities and equity	$80,637	$75,446

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except for share and per share data)

	Three Months Ended June 30,
	2021	2020
Revenues	$15,015	$6,018
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	4,631	2,679
Selling, general and administrative	6,043	3,840
Provision for doubtful accounts	71	-
Depreciation and amortization of property and equipment	649	1,524
Amortization of intangible assets	847	590
Total operating expenses	12,241	8,633
Income (loss) from operations	2,774	(2,615)
Interest expense, net	(144)	(1,290)
Gain on forgiveness of PPP loan and extinguishment of note payable	2,178	23
Change in fair value of equity investment in Starrise, a related party	334	(15,794)
Other expense, net	(11)	(194)
Income (loss) before income taxes	5,131	(19,870)
Income tax benefit	63	-
Net income (loss)	5,194	(19,870)
Net (income) loss attributable to noncontrolling interest	(7)	14
Net income (loss) attributable to controlling interests	5,187	(19,856)
Preferred stock dividends	(89)	(89)
Net income (loss) attributable to common stockholders	$5,098	$(19,945)
Net income (loss) per Class A common stock attributable to common stockholders - basic:	$0.03	$(0.21)
Weighted average number of Class A common stock outstanding: basic	167,940,285	94,416,684
Net income (loss) per Class A common stock attributable to common stockholders - diluted:	$0.03	$(0.21)
Weighted average number of Class A common stock outstanding: diluted	171,257,356	94,416,684

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2021	2020
Net income (loss)	$5,194	$(19,870)
Other comprehensive loss: foreign exchange translation	(54)	(80)
Comprehensive income (loss)	5,140	(19,950)
Less: comprehensive (income) loss attributable to noncontrolling interest	(7)	14
Comprehensive income (loss) attributable to controlling interests	$5,133	$(19,936)

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY

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

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY

(Unaudited)

(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity	Non-Controlling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)	Interest	(Deficit)
Balances as of March 31, 2021	7	$3,559	166,228,568	$164	1,313,836	$(11,603)	$499,272	$(474,080)	$(68)	$17,244	$(1,362)	$15,882
Foreign exchange translation	—	—	—	—	—	—	—	—	(54)	(54)	—	(54)
Stock-based compensation	—	—	35,714	—	—	—	983	—	—	983	—	983
Issuance of common stock in connection with a business combination	—	—	1,483,129	2	—	—	2,504	—	—	2,506	—	2,506
Preferred stock dividends paid with common stock	—	—	53,278	—	—	—	89	(89)	—	—	—	—
Net income	—	—	—	—	—	—	—	5,187	—	5,187	7	5,194
Balances as of June 30, 2021	7	3,559	167,800,689	166	1,313,836	(11,603)	502,848	(468,982)	(122)	25,866	(1,355)	24,511

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$5,194	$(19,870)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	1,496	2,114
Changes in fair value of equity investment in Starrise	(334)	15,794
Gain from forgiveness of PPP loan and extinguishment of note payable	(2,178)	(23)
Loss from sale of property and equipment	—	(16)
Amortization of debt issuance costs included in interest expense	—	233
Provision for doubtful accounts	71	—
Recovery for inventory reserve	(34)	(328)
Stock-based compensation	983	177
Accretion and PIK interest expense added to note payable	—	176
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,103)	8,236
Inventory	58	473
Unbilled revenue	(295)	191
Prepaids and other current assets, and other long-term assets	1,730	1,135
Accounts payable, accrued expenses, and other liabilities	3,508	(11,527)
Deferred revenue	(475)	(503)
Net cash provided by (used in) operating activities	3,621	(3,738)
Cash flows from investing activities:
Purchases of property and equipment	(41)	(79)
Purchase of a business	(750)	—
Sale of equity investment in Starrise	—	587
Net cash (used in) provided by investing activities	(791)	508
Cash flows from financing activities:
Payment of notes payable	(4,755)	(7,754)
(Payment) proceeds under revolving credit agreement, net	(1,569)	3,388
Proceeds from PPP Loan	—	2,152
Proceeds from issuance of Class A common stock, net	—	7,451
Net cash (used in) provided by financing activities	(6,324)	5,237
Net change in cash, cash equivalents, and restricted cash	(3,494)	2,007
Cash, cash equivalents, and restricted cash at beginning of period	17,849	15,294
Cash, cash equivalents, and restricted cash at end of period	$14,355	$17,301

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

Risks and Uncertainties

The COVID-19 pandemic and related economic repercussions created significant volatility and uncertainty impacting the Company’s results for the period. As part of our Content & Entertainment business, the Company sells DVDs and Blu-ray discs at brick-and-mortar stores. Due to the lingering effects of the COVID-19 pandemic in the quarter ended June 30, 2021, the sale of physical discs through our retail partners declined although this was partially offset by digital purchases of physical product and increases in streaming views. As part of our Cinema Equipment business, the Company earns revenue when movies are exhibited in theatres. As vaccines became readily available and COVID cases decreased, major studios began to test consumer confidence by releasing blockbusters in the theatrical venues during the quarter ended June 30, 2021. This test period encouraged theatre re-openings and proved commercial viability for theatrical distribution of tentpole films. Films released during this period saw an uptick in box office revenue compared to the previous 12 months; however, box office results remained below pre-Covid expectations due to limited seating capacities and shortened windows for release on streaming platforms such as premium video on demand (“PVOD”) and subscription video on demand (“SVOD”). To the extent films are not shown in theatres, we do not earn revenue.

Liquidity

We have incurred net losses historically and have an accumulated deficit of $469.0 million and negative working capital of $9.5 million as of June 30, 2021. Net cash provided by operating activities for the three months ended June 30, 2021 was $3.6 million. We may continue to generate net losses for the foreseeable future. In addition, we had debt-related contractual obligations as of June 30, 2021. Upon a series of payments between April 30 and July 9, 2021, the Company paid in full the Prospect loan non-recourse debt amount by paying an aggregate principal amount of $7.8 million. Based on these conditions, the Company entered into the following transactions described below:

Sale of Cinematic Equipment

On March 17, 2021, the Company entered into two separate agreements for the sale of cinematic equipment to American Multi-Cinema, Inc. (“AMC”), the agreements included the sale in tranches of a total of 2,369 cinematic projectors starting in March 2021 throughout January 2023 for a total cash consideration of $10.8 million. As of June 30, 2021, the Company executed the sale of the second tranche and recognized revenue of $5.6 million. A portion of the total proceeds has been utilized to eliminate the remaining Prospect notes payable.

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

Starrise’s ordinary shares (HK 1616) are listed on the main board of the Stock Exchange of Hong Kong Limited. Based on the closing price of HKD 0.13 per share on August 26, 2021, calculated at an exchange rate of 7.8 Hong Kong Dollars to 1 US dollar, the market value of Cinedigm’s ownership in Starrise ordinary shares was approximately $6.1 million.

Borrowings

On June 22, 2021, the maturity date of the East West Credit Facility (as defined in Note 6 - Notes Payable) with East West Bank was extended from June 30, 2021 to September 28, 2021.

On April 15, 2020, the Company received $2.2 million from East West Bank, the Company’s existing lender, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 10, 2022 (the “PPP Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the PPP Maturity Date. The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act and could be subject to repayment. On July 7, 2021, the Company received notification from the Lender that the U.S. Small Business Administration had approved the Company’s PPP Loan forgiveness application for the entire PPP Loan amount and accrued interest effective as of June 30, 2021. The forgiveness of the PPP Loan was recognized as a gain of $2.2 million during the Company’s fiscal quarter ending June 30, 2021.

Upon a series of payments between April 30 and July 9, 2021, the Company paid in full the Prospect loan non-recourse debt amount by paying an aggregate principal amount of $7.8 million. Pre-payment of the Prospect loan was permissible without penalty.

We believe the combination of: (i) our cash and cash equivalent balances at June 30, 2021, (ii) expected cash flows from operations, and (iii) the capacity under existing arrangements and access to new sources of capital will be sufficient to satisfy our contractual obligations, as well as liquidity for our operational and capital needs, for twelve months from the filing of this document. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the adequacy of accounts receivable reserves, return reserves, inventory reserves, recovery of advances, assessment of goodwill impairment, long-lived and finite-lived assets impairment and estimated amortization lives, fair value for asset acquisitions and business combinations, valuation allowances for income taxes and stock awards. Actual results could differ from these estimates.

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

Cash, cash equivalents, and restricted cash consisted of the following:

	As of
(in thousands)	June 30, 2021	March 31, 2021
Cash and Cash Equivalents	$13,355	$16,849
Restricted Cash	1,000	1,000
	$14,355	$17,849

EQUITY INVESTMENT IN STARRISE, A RELATED PARTY

On February 14, 2020, the Company acquired an approximately 11.5% interest in Starrise Media Holdings Limited (“Starrise”), a leading publicly traded Chinese entertainment company whose ordinary shares are listed on the Stock Exchange of Hong Kong. The Company acquired such interest as a strategic investment and in a private transaction from a shareholder of Starrise that is related to our major shareholders. When we acquired the Starrise stock, our then-majority affiliated stockholders also maintained a significant beneficial interest in Starrise. Upon consummation of the transaction on February 14, 2020, the Company recorded an initial investment of approximately $25.1 million, which is the fair market value of the Starrise shares on the transaction date on the Stock Exchange of Hong Kong, in exchange for the Company’s common stock of $11.2 million, valued as of the date of the issuance of the Class A common stock of the Company. The difference in value of shares received in Starrise and shares issued by the Company is deemed as contributed capital and recorded in additional paid-in capital.

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

As of June 30, 2021 and March 31, 2021, the value of our equity investment in Starrise, using the readily determinable fair value inputs from the market pricing of the Stock Exchange of Hong Kong, was approximately $6.7 million and $6.4 million, respectively, resulting in a change in fair value of approximately $0.3 million and $15.8 million for the three months ended June 30, 2021 and 2020 respectively, on our consolidated statement of operations. At June 30, 2021 and March 31, 2021, the Company owned 362,307,397 shares or 26% of Starrise.

NON-MONETARY TRANSACTIONS

During the three months ended June 30, 2020, the Company entered into agreements with certain vendors to transfer 9,006,215 Starrise shares to satisfy outstanding liabilities with these vendors. Upon the sale of the Starrise shares by the vendors, with certain restrictions on sales unless the Company gives consent to sell, if the proceeds do not satisfy the amount due to the vendor, the Company is liable for the balance owed. There were no such transactions during the three months ended June 30, 2021.

There was no gain or loss resulting from these transactions for the three months ended June 30, 2020.

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

ADVANCES

Advances, which are recorded within prepaid and other current assets on the consolidated balance sheets, represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record impairment charges for amounts that we expect may not be recoverable as of the consolidated balance sheet date. Impairments and accelerated amortization related to advances were $0.2 million and $0.2 million, respectively, for the three months ended June 30, 2021 and 2020.

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

The equity investment in Starrise is in Hong Kong dollars and was translated into US dollars as of June 30, 2021 and March 31, 2021 at an exchange rate of 7.8 and 7.8 Hong Kong Dollars to 1 US Dollar, respectively. The fair value of this equity investment is measured by the unadjusted market pricing of Starrise on the Stock Exchange of Hong Kong.

The following tables summarize the levels of fair value measurements of our financial assets and liabilities as of June 30, 2021 and March 31, 2021:

As of June 30, 2021

(in thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$1,000	$—	$—	$1,000
Equity investment in Starrise, at fair value	6,777	—	—	6,777
	$7,777	$—	—	$7,777

As of March 31, 2021

(in thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$1,000	$—	$—	$1,000
Equity investment in Starrise, at fair value	6,443	—	—	6,443
	$7,443	$—	$—	$7,443

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature. At June 30, 2021 and March 31, 2021, the estimated fair value of our fixed rate debt approximated its carrying amounts. We estimated the fair value of debt based upon current interest rates available to us at the respective consolidated balance sheet dates for arrangements with similar terms and conditions. Based on borrowing rates currently available to us for loans with similar terms, the fair value of the variable rate debt is $3.0 million and lease obligations approximates fair value.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the three months ended June 30, 2021 and 2020, no impairment charge was recorded from operations for long-lived assets or finite-lived assets.

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

No goodwill impairment charge was recorded in the three months ended June 30, 2021 and 2020.

Gross amounts of goodwill and accumulated impairment charges that we have recorded are as follows:

(In thousands)
Goodwill, net at March 31, 2021	$8,701
Goodwill from business combination – see Note 5	2,037
Goodwill , net at June 30, 2021	$10,738

REVENUE RECOGNITION

We determine revenue recognition by:

●	identifying the contract, or contracts, with the customer;

●	identifying the performance obligations in the contract;

●	determining the transaction price;

●	allocating the transaction price to performance obligations in the contract; and

●	recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services.

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

Cinema Equipment Business

Our Cinema Equipment Business consists of financing vehicles and administrators for 2,519 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 3,025 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

We retain ownership of our digital cinema equipment (the “Systems”) and the residual cash flows related to the Systems in Phase I Deployment after the end of the 10-year deployment payment period.

For certain Phase II Deployment Systems, we do not retain ownership of the residual cash flows and digital cinema equipment in Phase II Deployment after the completion of cost recoupment and at the expiration of the exhibitor master license agreements.

The Cinema Equipment Business also provides monitoring, data collection, serial data verification and management services to this segment, as well as to exhibitors who purchase their own equipment, in order to collect virtual print fees (“VPFs”) from motion picture studios and distributors and Alternative Content Fees (“ACFs  ”) from alternative content providers, and to distribute those fees to theatrical exhibitors (collectively, “Services”).

VPFs are earned, net of administrative fees, pursuant to contracts with movie studios and distributors, whereby amounts are payable by a studio to Phase I Deployment and to Phase II Deployment when movies distributed by the studio are displayed on screens utilizing our Systems installed in movie theatres. VPFs are earned and payable to Phase I Deployment based on a defined fee schedule until the end of the VPF term. One VPF is payable for every digital title initially displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period the title first plays for general audience viewing in a digital projector equipped movie theatre. The Phase 1 Deployment’s and Phase 2 Deployments performance obligations for revenue recognition are met at this time.

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

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we typically pursue the sale of the Systems to such exhibitors. Cinedigm recognizes revenue once the customer takes possession of the systems and is predicated on Cinedigm’s receipt of sale proceeds. Such sales were as originally contemplated as the conclusion of the digital cinema deployment plan. Cinedigm completed the sale of 650 and 30 digital projection Systems, respectively, for an aggregate sales price of approximately $5.6 million and $195.0 thousand, and recognized revenue of $5.6 million and $76.2 thousand, during the three months ended June 30, 2021 and 2020, respectively.

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

Content & Entertainment Business

CEG earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, video on demand (“VOD” or “OTT Streaming and Digital”), and physical goods (e.g., DVDs and Blu-ray Discs) (“Physical Revenue” or “Base Distribution Business”). Fees earned are typically a percentage based on the net amounts received from our customers. Depending upon the nature of the agreements with the platform and content providers, the fee rate that we earn varies. The Company’s performance obligations include the delivery of content for transactional, subscription and ad supported/free ad-supported streaming TV (“FAST”)   on the digital platforms, and shipment of DVDs and Blu-ray Discs. Revenue is recognized at the point in time when the performance obligation is satisfied which is when the content is available for subscription on the digital platform, at the time of shipment for physical goods, or point-of-sale for transactional and VOD services as the control over the content or the physical title is transferred to the customer. The Company considers the delivery of content through various distribution channels to be a single performance obligation. Physical Revenue is recognized after deducting the reserves for sales returns and other allowances, which are accounted for as variable consideration.

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

The ending deferred revenue balance, including current and non-current balances, as of June 30, 2021 was $0.4 million. For the three months ended June 30, 2021 and 2020, respectively, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

During the three months ended June 30, 2021 and 2020, $0.5 million and $0.6 million, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. As of June 30, 2021, the aggregate amount of contract revenue allocated to unsatisfied performance obligations was $0.4 million. We expect to recognize this balance in full by September 30, 2021.

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

The following tables present the Company’s revenue categories for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Cinema Equipment Business:
Phase I Deployment	$91	$31
Phase II Deployment	386	398
Services	179	100
Digital System Sales	5,575	76
Total Cinema Equipment Business revenue	$6,231	$605

Content & Entertainment Business:
Base Distribution Business	$1,778	$2,157
OTT Streaming and Digital	7,006	3,256
Total Content & Entertainment Business revenue	$8,784	$5,413

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

NET INCOME/LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

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

We incurred net income for the three months ended June 30, 2021, and therefore the impact of potentially dilutive common shares from outstanding stock options, stock appreciation rights, and warrants, totaling 2,003,235 shares for the three months ended June 30, 2021, respectively, were included in the computations of diluted earnings per share. The calculation of diluted net income per share for the three months ended June 30, 2021 does not include the impact of 9,616,429 potentially dilutive shares relating to stock options, stock appreciation rights, and warrants as their impact would have been anti-dilutive.

We incurred net losses for the three months ended June 30, 2020, and therefore the impact of potentially dilutive common shares from outstanding stock options and warrants, totaling 3,940,138 shares as of June 30, 2020, respectively, were excluded from the computations of loss per share as their impact would have been anti-dilutive.

COMPREHENSIVE LOSS

As of the three months ended June 30, 2021 and 2020, comprehensive loss consisted of net loss and foreign currency translation adjustments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adopted

On December 18, 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The update also simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance to improve consistent application. The amendment in this update is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance on April 1, 2021 and the adoption of this ASU did not have a material impact on our consolidated financial statements.

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

As of June 30, 2021 and March 31, 2021, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable was $0.4 million and $0.3 million as of June 30, 2021 and March 31, 2021, respectively, which are included in accounts receivable, net on the accompanying consolidated balance sheets.

The accompanying Consolidated Statements of Operations include $77 thousand and $9 thousand of digital cinema servicing revenue from CDF2 Holdings for the three months ended June 30, 2021 and 2020, respectively.

Total Stockholders’ Deficit of CDF2 Holdings at June 30, 2021 and March 31, 2021 was $49.6 million and $46.3 million, respectively. We have no obligation to fund the operating loss or the stockholders’ deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of June 30, 2021 and March 31, 2021 is carried at $0.

Majority Interest in CONtv

We own an 85% interest in CON TV, LLC, a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the Internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets.

5. BUSINESS COMBINATION

Stock Purchase Agreement

On May 12, 2021, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with FoundationTV, Inc. (“FoundationTV”), to buy all of FoundationTV´s issued and outstanding stock in consideration of an aggregate of $5.2 million, of which $0.7 million was paid in cash and 1,483,129 shares of Class A common stock, which were valued at $2.5 million, were issued at closing stock price of $1.69 on the closing date of June 9, 2021, and an additional $2.0 million will be paid in eight equal installments of one installment on each six month anniversary of closing over forty-eight months, and a final lump sum payment of $225 thousand on the four year anniversary of the closing; reduced by $0.2 million settlement of a prior relationship. The Stock Purchase Agreement contained certain conditions to closing, including that the Company obtain approval of its stockholders, applicable lenders, and regulatory authorities, as applicable, and representations and warranties and covenants as are customary for transactions of this type. On June 9, 2021, the FoundationTV acquisition was consummated. The Company incurred transaction cost $36 thousand during the three months ended June 30, 2021. As of June 30, 2021, the deferred consideration is presented according to the agreed-upon cash payments, including a $0.5 million short-term payable and a long-term payable for $1.5 million.

Purchase Price
Purchase Price	$5,237
Total purchase price	$5,237

Allocation of purchase price
Developed technology	3,200
Goodwill	2,037
Total allocation of purchase price	$5,237

The developed technology acquired in this transaction has a useful life of 10 years. Due to proximately of the closing date to the end of the quarter, the Company did not record any amortization expense during the three months ended June 30, 2021 related to the developed technology acquired in the business combination.

Below is the amortization expense per year for the developed technology acquired in the business combination:

2022 (remaining)	$240
2023	320
2024	320
2025	320
2026	320
2027	320
2028	320
2029	320
2030	320
2031	320
2032	80
Total	$3,200

6. NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2021		March 31, 2021
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Prospect Loan	$3,031	$—	$7,786	$—
Total non-recourse notes payable	3,031	—	7,786	—
Total non-recourse notes payable, net of unamortized debt issuance costs and debt discounts	$3,031	$—	$7,786	$—
Credit Facility	$387	$—	$1,956	$—
PPP Loan	—	—	—	2,152
Total recourse notes payable	387	—	1,956	2,152
Total recourse notes payable, net of unamortized debt issuance costs and debt discounts	$387	$—	$1,956	$2,152
Total notes payable, net of unamortized debt issuance costs	$3,418	$—	$9,742	$2,152

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

Prospect Loan

In February 2013, our DC Holdings, AccessDM and Phase 2 DC subsidiaries entered into a term loan agreement (the “Prospect Loan” or the “Term Loan Agreement”) with Prospect Capital Corporation (“Prospect”), pursuant to which DC Holdings borrowed $70.0 million. The Prospect Loan bears interest at LIBOR plus 9.0% (with a 2.0% LIBOR floor), which is payable in cash, and at an additional 2.50% to be accrued as an increase to the aggregate principal amount of the Prospect Loan until the Prospect Loan is paid off, at which time all accrued interest will be payable in cash.

Collections of DC Holdings accounts receivable are deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the Prospect Loan. On a quarterly basis, if there is excess cash flow, it is used for prepayment of the Prospect Loan. We also maintain a debt service fund under the Prospect Loan for future principal and interest payments. As of June 30, 2021, and March 31, 2021, the debt service fund had a balance of $1.0 million, which is classified as part of restricted cash on our Consolidated Balance Sheets.

On March 4, 2021, Cinedigm DC Holdings, LLC (“CDCH”), Access Digital Media, Inc., Access Digital Cinema Phase 2, Corp., Christie/AIX, Inc., Cinedigm Digital Funding I, LLC, certain Lenders, and Prospect Capital Corporation, as administrative agent and collateral agent, entered into Amendment No. 3 (the “Amendment”) to the Term Loan Agreement dated February 28, 2013. Under the Amendment, the maturity date of the loan under the Term Loan Agreement was extended to March 31, 2022. As a condition to the effectiveness of the Amendment, CDCH paid $3,500,000 to Prospect to reduce the outstanding principal amount of the Loan.

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

With a series of payments between April 30 and July 9, 2021, the Company paid in full the Prospect Loan non-recourse debt amount by paying an aggregate principal amount of $7.8 million. Pre-payment of the Prospect Loan is permissible without penalty. See Note 11 – Subsequent Events.

The following table summarizes the activity related to the Prospect Loan:

	As of
(In thousands)	June 30, 2021	March 31, 2021
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	6,397	6,397
Payments to date	(73,366)	(68,611)
Prospect Loan, gross	$3,031	$7,786
Less unamortized debt issuance costs and debt discounts	—	—
Prospect Loan, net	3,031	7,786
Less current portion	(3,031)	(7,786)
Total long term portion	$—	$—

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

As of June 30, 2021 and March 31, 2021, there was $0.4 million and $2.0 million outstanding, respectively, and there was $8.1 million available, under the Credit Facility based on the Company’s borrowing base as of June 30, 2021. On July 3, 2019, the Company entered into the EWB Amendment to the Credit Facility. The EWB Amendment reduced the size of the facility to $18.0 million, required certain prepayments and daily cash sweeps from collections of receivables to be made, changed in certain respects how the borrowing base is calculated, and extended the maturity date to June 30, 2020. In connection with the EWB Amendment, three of our subsidiaries became Guarantors under the Credit Facility. On June 25, 2020, the Company signed amendment No. 4 with East West Bank to extend the maturity of the Credit Facility to June 30, 2021 and waive events of default provisions. On June 22, 2021, the maturity date of the Credit Facility was extended to September 28, 2021. During this extension period, until an amendment is entered into, we are not able to access any additional borrowings under the Credit Facility.

PPP Loan

On April 15, 2020, the Company received $2.2 million from East West Bank, the Company’s existing lender. The PPP Loan matures on April 10, 2022 (the “PPP Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the PPP Maturity Date. The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act and could be subject to repayment. On July 7, 2021, the Company received notification from the Lender that the U.S. Small Business Administration had approved the Company’s PPP Loan forgiveness application for the entire PPP Loan amount and accrued interest effective June 30, 2021.

7. STOCKHOLDERS’ EQUITY

COMMON STOCK

During the three months ended June 30, 2021, we issued 1,536,407 shares of Class A common stock which consists of the issuance of Class A common stock for business combination, the issuances of Class A common stock preferred stock dividends, and SARs awards.

PREFERRED STOCK

Cumulative dividends in arrears on preferred stock were $0.1 million and $0.1 million as of June 30, 2021 and March 31, 2021. In May 2021, we paid the preferred stock dividends in arrears in the form of 53,278 shares of Class A common stock.

TREASURY STOCK

We have treasury stock, at cost, consisting of 1,313,836 shares of Class A common stock at June 30, 2021 and March 31, 2021.

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

As of June 30, 2021, there were 261,587 stock options outstanding in the 2000 Plan with weighted average exercise price of $14.99 and a weighted average contract life of 1.86 years. As of March 31, 2021, there were 261,587 shares pursuant to stock options outstanding in the Plan with weighted average exercise price of $14.99 and a weighted average contract life of 2.11 years.

In August 2017, the Company adopted the 2017 Plan. The 2017 Plan replaced the 2000 Plan, and applies to employees and directors of, and consultants to, the Company. The 2017 Plan provided for the issuance of up to 2,108,270 shares of Class A common stock, in the form of various awards, including stock options, stock appreciation rights, stock, restricted stock, restricted stock units, performance awards and cash awards. The Compensation Committee of the Company’s Board of Directors (the “Board”) is authorized to administer the 2017 Plan and make grants thereunder. The approval of the 2017 Plan did not affect awards already granted under the 2000 Plan. On December 4, 2019, upon shareholder approval, the 2017 Plan was amended to increase the maximum number of shares of Class A common stock authorized for issuance thereunder from 2,108,270 shares to 4,098,270.

On October 23, 2020, the Company amended its 2017 Equity Incentive Plan to increase the number of shares authorized for issuance thereunder from 4,098,270 to 14,098,270.

The analysis of all options outstanding under the 2000 Plan as of June 30, 2021 is as follows:

As of June 30, 2021
Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$7.40 - $13.69	5,000	4.00	$7.40	$-
$13.70 - $24.40	249,087	1.87	14.69	-
$24.41 - 30.00	7,500	0.13	30.00	-
	261,587			$-

An analysis of all options exercisable under the 2000 Plan as of June 30, 2021 is presented below:

Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
261,587	1.86	$14.99	—

Employee and director stock-based compensation expense related to our stock-based awards was as follows:

	Three Months Ended June 30,
(In thousands)	2021	2020
Selling, general and administrative	$983	$177
	$983	$177

During the three months ended June 30, 2021, the Company granted 584,000 stock appreciation rights (“SARs”). The SARs were granted under the Company’s 2017 Equity Incentive Plan (the “2017 Plan). All SARs issued have an exercise price equal to the fair value of the Company’s Class A common stock on the date of grant and a maturity date of 10 years. The SARs were valued on the grant date utilizing an option pricing model, as follows:

Grant Date: May 23, 2021 – June 21, 2021

Maturity Date: May 23, 2031 – June 21, 2031

Fair value of class A common stock on grant date: $1.29 - $1.37

Volatility: 94.56% - 94.63%

Discount rate: 1.50% - 1.63%

There was $856 thousand and $110 thousand of stock-based compensation recorded for the three months ended June 30, 2021 and 2020, respectively, relating to these SARs.

Total SARs outstanding are as follows:

Three Months Ended June 30, 2021
SARs Outstanding March 31, 2021	9,154,933
Issued	584,000
Forfeited	(91,875)
Total SARs Outstanding June 30, 2021	9,647,058

There was $1 thousand and $1 thousand of stock-based compensation recorded for the three months ended June 30, 2021 and 2020, respectively, related to employees’ restricted stock awards.

There was $126 thousand and $66 thousand of stock-based compensation for the three months ended June 30, 2021 and 2020, respectively, related to board of directors.   During the three months ended June 30, 2021 the company issued 35,714 shares to the board of directors.

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN

In October 2013, we issued options outside of the 2000 Plan to 10 individuals who became employees as a result of a business combination. The employees received options to purchase an aggregate of 62,000 shares of our Class A Common Stock at an exercise price of $17.50 per share. The options were fully vested as of October 2017 and expire 10 years from the date of grant, if unexercised. As of June 30, 2021, 12,500 of such options remained outstanding.

WARRANTS

The following table presents information about outstanding warrants to purchase shares of our Class A common stock as of June 30, 2021. All of the outstanding warrants are fully vested and exercisable.

Recipient	Amount outstanding	Expiration	Exercise price per share
Strategic management service provider	52,500	July 2021	$17.20 - 30.00
Warrants issued in connection with Convertible Notes exchange transaction	246,019	December 2021	$1.30
5-year Warrant issued to BEMG in connection with a term loan agreement	1,400,000	December 2022	$1.80

8. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company does not believe it is party to any other claim or litigation the outcome of which, if determined adversely to the Company, would individually or in the aggregate be reasonably expected to have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of June 30, 2021

(In thousands)	Classification on the Balance Sheet	June 30, 2021
Assets
Noncurrent	Operating lease right-of-use asset	$66
Liabilities
Current	Operating leases - current portion	58
Noncurrent	Operating leases - long-term portion	8
Total operating lease liabilities		$66

Lease Costs

The table below presents certain information related to lease costs for leases:

Year Ended
(In thousands)	June 30, 2021
Operating lease cost	$22
Total lease cost	$22

Other Information

The table below presents supplemental cash flow information related to leases:

Year Ended
(In thousands)	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities	22
Operating cash flows used for operating leases	$22

9. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended June 30,
(In thousands)	2021	2020
Cash interest paid	$663	$25
noncash investing and financing activities:
Accrued dividends on preferred stock	89	89
Issuance of Class A common stock for payment of accrued preferred stock dividends	—	89
Issuance of Class A common stock to Starrise, a related party	—	11,046
Contributed capital under the Starrise transaction, a related party	—	17,187
Settlement of second lien loan with Class A common stock	—	757
Issuance of Class A common stock for business combination	2,506	—
Starrise shares used to pay down vendors	—	335
Forgiveness of PPP loan	2,152	—
Deferred consideration in purchase of a business	1,980	—
Preferred stock dividends paid with common stock	89	—

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
Cinema Equipment Business

Financing vehicles and administrators for 2,519 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 3,025 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

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

Content & Entertainment Business	Leading independent streaming company of content and channels. We collaborate with producers and other content owners to market, source, curate and distribute independent content to targeted and under-served audiences in theatres and homes, and via mobile and emerging platforms.

The following tables present certain financial information related to our reportable segments and Corporate:

	As of June 30, 2021
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non- Recourse	Notes Payable	Operating lease liabilities
Cinema Equipment Business	$—	$—	$14,038	$387	$—	$1
Content & Entertainment Business	12,213	10,738	50,534	—	—	40
Corporate	—	—	16,065	—	3,031	25
Total	$12,213	$10,738	$80,637	$387	$3,031	$66

	As of March 31, 2021
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non- Recourse	Notes Payable	Operating lease liabilities
Cinema Equipment Business	$—	$—	$13,169	$7,786	$—	$1
Content & Entertainment Business	9,858	8,701	42,733	—	—	69
Corporate	2	—	19,544	—	4,108	30
Total	$9,860	$8,701	$75,446	$7,786	$4,108	$100

	Statements of Operations
	Three Months Ended June 30, 2021
	(in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$6,231	$8,784	$—	$15,015
Direct operating (exclusive of depreciation and amortization shown below)	257	4,374	—	4,631
Selling, general and administrative	429	2,818	2,796	6,043
Allocation of corporate overhead	99	660	(759)	—
Provision for doubtful accounts	27	44	—	71
Depreciation and amortization of property and equipment	507	143	(1)	649
Amortization of intangible assets	—	845	1	847
Total operating expenses	1,319	8,884	2,037	12,241
Income (loss) from operations	$4,912	$(100)	$(2,037)	$2,774

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	166	817	983
Total stock-based compensation	$—	$166	$817	$983

	Statements of Operations
	Three Months Ended June 30, 2020 (in thousands)
	Cinema Equipment Business	Content & Entertainment	Corporate	Consolidated
Revenues	$605	$5,413	$—	$6,018
Direct operating (exclusive of depreciation and amortization shown below)	182	2,497	—	2,679
Selling, general and administrative	549	1,895	1,396	3,840
Allocation of corporate overhead	124	784	(908)	—
Depreciation and amortization of property and equipment	1,403	103	18	1,524
Amortization of intangible assets	8	582	—	590
Total operating expenses	2,266	5,861	506	8,633
Income (loss) from operations	$(1,661)	$(488)	$(506)	$(2,615)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

	Cinema Equipment Business	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	26	151	177
Total stock-based compensation	$—	$26	$151	$177

11. INCOME TAXES

We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions. We recorded an income tax benefit (expense) of approximately $63 thousand and zero for the three months ended June 30, 2021 and 2020, respectively. We have not recorded tax benefits on our loss before income taxes because we have provided for a full valuation allowance that offsets potential deferred tax assets resulting from net operating loss carry forwards, reflecting our inability to use such loss carry forwards.

Our effective tax rate for the three months ended June 30, 2021 and 2020 was negative 1.2% and zero, respectively.

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

12. SUBSEQUENT EVENT

Prospect Loan Payment

Upon a series of payments between April 30 and July 9, 2021  , the Company paid in full the Prospect loan non-recourse debt amount by paying an aggregate principal amount of $7.8 million, with $3.1 million having been paid subsequent to the period. Pre-payment of the Prospect loan was permissible without penalty.

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

OVERVIEW

Since our inception, we have played a significant role in the digital distribution revolution that continues to transform the media landscape. In addition to our pioneering role in transitioning approximately 12,000 movie screens from traditional analog film prints to digital distribution, we have become a leading distributor of independent content, both through organic growth and acquisitions. We distribute products for major brands such as the Hallmark Channel, Televisa, ITV, Nelvana, ZDF, Konami, NFL, NHL and Scholastic, as well as leading international and domestic content creators, movie producers, television producers and other short form digital content producers. We collaborate with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to, iTunes, Amazon Prime, Netflix, Hulu, Xbox, Tubi, Roku, Pluto TV, and cable video-on-demand (“VOD”), and (ii) physical goods, including DVD and Blu-ray Discs.

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

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we typically pursue the sale of the Systems to such exhibitors. Cinedigm recognizes revenue once the customer takes possession of the systems and is predicated on Cinedigm’s receipt of sale proceeds. Such sales were as originally contemplated as the conclusion of the digital cinema deployment plan.

We are structured so that our cinema equipment business segment operates independently from our Content & Entertainment business. As of June 30, 2021, we had approximately $3.0 million of non-recourse outstanding debt principal that relates to, and is serviced by, our cinema equipment business. We had approximately $3.0 million of outstanding debt principal, as of June 30, 2021 that is attributable to our Content & Entertainment and Corporate segments.

Risks and Uncertainties

The COVID-19 pandemic and related economic repercussions created significant volatility and uncertainty impacting the Company’s results for the period. As part of our Content & Entertainment business, the Company sells DVDs and Blu-ray discs at brick-and-mortar stores. With the closure of non-essential retail stores beginning in the spring of 2020, the sale of physical discs through our retail partners declined although this was partially offset by digital purchases of physical product. As part of our Cinema Equipment business, the Company earns revenue when movies are exhibited in theatres. As vaccines became readily available and COVID cases decreased, major studios began to test consumer confidence by releasing blockbusters in the theatrical venues during the quarter ended June 30, 2021. This test period encouraged theatre re-openings and proved commercial viability for theatrical distribution of tentpole films. Films released during this period saw an uptick in box office revenue compared to the previous 12 months; however, box office results remained below pre-Covid expectations due to limited seating capacities and shortened windows for release on streaming platforms such as premium video on demand (“PVOD”) and subscription video on demand (“SVOD”). To the extent films are not shown in theatres, we do not earn revenue.

Longer term, there may be a shift in consumer preference towards digital consumption over theatrical viewing. Studios may reduce their theatrical slates to tentpoles and certain genres releasing other content directly on their own streaming services. If fewer movies are released theatrically, this shift to digital viewing reduces revenue opportunities for virtual print fees and sales of digital cinema equipment. While the Company has been encouraged by the pace of mass vaccinations, spikes or the emergence of new variants could require future closures, which impact the Cinema Equipment business.

In connection to the CEG business, if larger branded companies choose to make their content available earlier on their own streaming platforms, this could limit our ability monetize this content on a transactional digital basis, as consumers can access it via the company’s streaming platform. However, most content suppliers including filmmakers and producers, do not have their own streaming platforms and rely on us for distribution through our digital home entertainment business and OTT digital networks.  As a result, this risk is limited, and our digital distribution capabilities and digital networks provide us with the opportunity to take advantage of this consumer shift towards digital consumption.

Over the last year and a half, the COVD-19 pandemic resulted in a film and TV production slow-down.  Independent producers and filmmakers had to either suspend or delay their productions due to rising infection rates and the high costs of appropriate COVID-19 production protocols. As a result, there are fewer available films to acquire, so our pipeline for content could be negatively impacted.  As well, with the rise of new variants, productions may be at risk again of shutting down or being delayed, which would further limit available content.

The COVID-19 pandemic has also resulted in an acceleration of cord-cutting, and, as more consumers move away from cable, this could lead to a decrease in cable TV VOD revenues, as well as a decrease in licensing fees as Pay One window budgets get shifted from licensing and towards originals.  However, given the overall shift towards digital consumption, these risks may be offset by increased revenues from transactional, subscription and ad supported/FAST platforms, including our own owned and operated digital network business.

Liquidity

We have incurred net losses historically and have an accumulated deficit of $469.0 million and negative working capital of $9.5 million as of June 30, 2021. We may continue to generate net losses for the foreseeable future. In addition, we have debt-related contractual obligations as of June 30, 2021 and beyond. Based on these conditions, the Company entered into the following transactions:

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

In July 2020, we entered into an At-the-Market sales agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) and B. Riley FBR, Inc. (“B. Riley” and, together with A.G.P., the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of Common Stock at the market prices prevailing on Nasdaq at the time of the sale of such shares. The Company is not obligated to sell any shares under the ATM Sales Agreement. Any sales of shares made under the ATM Sales Agreement will be made pursuant to an effective registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission on July 10, 2020 (File No. 333-239710), for an aggregate offering price of up to $30 million. During the quarter ended June 30, 2021, we did not sell any shares of Common Stock under the ATM Sales Agreement.

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

As of June 30, 2021, there is still approximately $38.0 million remaining unsold under our shelf registration.

Sale of Cinematic Equipment

On March 17, 2021, the Company entered into two separate agreements for the sale of cinematic equipment to American Multi-Cinema, Inc. (“AMC”), the agreements included the sale in tranches of a total of 2,369 cinematic projectors starting in March 2021 throughout January 2023 for a total cash consideration of $10.8 million. As of June 30, 2021, the Company executed the sale of the second tranche and recognized revenue for $5.6 million. A portion of the total proceeds has been utilized to eliminate the remaining Prospect notes payable.

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

Starrise’s ordinary shares (HK 1616) are listed on the main board of the Stock Exchange of Hong Kong Limited. Based on the closing price of HKD 0.13 per share on August 26, 2021, calculated at an exchange rate of 7.8 Hong Kong Dollars to 1 US dollar, the market value of Cinedigm’s ownership in Starrise ordinary shares was approximately $6.1 million.

Borrowings

On June 22, 2021, the maturity date of the East West Credit Facility (as defined in Note 6 - Notes Payable) with East West Bank was extended from June 30, 2021 to September 28, 2021.

On April 15, 2020, the Company received $2.2 million from East West Bank, the Company’s existing lender, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 10, 2022 (the “PPP Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the PPP Maturity Date. The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act and could be subject to repayment. On July 7, 2021, the Company received notification from the Lender that the U.S. Small Business Administration had approved the Company’s PPP Loan forgiveness application for the entire PPP Loan amount and accrued interest effective as of June 30, 2021. The forgiveness of the PPP Loan was recognized as a gain of $2.2 million during the Company’s fiscal quarter ending June 30, 2021.

Upon a series of payments between April 30 and July 9, 2021, the Company paid in full the Prospect loan non-recourse debt amount by paying an aggregate principal amount of $7.8 million. Pre-payment of the Prospect loan was permissible without penalty.

We believe the combination of: (i) our cash and cash equivalent balances at June 30, 2021, (ii) expected cash flows from operations, and (iii) the capacity under existing arrangements and access to new sources of capital will be sufficient to satisfy our contractual obligations, as well as liquidity for our operational and capital needs, for twelve months from the filing of this document. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

Our significant accounting policies are discussed in Note 2 - Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, Financial Statements and Supplementary Data, of this Quarterly Report on Form 10-Q. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our board of directors.

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

Software developed or purchased for internal use by the Company is capitalized and amortized over its estimated useful life. Changes in these estimates could result in impairment in the value of the asset.

Useful lives are determined based on an estimate of either physical or economic obsolescence, or both. During the three months ended June 30, 2021 and 2020, we have neither made any revisions to estimated useful lives, nor recorded any impairment charges on our property, equipment and internal use software.

FAIR VALUE ESTIMATES

Goodwill, Finite-Lived Assets and Long-Lived Assets

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

The Company tests for goodwill impairment annually at March 31. During the three months ended June 30, 2021 and 2020, there were no impairment charges recorded on goodwill. In 2021, we elected to conduct a qualitative goodwill assessment and in 2020 we conducted a quantitative goodwill assessment. In determining fair value, we used various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects, economic or market trends and any regulatory changes that may occur. We estimated the fair value of the reporting unit using a net present value methodology, which is dependent on significant assumptions related to estimated future discounted cash flows, discount rates and tax rates. Certain of the estimates and assumptions that we used in determining the value of our CEG reporting unit are discussed in Note 2 - Summary of Significant Accounting Policies.

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

Cinema Equipment Business

Our Cinema Equipment Business consists of financing vehicles and administrators for 2,519 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 3,025 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

We retain ownership of our digital cinema equipment (the “Systems”) and the residual cash flows related to the Systems in Phase I Deployment after the end of the 10-year deployment payment period.

For certain Phase II Deployment Systems, we do not retain ownership of the residual cash flows and digital cinema equipment in Phase II Deployment after the completion of cost recoupment and at the expiration of the exhibitor master license agreements.

The Cinema Equipment Business also provides monitoring, data collection, serial data verification and management services to this segment, as well as to exhibitors who purchase their own equipment, in order to collect virtual print fees (“VPFs”) from motion picture studios and distributors and ACFs from alternative content providers, and to distribute those fees to theatrical exhibitors (collectively, “Services”).

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

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we typically pursue the sale of the Systems to such exhibitors. Cinedigm recognizes revenue once the customer takes possession of the systems and is predicated on Cinedigm’s receipt of sale proceeds. Such sales were as originally contemplated as the conclusion of the digital cinema deployment plan. Cinedigm completed the sale of 650 and 30 digital projection Systems, respectively, for an aggregate sales price of approximately $5.6 million and $195.0 thousand, and recognized revenue of $5.6 million and $76.2 thousand, during the three months ended June 30, 2021 and 2020, respectively.

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

Content & Entertainment Business

CEG earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, video on demand (“VOD” or “OTT Streaming and Digital”), and physical goods (e.g., DVDs and Blu-ray Discs) (“Physical Revenue” or “Base Distribution Business”). Fees earned are typically a percentage based on the net amounts received from our customers. Depending upon the nature of the agreements with the platform and content providers, the fee rate that we earn varies. The Company’s performance obligations include the delivery of content for transactional, subscription and ad supported/FAST on the digital platforms, and shipment of DVDs and Blu-ray Discs. Revenue is recognized at the point in time when the performance obligation is satisfied which is when the content is available for subscription on the digital platform, at the time of shipment for physical goods, or point-of-sale for transactional and VOD services as the control over the content or the physical title is transferred to the customer. The Company considers the delivery of content through various distribution channels to be a single performance obligation. Physical Revenue is recognized after deducting the reserves for sales returns and other allowances, which are accounted for as variable consideration.

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

The ending deferred revenue balance, including current and non-current balances, as of June 30, 2021 was $0.4 million. For the three months ended June 30, 2021 and 2020, respectively, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

During the three months ended June 30, 2021 and 2020, $0.5 million and $0.6 million, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. As of June 30, 2021, the aggregate amount of contract revenue allocated to unsatisfied performance obligations was $0.4 million. We expect to recognize this balance in full by September 30, 2021.

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

BUSINESS COMBINATIONS

A business combination is an acquisition of business. Business combination are accounted by allocating the purchase price of the business across the assets acquired from the business and assumed liabilities.

Results of Operations for the Three Months Ended June 30, 2021 and 2020

Revenues

	For the Three Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$6,231	$605	$5,626	930%
Content & Entertainment	8,784	5,413	3,371	62%
	$15,015	$6,018	$8,997	149%

The revenues in the Content & Entertainment Business segment increased by 62% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase is attributed to continued growth in new release transactional sales, the addition of several new streaming channels, and an expansion of the Company's distribution with new and existing Smart TV platforms. In addition, the Company deployed new advertising technology from our streaming partner Amagi, which had a material impact on the Company's advertising fill and CPM rates. The revenues in the Cinema Equipment Business segment increased by 930% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Cinema Equipment Business segment increased primarily due to contractually standard terms of digital projector sales to related exhibitors in the Cinedigm deployments.

Direct Operating Expenses

	For the Three Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$257	$182	$75	41%
Content & Entertainment	4,374	2,497	1,877	75%
	$4,631	$2,679	$1,952	73%

The increase in direct operating expenses in the three months ended June 30, 2021 for the Cinema Equipment Business compared to the prior period was primarily due to an increase in property tax obligations for the Cinedigm owned projector assets. The increase in direct operating expenses in the three months ended June 30, 2021 for the Content & Entertainment Business compared to the prior period was primarily due to higher royalty expenses and an increase in infrastructure and personnel costs offset by a decrease in manufacturing and fulfillment of physical sales.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$429	$549	$(120)	(22)%
Content & Entertainment	2,818	1,895	923	33%
Corporate	2,796	1,396	1,400	100%
	$6,043	$3,840	$2,203	57%

Selling, general and administrative expenses for the three months ended June 30, 2021 increased by $2.2 million primarily due to a $1.3 million increase in bonus incentive expense and stock-based compensation to management and employees, $0.3 million for additional personnel, $0.4 million for legal and accounting fees related to securities reporting and consulting, and $0.2 for remote-working equipment and computer expense.

Bad Debt expense

The bad debt expense was $71 thousand and $0 for the three months ended June 30, 2021 and 2020, respectively. These amounts are related to Cinema Equipment Business and Content & Entertainment accounts that are uncollectable.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$507	1,403	(896)	(64)%
Content & Entertainment	143	103	40	39%
Corporate	(1)	18	(19)	(106)%
	$649	$1,524	$(875)	(57)%

Depreciation and amortization expense decreased in our Cinema Equipment Business Segment as the majority of our digital cinema projection systems reached the conclusion of their ten-year useful lives during the year ended March 31, 2021 leading to a lower fixed asset balance to be depreciated in the three months ended June 30, 2021. Corporate and Content & Entertainment depreciation and amortization expense is lower due to the write off of leasehold improvements with the closing of the Los Angeles office.

Interest expense, net

	For the Three Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$133	$578	$(445)	(77)%
Content & Entertainment	-	-	-	-%
Corporate	11	712	(701)	(98)%
	$144	$1,290	$(1,146)	(89)%

Interest expense in the Cinema Equipment Business segment decreased primarily as a result of reduced debt balances compared to the prior period on the Prospect Term Loan. Interest expense in our Corporate segment decreased as a result of lower loan balances from our Credit Facility, Second Lien Loans and the conversion of the Bison Convertible Note and the Mingtai Convertible Note into shares of Class A common stock in the prior period.

Income Tax Expense

We recorded an income tax benefit of $63 thousand for the three months ended June 30, 2021. We recorded income tax expense of approximately $0 for the three months ended June 30, 2020.

Our effective tax rate for the three months ended June 30, 2021 and 2020 was negative 1.2% and zero, respectively.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment, change in fair value on equity investment in Starrise and certain other items.

Consolidated Adjusted EBITDA (including the results of Cinema Equipment Business segment) for the three months ended June 30, 2021 increased by $5.7 million compared to the three months ended June 30, 2020. Adjusted EBITDA from our Cinema Equipment Business segment increased primarily due to contractually standard terms of digital projector sales to related exhibitors in the Cinedigm deployments. Adjusted EBITDA from the Content & Entertainment business and Corporate segment decreased by $46 thousand for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due to the growth of Streaming & Digital expenses based on higher volume for streaming due to the pandemic and adding additional channels and content compared to the prior period.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	For the Three Months Ended June 30,
($ in thousands)	2021	2020
Net income (loss)	$5,194	$(19,870)
Add Back:
Income tax benefit	(63)	-
Depreciation and amortization of property and equipment	649	1,524
Amortization of intangible assets	847	590
Gain on forgiveness of PPP loan and extinguishment of note payable	(2,178)	-
Interest expense, net	144	1,290
Change in fair value on equity investment in Starrise	(334)	15,794
Acquisition, integration and other expense	173	299
Provision for doubtful accounts	71	-
Stock-based compensation	983	177
Net income (loss) attributable to noncontrolling interest	(7)	14
Adjusted EBITDA	$5,479	$(182)

Adjustments related to the Cinema Equipment Business
Depreciation and amortization of property and equipment	$(507)	$(1,403)
Amortization of intangible assets	-	(8)
Stock-based compensation and expenses	-	-
Acquisition, integration and other expense	(11)	-
Provision for doubtful accounts	(27)	-
Income from operations	(4,912)	1,661
Adjusted EBITDA from non-cinema equipment business	$22	$68

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included herein.

Changes in our cash flows were as follows:

	For the Three Months Ended June 30,
($ in thousands)	2021	2020
Net cash provided (used in) by operating activities	$3,621	$(3,738)
Net cash used in investing activities	(791)	(508)
Net cash (used in) provided by financing activities	(6,324)	5,237
Net change in cash, cash equivalents, and restricted cash	$(3,494)	$2,007

As of June 30, 2021, we had cash, cash equivalents, and restricted cash balances of $14.4 million.

As of June 30, 2020, we had cash, cash equivalents, and restricted cash balances of $17.3 million.

For the three months ended June 30, 2021, net cash provided by operating activities is primarily driven by income from operations, excluding non-cash expenses such as depreciation, amortization, provision for doubtful accounts and stock-based compensation, including other changes in working capital. Additionally, during the three months ended June 30, 2021, the Company paid down $8.1 million to vendors at both CEG and Corporate. Cash received from VPFs declined from the previous period as Phase I Deployment Systems in our Cinema Equipment Business reached the conclusion of their deployment payment periods with certain major studios. Changes in accounts receivable from our studio customers largely impact cash flows from operating activities and vary based on the seasonality of movie release schedules by the major studios. As vaccines became readily available and COVID cases decreased Major Studios began to schedule tentpole releases in theatres to test consumer confidence during the three months ended June 30, 2021. During this test period, box office revenue remained below pre-COVID pandemic results due to limited seat capacities and the shortening of theatrical window before the streaming debut on streaming platforms. Because our digital cinema business earns a VPF when a movie is first played on a system, the temporary theatre closures resulting from the COVID-19 pandemic resulted in reduced revenues. Operating cash flows from CEG are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the other two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients for which initial expenditures are generally recovered within six to twelve months. For the three months ended June 30, 2021 revenues from the sale of digital projections Systems was $5.6 million.

For the three months ended June 30, 2020, net cash provided by operating activities is primarily driven by loss from operations, excluding non-cash expenses such as depreciation, amortization, provision for doubtful accounts and stock-based compensation, offset by changes in working capital. Cash received from VPFs declined from the previous period as Phase I Deployment Systems in our Cinema Equipment Business reached the conclusion of their deployment payment period with certain major studios. Changes in accounts receivable from our studio customers largely impact cash flows from operating activities and vary based on the seasonality of movie release schedules by the major studios. Operating cash flows from CEG are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the other two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients for which initial expenditures are generally recovered within six to twelve months.

For the three months ended June 30, 2021, cash flows used in investing activities consisted of purchases of property and equipment of $0.04 million and the purchase of a business of $1.0 million related to the business combination for FoundationTV.

For the three months ended June 30, 2020, Cash flows provided by investing activities consisted of proceeds from the sale of Starrise shares of $0.6 million and purchases of property, equipment and internal use software.

For the three months ended June 30, 2021, cash flows used in financing activities consisted of payments of approximately $4.8 million in notes payable and $1.6 million in Credit Facility repayments.

For the three months ended June 30, 2020, cash flows provided by financing activities reflects payments of approximately $7.8 million for the Credit Facility and Prospect Loan, offset by $3.4 million from Credit Facility draw, $7.5 million received in connection with the sale of 10,666,666 shares of Class A common stock and exercise of warrants, and $2.2 million received pursuant to the Payment Protection Program of the Coronavirus Aid, Relief and Economic Security Act.

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

Off-balance sheet arrangements

We are not a party to any off-balance sheet arrangements, other than operating leases in the ordinary course of business, which are disclosed above in the table of our significant contractual obligations, and CDF2 Holdings, LLC ("CDF2 Holdings"), our wholly-owned unconsolidated subsidiary. As discussed further in Note 3 - Other Interests to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, we hold a 100% equity interest in CDF2 Holdings, which is an unconsolidated variable interest entity (“VIE”), which wholly owns Cinedigm Digital Funding 2, LLC; however, we are not the primary beneficiary of the VIE.

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

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Operating Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2021. Based on such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosures due to the material weaknesses identified in our internal control over financial reporting as of June 30, 2021.

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

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2021 and identified the following material weaknesses:

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. As this deficiency created a reasonable possibility that a material misstatement would not be prevented or detected in a timely basis, management concluded that the control deficiency represented a material weakness and accordingly our internal control over financial reporting was not effective as of June 30, 2021. Management concluded that additional formal procedures should be implemented in the financial close and reporting process to ensure that appropriate and timely reviews occur on all financial reporting analysis.

Management also concluded that due to employee turnover within our corporate accounting group as of June 30, 2021, we did not have a sufficient complement of corporate personnel with appropriate levels of accounting and controls knowledge and experience commensurate with our financial reporting requirements to appropriately analyze, record and disclose accounting matters completely and accurately.

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

As noted above, we believe that, as a result of management’s in-depth review of its accounting processes, and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-Q and, to the best of our knowledge, we believe that the consolidated financial statements in this Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows in conformity with GAAP.

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

Changes in Internal Control Over Financial Reporting

There have been no changes, other than our remediation efforts discussed above, in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 9, 2021, the Company acquired all of the issued and outstanding stock of FoundationTV, Inc. (“FoundationTV”). As part of the purchase price for the acquisition of FoundationTV, the Company issued 1,483,129 shares of Class A common stock pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Letter from East West Bank dated June 22, 2021.
31.1	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEDIGM CORP.

Date:	September 9, 2021	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	September 9, 2021	By:	/s/ Gary S. Loffredo
Gary S. Loffredo President, Chief Operating Officer, General Counsel and Secretary (Principal Financial Officer)