Form 10-Q
period 2021-09-30
Cinedigm Corp.
filed 2021-11-15
CIK 1173204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: September 30, 2021

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

As of November 11, 2021, 174,870,953 shares of Class A Common Stock, $0.001 par value, were outstanding.

CINEDIGM CORP.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CINEDIGM CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	September 30, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,645	$16,849
Accounts receivable, net	24,151	21,093
Inventory	122	166
Unbilled revenue	2,074	1,377
Prepaid and other current assets	3,610	3,657
Total current assets	42,602	43,142
Restricted cash	-	1,000
Equity investment in Starrise, a related party, at fair value	7,443	6,443
Property and equipment, net	2,546	3,500
Right-of-use assets	31	100
Intangible assets, net	16,367	9,860
Goodwill	13,527	8,701
Other long-term assets	1,385	2,700
Total assets	$83,901	$75,446
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$52,741	$46,627
Current portion of notes payable (see Note 5)	-	1,956
Current portion of notes payable, non-recourse (see Note 5)	-	7,786
Current portion of deferred consideration on purchase of a business	465	-
Current portion of earnout consideration on purchase of a business	277	-
Operating lease liabilities, current portion	28	87
Current portion of deferred revenue	167	924
Total current liabilities	53,678	57,380
PPP Loan	-	2,152
Deferred consideration on purchase of a business, net of current portion	1,515	-
Earnout consideration on purchase of a business, net of current portion	1,184	-
Operating lease liabilities, net of current portion	3	13
Other long-term liabilities	-	19
Total liabilities	56,380	59,564
Commitments and contingencies (see Note 7)
Stockholders’ equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; and 7 shares issued and outstanding at September 30, 2021 and March 31, 2021. Liquidation preference of $3,737	3,559	3,559
Common stock, $0.001 par value; Class A stock 200,000,000 and 200,000,000 shares authorized at September 30, 2021 and March 31, 2021, respectively; 170,426,311 and 167,542,404 shares issued and 169,110,460 and 166,228,568 shares outstanding at September 30, 2021 and March 31, 2021, respectively	167	164
Additional paid-in capital	506,111	499,272
Treasury stock, at cost; 1,315,851 and 1,313,836 Class A common shares at September 30, 2021 and March 31, 2021, respectively	(11,608)	(11,603)
Accumulated deficit	(469,255)	(474,080)
Accumulated other comprehensive loss	(87)	(68)
Total stockholders’ equity of Cinedigm Corp.	28,887	17,244
Deficit attributable to noncontrolling interest	(1,366)	(1,362)
Total equity	27,521	15,882
Total liabilities and equity	$83,901	$75,446

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except for share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues	$10,103	$7,182	$25,118	$13,200
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	3,333	4,330	7,964	7,009
Selling, general and administrative	7,159	6,168	13,202	10,008
Recovery for doubtful accounts	(111)	(193)	(40)	(193)
Depreciation and amortization of property and equipment	440	1,345	1,089	2,869
Amortization of intangible assets	696	591	1,543	1,181
Total operating expenses	11,517	12,241	23,758	20,874
Income (loss) from operations	(1,414)	(5,059)	1,360	(7,674)
Interest expense, net	(36)	(1,194)	(180)	(2,484)
Gain (loss) on forgiveness of PPP loan and extinguishment of note payable	-	(335)	2,178	(312)
Change in fair value of equity investment in Starrise, a related party	666	(19,832)	1,000	(35,626)
Other expense, net	102	(327)	91	(521)
Income (loss) before income taxes	(682)	(26,747)	4,449	(46,617)
Income tax benefit	487	181	550	181
Net income (loss)	(195)	(26,566)	4,999	(46,436)
Net income attributable to noncontrolling interest	11	23	4	37
Net income (loss) attributable to controlling interests	(184)	(26,543)	5,003	(46,399)
Preferred stock dividends	(89)	(89)	(178)	(178)
Net income (loss) attributable to common stockholders	$(273)	$(26,632)	$4,825	$(46,577)
Net income (loss) per Class A common stock attributable to common stockholders - basic:	$-	$(0.23)	$0.03	$(0.45)
Weighted average number of Class A common stock outstanding: basic	168,275,139	114,532,217	167,524,744	104,529,411
Net income (loss) per Class A common stock attributable to common stockholders - diluted:	$-	$(0.23)	$0.03	$(0.45)
Weighted average number of Class A common stock outstanding: diluted	168,275,139	114,532,217	170,743,885	104,529,411

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(195)	$(26,566)	$4,999	$(46,436)
Other comprehensive (loss) income: foreign exchange translation	35	(30)	(19)	(110)
Comprehensive income (loss)	(160)	(26,596)	4,980	(46,546)
Less: comprehensive income attributable to noncontrolling interest	11	23	4	37
Comprehensive income (loss) attributable to controlling interests	$(149)	$(26,573)	$4,984	$(46,509)

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONSDENSED CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY

(Unaudited)

(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit	Interest	Deficit
Balances as of March 31, 2020	7	$3,559	61,937,593	$62	1,313,836	$(11,603)	$400,784	$(410,904)	$92	$(18,010)	$(1,277)	$(19,287)
Foreign exchange translation	—	—	—	—	—	—	—	—	(80)	(80)	—	(80)
Stock issued in connection with the SPA with certain investors, net	—	—	10,666,666	11	—	—	7,139	—	—	7,150	—	7,150
Issuance of Class A common stock in connection with the Starrise transaction, a related party	—	—	29,855,081	30	—	—	11,016	—	—	11,046	—	11,046
Contributed capital under the Starrise transaction, a related party	—	—	—	—	—	—	17,187	—	—	17,187	—	17,187
Issuance of stock in connection with settlement of second lien loan	—	—	329,501	—	—	—	757	—	—	757	—	757
Exercise of warrants for Class A common stock	—	—	236,899	—	—	—	301	—	—	301	—	301
Stock-based compensation	—	—	—	—	—	—	177	—	—	177	—	177
Preferred stock dividends paid with common stock	—	—	267,079	—	—	—	89	(89)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(19,856)	—	(19,856)	(14)	(19,870)
Balances as of June 30, 2020	7	3,559	103,292,819	103	1,313,836	(11,603)	437,450	(430,849)	12	(1,328)	(1,291)	(2,619)
Foreign exchange translation	—	—	—	—	—	—	—	—	(30)	(30)	—	(30)
July 2020 issuance of Class A common stock, net of $695 in issuance costs	—	—	7,213,334	7	—	—	10,118	—		10,125	—	10,125
Common stock issued in connection with conversion of Convertible Notes	—	—	10,000,000	10	—	—	14,990	—	—	15,000	—	15,000
Issuance of common stock for third party professional service	—	—	80,000	—	—	—	71	—	—	71	—	71
Issuance of Class A common stock to management and employees	—	—	689,364	1	—	—	785	—	—	786	—	786
Issuance of common stock in connection with performance stock units	—	—	373,647	—	—	—	—	—	—	—	—	—
Common stock issued to settle second lien loan	—	—	33,465	—	—	—	61	—	—	61	—	61
Stock-based compensation	—	—	—	—	—	—	178	—	—	178	—	178
Preferred stock dividends paid with common stock	—	—	44,913	—	—	—	89	(89)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(26,543)	—	(26,543)	(23)	(26,566)
Balances as of September 30, 2020	7	$3,559	121,727,542	$121	1,313,836	$(11,603)	$463,742	$(457,481)	$(18)	$(1,680)	$(1,314)	$(2,994)

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY

(Unaudited)

(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity	Non-Controlling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)	Interest	(Deficit)
Balances as of March 31, 2021	7	$3,559	166,228,568	$164	1,313,836	$(11,603)	$499,272	$(474,080)	$(68)	$17,244	$(1,362)	$15,882
Foreign exchange translation	—	—	—	—	—	—	—	—	(54)	(54)	—	(54)
Stock-based compensation	—	—	35,714	—	—	—	983	—	—	983	—	983
Issuance of common stock in connection with a business combination	—	—	1,483,129	2	—	—	2,504	—	—	2,506	—	2,506
Preferred stock dividends paid with common stock	—	—	53,278	—	—	—	89	(89)	—	—	—	—
Net income	—	—	—	—	—	—	—	5,187	—	5,187	7	5,194
Balances as of June 30, 2021	7	3,559	167,800,689	166	1,313,836	(11,603)	502,848	(468,982)	(122)	25,866	(1,355)	24,511
Foreign exchange translation	—	—	—	—	—	—	—	—	35	35	—	35
Stock-based compensation	—	—	132,630	—	—	—	946	—	—	946	—	946
Issuance of common stock in connection with business combinations	—	—	1,179,156	1	—	—	2,317	—	—	2,318	—	2,318
Treasury stock in connection with taxes withheld from employees	—	—	(2,015)	—	2,015	(5)	—	—	—	(5)	—	(5)
Preferred stock dividends	—	—	—	—	—	—	—	(89)	—	(89)	—	(89)
Net loss	—	—	—	—	—	—	—	(184)	—	(184)	(11)	(195)
Balances as of September 30, 2021	7	3,559	169,110,460	167	1,315,851	(11,608)	506,111	(469,255)	(87)	28,887	(1,366)	27,521

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$4,999	$(46,436)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	2,632	4,050
Changes in fair value of equity investment in Starrise	(1,000)	35,626
(Gain) loss from forgiveness of PPP loan and extinguishment of note payable	(2,178)	312
Impairment of advances	399	40
Loss from sale of property and equipment	-	44
Amortization of debt issuance costs included in interest expense	-	139
Provision for doubtful accounts	(40)	(193)
Recovery for inventory reserve	(26)	(909)
Stock-based compensation	1,929	1,212
Accretion and PIK interest expense added to note payable	-	199
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,887)	11,733
Inventory	70	1,249
Unbilled revenue	(697)	(236)
Prepaids and other current assets, and other long-term assets	961	60
Accounts payable, accrued expenses, and other liabilities	5,953	(18,909)
Deferred revenue	(757)	(754)
Net cash provided by (used in) operating activities	9,358	(12,773)
Cash flows from investing activities:
Purchases of property and equipment	(81)	(111)
Purchase of businesses	(4,750)	-
Proceeds from the sale of property and equipment	-	91
Sale of equity investment in Starrise	11	809
Net cash (used in) provided by investing activities	(4,820)	789
Cash flows from financing activities:
Payments of notes payable	(7,786)	(14,004)
(Payments) proceeds under revolving credit agreement, net	(1,956)	8,469
Proceeds from PPP Loan	-	2,152
Proceeds from issuance of Class A common stock, net	-	17,576
Net cash (used in) provided by financing activities	(9,742)	14,193
Net change in cash, cash equivalents, and restricted cash	(5,204)	2,209
Cash, cash equivalents, and restricted cash at beginning of period	17,849	15,294
Cash, cash equivalents, and restricted cash at end of period	$12,645	$17,503

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share information)

1. NATURE OF OPERATIONS AND LIQUIDITY

Cinedigm Corp. (“Cinedigm,” the “Company,” “we,” “us,” or similar pronouns) was incorporated in Delaware on March 31, 2000. We are (i) a distributor and aggregator of independent movie, television and other short form content managing a library of distribution rights to thousands of titles and episodes released across digital, physical, theatrical, home and mobile entertainment platforms (“Streaming”) and (ii) a servicer of digital cinema assets (“Systems”) for over 4,822 movie screens in both North America and several international countries.

We report our financial results in two primary segments as follows: (1) cinema equipment business and (2) media content and entertainment business (“Content & Entertainment” or “CEG”). The cinema equipment business segment consists of the non-recourse, financing vehicles and administrators for our digital cinema equipment (the “Systems”) installed in movie theatres throughout North America and several international countries. It also provides fee-based support to over 4,822 movie screens as well as directly to exhibitors and other third-party customers in the form of monitoring, billing, collection and verification services. Our Content & Entertainment segment operates in: (1) ancillary market aggregation and distribution of entertainment content and (2) branded and curated over-the-top (“OTT”) digital network business providing entertainment channels and applications.

Risks and Uncertainties

The COVID-19 pandemic and related economic repercussions created significant volatility and uncertainty impacting the Company’s results for the period. As part of our Content & Entertainment business, the Company sells DVDs and Blu-ray discs at brick-and-mortar stores. Due to the lingering effects of the COVID-19 pandemic in the six-month period ended September 30, 2021, the sale of physical discs through our retail partners declined although this was partially offset by digital purchases of physical product and increases in streaming views. As part of our Cinema Equipment business, the Company earns revenue when movies are exhibited in theatres. As vaccines became readily available and COVID-19 cases decreased, major studios began to test consumer confidence by releasing blockbusters in the theatrical venues during the six months ended September 30, 2021. The test period during the prior quarters encouraged theatre re-openings and proved commercial viability for theatrical distribution of tentpole films. Films released during the summer period saw an uptick in box office revenue compared to the previous 12 months; however, box office results remained below pre-COVID expectations due to limited seating capacities and shortened windows for release on streaming platforms such as premium video on demand (“PVOD”) and subscription video on demand (“SVOD”). To the extent films are not shown in theatres, we do not earn revenue.

Liquidity

We have incurred net losses historically and have an accumulated deficit of $469.3 million and negative working capital of $11.1 million as of September 30, 2021. We may continue to generate net losses for the foreseeable future. In addition, we had debt-related contractual obligations and upon a series of payments between April 30 and July 9, 2021, the Company paid in full the Prospect Loan (as defined below) non-recourse debt amount by paying an aggregate principal amount of $7.8 million. As of September 30, 2021 there was $0 million outstanding and there was no availability under the Credit Facility which expired on September 28, 2021. Net cash provided by operating activities for the six months ended September 30, 2021 was $9.4 million. Based on these conditions, the Company entered into the following transactions described below:

Sale of Cinematic Equipment

On March 17, 2021, the Company entered into two separate agreements for the sale of cinematic equipment to American Multi-Cinema, Inc. (“AMC”), The agreements included the sale in tranches of a total of 2,369 cinematic projectors starting in March 2021 and continuing through January 2023 for total cash consideration of $10.8 million. Through September 30, 2021, the Company executed the sale of the first two tranches and recognized aggregate revenue for $7.8 million. A portion of the total proceeds were used to paydown the remaining outstanding balance of the Prospect Loan notes payable.

Equity Investment in a Related Party

On December 27, 2019, the Company entered into, and on February 14, 2020 amended, (see Note 2 - Summary of Significant Accounting Policies), a stock purchase agreement (as so amended, the “Starrise Stock Purchase Agreement”) with BeiTai Investment LP (“BeiTai”), a related party for accounting purposes of Cinedigm and Aim Right Ventures Limited (“Aim Right”), two shareholders of Starrise Media Holdings Limited, a leading Chinese entertainment company (“Starrise”), to buy from them an aggregate of 410,901,000 outstanding Starrise ordinary shares (the “Starrise Share Acquisition”). On February 14, 2020, the Company purchased 162,162,162 of the Starrise ordinary shares from BeiTai and issued BeiTai 21,646,604 shares of its Class A common stock, par value $.001 per share (the “Common Stock”) in consideration therefor. The Starrise shares received were valued at approximately $25 million and the Company issued shares that were valued at approximately $11.2 million. On April 10, 2020, the Company, in accordance with the terms of the Stock Purchase Agreement, terminated its obligation to purchase Starrise ordinary shares from Aim Right under the Starrise Stock Purchase Agreement.

On April 10, 2020, the Company entered into another stock purchase agreement (the “April Starrise Stock Purchase Agreement”) with five (5) shareholders of Starrise - Bison Global Investment SPC - Bison Global No. 1 SP, Huatai Investment LP, Antai Investment LP, Mingtai Investment LP and Shangtai Asset Management LP, all of which are related parties to the Company to buy an aggregate of 223,380,000 outstanding Starrise ordinary shares from them and for the Company to issue to them an aggregate of 29,855,081 shares of its Common Stock as consideration therefor (the “April Starrise Share Acquisition”). On April 15, 2020, the April Starrise Share Acquisition was consummated and this transaction was also recorded as an equity investment in Starrise.

Starrise’s ordinary shares (HK 1616) are listed on the main board of the Stock Exchange of Hong Kong Limited. Based on the closing price of HKD 0.159 per share on November 11, 2021, calculated at an exchange rate of 7.8 Hong Kong Dollars to 1 US dollar, the market value of Cinedigm’s ownership in Starrise ordinary shares was approximately $7.4 million.

Borrowings

On June 22, 2021, the maturity date of the East West Credit Facility (as defined in Note 5 - Notes Payable) with East West Bank was extended from June 30, 2021 to September 28, 2021. The September 28, 2021 expiration date has passed and no amendment has been entered into as of the date of filing of this Quarterly Report on Form 10-Q.

On April 15, 2020, the Company received $2.2 million from East West Bank, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 10, 2022 (the “PPP Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the PPP Maturity Date. The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts were intended to be eligible for forgiveness, subject to the provisions of the CARES Act and could be subject to repayment. On July 7, 2021, the Company received notification from the lender that the U.S. Small Business Administration had approved the Company’s PPP Loan forgiveness application for the entire PPP Loan amount and accrued interest effective as of June 30, 2021. The forgiveness of the PPP Loan was recognized as a gain of $2.2 million during the Company’s fiscal quarter ending June 30, 2021.

Upon a series of payments between April 30 and July 9, 2021, the Company paid in full the Prospect loan non-recourse outstanding debt amount by paying an aggregate principal amount of $7.8 million. Pre-payment of the Prospect Loan was permissible without penalty.

We believe the combination of: (i) our cash and cash equivalent balances at September 30, 2021, and (ii) expected cash flows from operations as well as liquidity for our operational and capital needs, for twelve months from the filing of this report. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

Our consolidated financial statements include the accounts of Cinedigm and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Investments in which we do not have a controlling interest or are not the primary beneficiary, but have the ability to exert significant influence, are accounted for under the equity method of accounting. Noncontrolling interests for which we have been determined to be the primary beneficiary are consolidated and recorded as net loss attributable to noncontrolling interest. See Note 3 - Other Interests to the Consolidated Financial Statements for a discussion of our noncontrolling interests.

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

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

We consider all highly liquid investments with an original maturity of three months or less to be “cash equivalents.” We maintain bank accounts with major banks, which from time to time may exceed the Federal Deposit Insurance Corporation’s insured limits. We periodically assess the financial condition of the institutions and believe that the risk of any loss is minimal. Our Prospect Loan required that we maintain specified cash balances that are restricted to repayment of interest thereunder. See Note 5 - Notes Payable for information about our restricted cash balances.

Cash, cash equivalents, and restricted cash consisted of the following:

	As of
(in thousands)	September 30, 2021	September 30, 2020
Cash and Cash Equivalents	$12,645	$16,503
Restricted Cash	-	1,000
	$12,645	$17,503

EQUITY INVESTMENT IN STARRISE, A RELATED PARTY

On February 14, 2020, the Company acquired an approximately 11.5% interest in Starrise, a leading publicly traded Chinese entertainment company whose ordinary shares are listed on the Stock Exchange of Hong Kong. The Company acquired such interest as a strategic investment and in a private transaction from a shareholder of Starrise that is related to our major shareholders. When we acquired the Starrise stock, our then-majority affiliated stockholders also maintained a significant beneficial interest in Starrise. Upon consummation of the transaction on February 14, 2020, the Company recorded an initial investment of approximately $25.1 million, which is the fair market value of the Starrise shares on the transaction date on the Stock Exchange of Hong Kong, in exchange for the Company’s common stock of $11.2 million, valued as of the date of the issuance of the Common Stock. The difference in value of shares received in Starrise and shares issued by the Company was deemed as contributed capital and recorded in additional paid-in capital.

On April 10, 2020, the Company purchased an additional 15% interest in Starrise in a private transaction from shareholders of Starrise that are affiliated with the then-major shareholder of the Company. The Company recorded an additional equity investment of approximately $28.2 million, which is the fair market value of the Starrise shares on the transaction date on the Stock Exchange of Hong Kong, in exchange for the Common Stock of $11.0 million, valued at the date of the issuance of the Common Stock. The difference in the value of shares received in Starrise and shares issued by the Company was deemed as contributed capital and recorded in additional paid-in capital. This transaction was also recorded as an equity investment in Starrise.

The Company has made an irrevocable election to apply the fair value accounting option under ASC 825-10, Financial Instruments, as it relates to its equity investment in Starrise. The Company’s investment in Starrise is marked to market and recorded at fair value.  The stock is traded on the Hong Kong Stock exchange with readily available pricing that is classified as Level 1 in the fair value hierarchy. The Company has established a policy that consistently uses either the closing price of last active trades or the latest bid price when there is no active trades, unadjusted at the last day of each reporting period, as the most relevant and representative input to the Level 1 fair value measures of its investment holdings.

As of September 30, 2021 and March 31, 2021, the value of our equity investment in Starrise, using the readily determinable fair value inputs from the market pricing of the Stock Exchange of Hong Kong, was approximately $7.4 million and $6.4 million, respectively, resulting in a change in fair value of approximately $1.0 million and ($35.6) million for the six months ended September 30, 2021 and 2020 respectively, on our consolidated statement of operations. On April 1 and May 5, 2021, the Company sold 80,000 and 600,000 Starrise’s ordinary shares, respectively for a total amount of $11 thousand. At September 30, 2021 and March 31, 2021, the Company owned 362,307,397 and 362,987,397 ordinary shares or 18% and 26% of Starrise, respectively.

NON-MONETARY TRANSACTIONS

During the three and six months ended September 30, 2020, the Company entered into agreements with certain vendors to transfer 7,116,100 and 16,122,315 Starrise shares to satisfy outstanding liabilities with these vendors. Upon the sale of the Starrise shares by the vendors, with certain restrictions on sales unless the Company gives consent to sell, if the proceeds do not satisfy the amount due to the vendor, the Company is liable for the balance owed. There were no such transactions during the six months ended September 30, 2021.

There was no gain or loss resulting from these transactions for the three and six months ended September 30, 2021 and 2020.

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

ADVANCES

Advances, which are recorded within prepaid and other current assets on the consolidated balance sheets, represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record impairment charges for amounts that we expect may not be recoverable as of the consolidated balance sheet date. Impairments and accelerated amortization related to advances were $0.2 million and $0 million, respectively, for the three months ended September 30, 2021 and 2020. Impairments and accelerated amortization related to advances were $0.4 million and $0.04 million, respectively, for the six months ended September 30, 2021 and 2020.

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

The equity investment in Starrise is in Hong Kong dollars and was translated into US dollars as of September 30, 2021 and March 31, 2021 at an exchange rate of 7.8 and 7.8 Hong Kong Dollars to 1 US Dollar, respectively. The fair value of this equity investment is measured by the unadjusted market pricing of Starrise on the Stock Exchange of Hong Kong.

The following tables summarize the levels of fair value measurements of our financial assets and liabilities as of September 30, 2021 and March 31, 2021:

As of September 30, 2021

(in thousands)	Level 1	Level 2	Level 3	Total
Equity investment in Starrise, at fair value	$7,443	$—	$—	$7,443
	$7,443	$—	—	$7,443

As of March 31, 2021

(in thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$1,000	$—	$—	$1,000
Equity investment in Starrise, at fair value	6,443	—	—	6,443
	$7,443	$—	$—	$7,443

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the three and six months ended September 30, 2021 and 2020, no impairment charge was recorded from operations for long-lived assets or finite-lived assets.

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

No goodwill impairment charge was recorded in the six months ended September 30, 2021 and 2020.

Gross amounts of goodwill and accumulated impairment charges that we have recorded are as follows:

(In thousands)
Goodwill at March 31, 2021	$8,701
Goodwill from business combinations – see Note 4	4,826
Goodwill at September 30, 2021	$13,527

REVENUE RECOGNITION

We determine revenue recognition by:

●	identifying the contract, or contracts, with the customer;

●	identifying the performance obligations in the contract;

●	determining the transaction price;

●	allocating the transaction price to performance obligations in the contract; and

●	recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services.

We recognize revenue in the amount that reflects the consideration we expect to receive in exchange for the services provided, sales of physical products (e.g., DVDs and Blu-ray Discs) or when the content is available for subscription on the digital platform or available on the point-of-sale for transactional and video on demand services which is when the control of the promised products and services is transferred to our customers and our performance obligations under the contract have been satisfied. Revenues that might be subject to various taxes are recorded net of transaction taxes assessed by governmental authorities such as sales value-added taxes and other similar taxes.

Payment terms and conditions vary by customer and typically provide net 30 to 90 day terms. We do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to our customer and payment for that product or service will be one year or less.

Cinema Equipment Business

Our Cinema Equipment Business consists of financing vehicles and administrators for 1,813 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 3,009 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

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

The Cinema Equipment Business also provides monitoring, data collection, serial data verification and management services to this segment, as well as to exhibitors who purchase their own equipment, in order to collect virtual print fees (“VPFs”) from motion picture studios and distributors and Alternative Content Fees (“ACFs”) from alternative content providers, and to distribute those fees to theatrical exhibitors (collectively, “Services”).

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

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we typically pursue the sale of the Systems to such exhibitors. Cinedigm recognizes revenue once the customer takes possession of the systems and is predicated on Cinedigm’s receipt of sale proceeds. Such sales were as originally contemplated as the conclusion of the digital cinema deployment plan.  Total system sales revenue recognized were $2.2 million and $15 thousand, during the three months ended September 30, 2021 and 2020, respectively. Total system sales revenue recognized were $7.8 million and $91 thousand, during the six months ended September 30, 2021 and 2020, respectively. Revenues earned in connection with up front exhibitor contributions are deferred and recognized over the expected cost recoupment period.

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

Content& Entertainment Business

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

Physical goods reserved for sales returns and other allowances are recorded based upon historical experience. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required.

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

Credit Losses

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

The ending deferred revenue balance as of September 30, 2021 was $0.2 million. For the three and six months ended September 30, 2021 and 2020, respectively, the additions  to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

During the three months ended September 30, 2021 and 2020, $0.3 million and $0.7 million, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. During the six months ended September 30, 2021 and 2020, $0.8 million and $1.3 million, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. As of September 30, 2021, the aggregate amount of contract revenue allocated to unsatisfied performance obligations was $0.2 million. We recognized this balance in full by October 31, 2021.

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

The following tables present the Company’s revenue categories for the three and six months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Cinema Equipment Business:
Phase I Deployment	$148	$112	$239	$143
Phase II Deployment	375	351	761	749
Services	486	165	665	265
Digital System Sales	2,244	15	7,819	91
Total Cinema Equipment Business revenue	$3,253	$643	$9,484	$1,248

Content & Entertainment Business:
Base Distribution Business	$922	$2,931	$2,700	$5,088
OTT Streaming and Digital	5,928	3,608	12,934	6,864
Total Content & Entertainment Business revenue	$6,850	$6,536	$15,634	$11,952

DIRECT OPERATING COSTS

Direct operating costs consist of operating costs such as cost of goods sold, fulfillment expenses, shipping costs, property taxes and insurance on Systems, royalty expenses, impairments of advances, and marketing and direct personnel costs.

STOCK-BASED COMPENSATION

The Company issues stock-based awards to employees and non-employees, generally in the form of restricted stock, restricted stock units, stock appreciation rights and performance stock units. The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments, including grants of stock options and restricted stock units and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values. The Company measures the compensation expense of employee and nonemployee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized on a straight-line basis over the period during which the employee and nonemployee is required to provide service in exchange for the award. The fair values of options and stock appreciation rights are calculated as of the date of grant using the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on the trading price of the Company’s stock, historical data, peer company data and judgment regarding future trends and factors.

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

We had a net income for the six months ended September 30, 2021, and therefore the impact of potentially dilutive common shares from outstanding stock options, stock appreciation rights, and warrants, totaling 3,219,141 shares for the six months ended September 30, 2021, respectively, were included in the computations of diluted earnings per share. For the three months ended September 30, 2021, 11,937,243 potentially dilutive shares have been excluded from the diluted loss per share as their impact would have been antidilutive. We had a net loss for the three months ended September 30, 2021 and therefore no dilution as basic and diluted loss per share are the same for the period. The calculation of diluted net income per share for the six months ended September 30, 2021 does not include the impact of 8,718,102  potentially dilutive shares relating to stock options, stock appreciation rights, and warrants as their impact would have been anti-dilutive as their exercise prices are above the Company’s average Common Stock price during the period.

We incurred net losses for the three and six months ended September 30, 2020, and therefore the impact of potentially dilutive common shares from outstanding stock options and warrants, totaling 3,940,138 shares as of September 30, 2020, respectively, were excluded from the computations of loss per share as their impact would have been anti-dilutive.

COMPREHENSIVE INCOME (LOSS)

As of the three and six months ended September 30, 2021 and 2020, comprehensive income (loss) consisted of net loss and foreign currency translation adjustments.

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

As of September 30, 2021 and March 31, 2021, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable was $0.5 million and $0.3 million as of September 30, 2021 and March 31, 2021, respectively, which are included in accounts receivable, net on the accompanying consolidated balance sheets.

The accompanying Consolidated Statements of Operations include $0.3 million and $36 thousand of digital cinema servicing revenue from CDF2 Holdings for the six months ended September 30, 2021 and 2020, respectively. The accompanying Consolidated Statements of Operations include $0.2 million and $27 thousand of digital cinema servicing revenue from CDF2 Holdings for the three months ended September 30, 2021 and 2020, respectively.

Total Stockholders’ Deficit of CDF2 Holdings at September 30, 2021 and March 31, 2021 was $51.5 million and $46.3 million, respectively. We have no obligation to fund the operating loss or the stockholders’ deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of September 30, 2021 and March 31, 2021 is carried at $0.

Majority Interest in CONtv

We own an 85% interest in CON TV, LLC, a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the Internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets.

4. BUSINESS COMBINATION

FoundationTV, Inc.

On May 12, 2021, the Company entered into a stock purchase agreement (the “Foundation Stock Purchase Agreement”) with FoundationTV, Inc. (“FoundationTV”), to buy all of FoundationTV´s issued and outstanding stock in consideration of an aggregate of $5.2 million, of which $0.7 million was paid in cash and 1,483,129 shares of Common Stock, which were valued at $2.5 million, were issued at closing stock price of $1.69 on the closing date of June 9, 2021, and an additional $2.0 million will be paid in eight equal installments of one installment on each six month anniversary of closing over forty-eight months, and a final lump sum payment of $225 thousand on the four year anniversary of the closing; reduced by $0.2 million settlement of a prior relationship. The Foundation Stock Purchase Agreement contained certain conditions to closing, including that the Company obtain approval of its stockholders, applicable lenders, and regulatory authorities, as applicable, and representations and warranties and covenants as are customary for transactions of this type. On June 9, 2021, the FoundationTV acquisition was consummated. The Company incurred transaction cost $36 thousand during the six months ended September 30, 2021. As of September 30, 2021, the deferred consideration is presented according to the agreed-upon cash payments, including a $0.5 million short-term payable and a long-term payable for $1.5 million.

Purchase Price
Purchase Price	$5,237
Total purchase price	$5,237

Allocation of purchase price
Developed technology	3,200
Goodwill	2,037
Total allocation of purchase price	$5,237

The developed technology acquired in this transaction has a useful life of 10 years. During the three and six months ended September 30, 2021, the Company recorded $80 thousand in amortization expense related to the developed technology acquired in the acquisition.

Below is the amortization expense per year for the developed technology acquired in the business combination:

2022 (remaining)	$160
2023	320
2024	320
2025	320
2026	320
2027	320
2028	320
2029	320
2030	320
2031	320
2032	80
Total	$3,120

Bloody Disgusting, LLC.

On September 17, 2021, the Company entered into an asset purchase agreement (the “Bloody Disgusting Asset Purchase Agreement”) with Bloody Disgusting, LLC (“Bloody Disgusting”), to buy substantially all of the assets of Bloody Disgusting, in consideration of an aggregate of $7.8 million, of which $4.0 million was paid in cash and 1,039,501 shares of Common Stock, which were valued at $2.3 million, were issued at closing stock price of $2.23 on the closing date of September 17, 2021, and $1.5 million as of the fair value of the earnout liability, related to earnout targets, as defined, to be met as of March 2022, March 2023 and March 2024. The Bloody Disgusting Asset Purchase Agreement contained certain conditions to closing and representations and warranties and covenants as are customary for transactions of this type. On September 17, 2021, the Bloody Disgusting acquisition was consummated. The Company incurred transaction cost $40 thousand during the six months ended September 30, 2021.

Purchase Price
Purchase Price	$7,780
Total purchase price	$7,780

Provisional allocation of purchase price
Current assets	141
Advertiser relationships	3,750
Trade name	1,100
Goodwill	2,789
Total allocation of purchase price	$7,780

The advertiser relationships acquired in this transaction has a useful life of 12 years and the trade name acquired has a useful life of 10 years. During the three and six months ended September 30, 2021, the Company recorded $0 in amortization expense related to the intangible assets acquired. Due to proximately of the closing date to the end of the quarter, the Company did not record any amortization expense during the three months ended September 30, 2021 related to the advertiser relationships and trade name acquired in the business combination.

Below is the amortization expense per year for the intangible assets acquired in the business combination:

	Advertiser relationships	Trade name	Total
2022 (remaining)	$156	$55	$211
2023	313	110	423
2024	313	110	423
2025	313	110	423
2026	313	110	423
2027	313	110	423
2028	313	110	423
2029	313	110	423
2030	313	110	423
2031	313	110	423
2032	313	55	368
2033	313	-	313
2034	151	-	151
Total	3,750	1,100	$4,850

5. NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2021		March 31, 2021
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Prospect Loan	$—	$—	$7,786	$—
Total non-recourse notes payable	—	—	7,786	—
Total non-recourse notes payable, net of unamortized debt issuance costs and debt discounts	$—	$—	$7,786	$—
Credit Facility	$—	$—	$1,956	$—
PPP Loan	—	—	—	2,152
Total recourse notes payable	—	—	1,956	2,152
Total recourse notes payable, net of unamortized debt issuance costs and debt discounts	$—	$—	$1,956	$2,152
Total notes payable, net of unamortized debt issuance costs	$—	$—	$9,742	$2,152

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

Prospect Loan

In February 2013, our Cinedigm DC Holdings, LLC (“CDCH”), Access Digital Media, Inc (“AccessDM”) and Access Digital Cinema Phase 2, Corp. (“Phase 2 DC”) subsidiaries entered into a term loan agreement (the “Prospect Loan” or the “Term Loan Agreement”) with Prospect Capital Corporation (“Prospect”), pursuant to which CDCH borrowed $70.0 million. The Prospect Loan included interest at LIBOR plus 9.0% (with a 2.0% LIBOR floor), which was payable in cash, and at an additional 2.50% accrued as an increase to the aggregate principal amount of the Prospect Loan until the Prospect Loan was paid off, at which time all accrued interest became payable in cash.

Collections of CDCH accounts receivable were deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the Prospect Loan. On a quarterly basis, if there was excess cash flow, it was used for prepayment of the Prospect Loan. We also maintained a debt service fund under the Prospect Loan for future principal and interest payments. As of September 30, 2021, and March 31, 2021, the debt service fund had a balance of $0 and $1.0 million, which was classified as part of restricted cash on our Consolidated Balance Sheets.

On March 4, 2021, CDCH, AccessDM, Phase 2 DC, Christie/AIX, Inc., Cinedigm Digital Funding I, LLC, certain Lenders, and Prospect Capital Corporation, as administrative agent and collateral agent, entered into Amendment No. 3 (the “Amendment”) to the Term Loan Agreement dated February 28, 2013. Under the Amendment, the maturity date of the loan under the Term Loan Agreement was extended to March 31, 2022. As a condition to the effectiveness of the Amendment, CDCH paid $3,500,000 to Prospect to reduce the outstanding principal amount of the Loan.

The Prospect Loan was secured by, among other things, a first priority pledge of the stock of CDF2 Holdings, our wholly-owned unconsolidated subsidiary, the stock of AccessDM, owned by DC Holdings, and the stock of our Phase 2 DC subsidiary, and was also guaranteed by AccessDM and Phase 2 DC. We provided limited financial support to the Prospect Loan not to exceed $1.5 million per year in the event financial performance did not meet certain defined benchmarks.

The Prospect Loan contained customary representations, warranties, affirmative covenants, negative covenants and events of default.

Upon a series of payments between April 30 and July 9, 2021, the Company paid in full the Prospect Loan outstanding non-recourse debt amount by paying an aggregate principal amount of $7.8 million. Pre-payment of the Prospect Loan was permissible without penalty.

The following table summarizes the activity related to the Prospect Loan:

	As of
(In thousands)	September 30, 2021	March 31, 2021
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	8,016	6,397
Payments to date	(78,016)	(68,611)
Prospect Loan, gross	$—	$7,786
Less unamortized debt issuance costs and debt discounts	—	—
Prospect Loan, net	—	7,786
Less current portion	—	(7,786)
Total long term portion	$—	$—

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

On July 3, 2019, the Company entered into the EWB Amendment to the Credit Facility. The EWB Amendment reduced the size of the facility to $18.0 million, required certain prepayments and daily cash sweeps from collections of receivables to be made, changed in certain respects how the borrowing base is calculated, and extended the maturity date to June 30, 2020. In connection with the EWB Amendment, three of our subsidiaries became Guarantors under the Credit Facility. On June 25, 2020, the Company signed amendment No. 4 with East West Bank to extend the maturity of the Credit Facility to June 30, 2021 and waive events of default provisions. On June 22, 2021, the maturity date of the Credit Facility was extended to September 28, 2021. During this extension period, until an amendment is entered into, we are not able to access any additional borrowings under the Credit Facility. The September 28, 2021 expiration date has passed and no amendment has been entered into as of the date of filing of this Quarterly Report on Form 10-Q.

As of September 30, 2021 and March 31, 2021, there was $0 and $2.0 million outstanding, respectively, and there was no availability under the Credit Facility based on the Company’s borrowing base as of September 30, 2021.

PPP Loan

On April 15, 2020, the Company received $2.2 million from East West Bank, the Company’s existing lender pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 10, 2022 (the “PPP Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the PPP Maturity Date. The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts were intended to be eligible for forgiveness, subject to the provisions of the CARES Act and could be subject to repayment. On July 7, 2021, the Company received notification from the lender that the U.S. Small Business Administration had approved the Company’s PPP Loan forgiveness application for the entire PPP Loan amount and accrued interest effective June 30, 2021.

6. STOCKHOLDERS’ EQUITY

COMMON STOCK

During the six months ended September 30, 2021, we issued 2,883,907 shares of Common Stock which consists of the issuance of Common Stock for business combination, the issuances of Common Stock in payment of preferred stock dividends and in payment of board retainer fees.

PREFERRED STOCK

Cumulative dividends in arrears on preferred stock were $0.2 million and $0.1 million as of September 30, 2021 and March 31, 2021. In May 2021, we paid the preferred stock dividends in arrears in the form of 53,278 shares of Class A common stock.

TREASURY STOCK

We have treasury stock, at cost, consisting of 1,315,851 and 1,313,836 shares of Class A common stock at September 30, 2021 and March 31, 2021, respectively.

CINEDIGM’S EQUITY INCENTIVE PLANS

Stock Based Compensation Awards

Awards issued under our 2000 Equity Incentive Plan (the “2000 Plan”) may be in any of the following forms (or a combination thereof) (i) stock option awards; (ii) stock appreciation rights; (iii) stock or restricted stock or restricted stock units; or (iv) performance awards. The 2000 Plan provides for the granting of incentive stock options (“ISOs”) with exercise prices not less than the fair market value of our Common Stock on the date of grant. ISOs granted to shareholders having more than 10% of the total combined voting power of the Company must have exercise prices of at least 110% of the fair market value of our Common Stock on the date of grant. ISOs and non-statutory stock options granted under the 2000 Plan are subject to vesting provisions, and exercise is subject to the continuous service of the participant. The exercise prices and vesting periods (if any) for non-statutory options are set at the discretion of our compensation committee. On November 1, 2017, upon the consummation of the initial equity investment in Cinedigm by Bison, as a result of which there was a change of control of the Company, all stock options (incentive and non-statutory) and shares of restricted stock were vested immediately and the options became fully exercisable.

In connection with the grants of stock options and shares of restricted stock under the 2000 Plan, we and the participants have executed stock option agreements and notices of restricted stock awards setting forth the terms of the grants. The 2000 Plan provided for the issuance of up to 2,380,000 shares of Common Stock to employees, outside directors and consultants.

As of September 30, 2021, there were 218,837 stock options outstanding in the 2000 Plan with weighted average exercise price of $14.48 and a weighted average contract life of 1.67 years. As of March 31, 2021, there were 261,587 shares pursuant to stock options outstanding in the Plan with weighted average exercise price of $14.99 and a weighted average contract life of 2.11 years. A total of 42,500 options expired and 250 options forfeited during the three and six months ended September 30, 2021.

Options outstanding under the 2000 Plan as of September 30, 2021 is as follows:

As of September 30, 2021
Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$7.40 - $13.69	5,000	3.75	$7.40	$—
$13.70 - $24.40	213,837	1.62	14.65	—
	218,837			$—

An analysis of all options exercisable under the 2000 Plan as of September 30, 2021 is presented below:

Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
218,837	1.67	$14.48	—

In August 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan). The 2017 Plan replaced the 2000 Plan, and applies to employees and directors of, and consultants to, the Company. The 2017 Plan provided for the issuance of up to 2,108,270 shares of Class A common stock, in the form of various awards, including stock options, stock appreciation rights, stock, restricted stock, restricted stock units, performance awards and cash awards. The Compensation Committee of the Company’s Board of Directors (the “Board”) is authorized to administer the 2017 Plan and make grants thereunder. The approval of the 2017 Plan did not affect awards already granted under the 2000 Plan. On December 4, 2019, upon shareholder approval, the 2017 Plan was amended to increase the maximum number of shares of Class A common stock authorized for issuance thereunder from 2,108,270 shares to 4,098,270.

On October 23, 2020, the Company amended its 2017 Plan to increase the number of shares authorized for issuance thereunder from 4,098,270 to 14,098,270.

On October 11, 2021, the Company amended its 2017 Plan to increase the number of shares authorized for issuance thereunder from 14,098,270 to 18,098,270.

During the six months ended September 30, 2021, the Company granted 1,409,000 stock appreciation rights (“SARs”). The SARs were granted under the Company’s 2017 Equity Incentive Plan (the “2017 Plan), except for 600,000 SARs granted an officer of the Company as an inducement grant. All SARs issued have an exercise price equal to the fair value of the Company’s Class A common stock on the date of grant and a maturity date of 10 years. The SARs were valued on the grant date utilizing an option pricing model, as follows:

Grant Date: May 23, 2021 – September 13, 2021

Maturity Date: May 23, 2031 – March 31, 2034

Exercise price: $1.29 - $2.10

Volatility: 110.32% - 114.42%

Discount rate: 0.96% - 1.08%

Expected term: 6 – 6.5 years

Stock appreciation rights outstanding under the 2017 Plan as of September 30, 2021 is as follows:

As of September 30, 2021
Range of Prices	SAR´s Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$0.54 - $0.74	5,550,000	9.23	$0.66	$10,624
$1.16 - $1.47	2,046,610	8.05	1.35	2,304
$1.71 - $2.10	2,682,114	9.40	1.97	1,429
	10,278,724			$14,357

An analysis of all stock appreciation rights exercisable under the 2017 Plan as of September 30, 2021 is presented below:

Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
2,576,740	7.51	$1.16	3,952

Employee and director stock-based compensation expense related to our stock-based awards was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Selling, general and administrative	$946	$1,035	$1,929	$1,212
	$946	$1,035	$1,929	$1,212

Total SARs outstanding are as follows:

Six Months Ended September 30, 2021
SARs Outstanding March 31, 2021	9,154,933
Issued	1,409,000
Forfeited	(285,209)
Total SARs Outstanding September 30, 2021	10,278,724

There was $1 thousand and $1 thousand of stock-based compensation recorded for the six months ended September 30, 2021 and 2020, respectively, related to employees’ restricted stock awards. There was $0 thousand and $1 thousand of stock-based compensation recorded for the three months ended September 30, 2021 and 2020, respectively, related to employees’ restricted stock awards.

There was $193  thousand and $131 thousand of stock-based compensation for the six months ended September 30, 2021 and 2020, respectively, related to board of directors. There was $71 thousand and $65 thousand of stock-based compensation for the three months ended September 30, 2021 and 2020, respectively, related to board of directors. During the six months ended September 30, 2021, the Company issued 35,714 shares to the board of directors.

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN

In October 2013, we issued options outside of the 2000 Plan to 10 individuals who became employees as a result of a business combination. The employees received options to purchase an aggregate of 62,000 shares of our Class A Common Stock at an exercise price of $17.50 per share. The options were fully vested as of October 2017 and expire 10 years from the date of grant, if unexercised. As of September 30, 2021, 12,500 of such options remained outstanding.

WARRANTS

The following table presents information about outstanding warrants to purchase shares of our Class A common stock as of September 30, 2021. All of the outstanding warrants are fully vested and exercisable.

Recipient	Amount outstanding	Expiration	Exercise price per share
Warrants issued in connection with Convertible Notes exchange transaction	246,019	December 2021	$1.30
5-year Warrant issued to BEMG in connection with a term loan agreement	1,400,000	December 2022	$1.80

Warrants for the purchase of 52,500 shares of Common Stock expired unexercised during the three months ended September 30, 2021.

7. COMMITMENTS AND CONTINGENCIES

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of September 30, 2021:

(In thousands)	Classification on the Balance Sheet	September 30, 2021
Assets
Noncurrent	Operating lease right-of-use asset	$31
Liabilities
Current	Operating leases - current portion	28
Noncurrent	Operating leases - long-term portion	3
Total operating lease liabilities		$31

Lease Costs

The table below presents certain information related to lease costs for leases:

Six months Ended
(In thousands)	September 30, 2021
Operating lease cost	$45
Total lease cost	$45

Other Information

The table below presents supplemental cash flow information related to leases:

Six months Ended
(In thousands)	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities	10
Operating cash flows used for operating leases	$10

Distribution arrangement minimum guaranty

On September 1, 2021 the Company extended a video works distribution arrangement providing a non-refundable and fully-recoupable advance minimum participation guaranty for a total amount of $3.5 million, where $1.5 million is payable no later than November 1, 2021, $1.0 million at the first year anniversary of the arrangement and $0.9 million on the second-year anniversary of the arrangement. These payments are subject to the selection of video works released by the Company whose initial commercial date occurs during the arrangement year. The Company paid the first advance on October 22, 2021.

8. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended September 30,
(In thousands)	2021	2020
Cash interest paid	$612	$1,635
Income taxes paid	45	—
noncash investing and financing activities:
Accrued dividends on preferred stock	178	89
Issuance of Class A common stock for payment of accrued preferred stock dividends	89	178
Issuance of Class A common stock to Starrise, a related party	—	11,046
Contributed capital under the Starrise transaction, a related party	—	17,187
Settlement of second lien loan with Class A common stock	—	818
Conversion of note payable	—	15,000
Amounts accrued in connection with addition of property and equipment	—	34
Issuance of Class A common stock for business combination	4,824	—
Starrise shares used to pay down vendors	—	744
Treasury shares acquired for withholding taxes	5	—
Deferred consideration in purchase of a business	3,441	—

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
Cinema Equipment Business

Financing vehicles and administrators for 1,813 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 3,009 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

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

Content & Entertainment Business	Leading independent streaming company of content and channels. We collaborate with producers and other content owners to market, source, curate and distribute independent content to targeted and under-served audiences in theatres and homes, and via mobile and emerging platforms.

The following tables present certain financial information related to our reportable segments and Corporate:

	As of September 30, 2021
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non- Recourse	Notes Payable	Operating lease liabilities
Cinema Equipment Business	$—	$—	$17,367	$—	$—	$—
Content & Entertainment Business	16,366	13,527	51,964	—	—	10
Corporate	1	—	14,570	—	—	21
Total	$16,367	$13,527	$83,901	$—	$—	$31

	As of March 31, 2021
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non- Recourse	Notes Payable	Operating lease liabilities
Cinema Equipment Business	$—	$—	$13,169	$7,786	$—	$1
Content & Entertainment Business	9,858	8,701	42,733	—	—	69
Corporate	2	—	19,544	—	4,108	30
Total	$9,860	$8,701	$75,446	$7,786	$4,108	$100

	Statements of Operations
	Three Months Ended September 30, 2021
	(in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$3,253	$6,850	$—	$10,103
Direct operating (exclusive of depreciation and amortization shown below)	164	3,169	—	3,333
Selling, general and administrative	431	3,480	3,248	7,159
Allocation of corporate overhead	170	1,139	(1,309)	—
Provision for (recovery of) doubtful accounts	(130)	19	—	(111)
Depreciation and amortization of property and equipment	300	140	—	440
Amortization of intangible assets	—	696	—	696
Total operating expenses	935	8,643	1,939	11,517
Income (loss) from operations	$2,318	$(1,793)	$(1,939)	$(1,414)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	345	601	946
Total stock-based compensation	$—	$345	$601	$946

	Statements of Operations
	Three Months Ended September 30, 2020 (in thousands)
	Cinema Equipment Business	Content & Entertainment	Corporate	Consolidated
Revenues	$643	$6,539	$—	$7,182
Direct operating (exclusive of depreciation and amortization shown below)	172	4,158	—	4,330
Selling, general and administrative	631	2,528	3,009	6,168
Allocation of corporate overhead	171	1,135	(1,306)	—
Recovery of doubtful accounts	(193)	—	—	(193)
Depreciation and amortization of property and equipment	1,239	101	5	1,345
Amortization of intangible assets	7	582	2	591
Total operating expenses	2,027	8,504	1,710	12,241
Loss from operations	$(1,384)	$(1,965)	$(1,710)	$(5,059)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

	Cinema Equipment Business	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	26	1,009	1,035
Total stock-based compensation	$—	$26	$1,009	$1,035

	Statements of Operations
	Six Months Ended September 30, 2021
	(in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$9,484	$15,634	$—	$25,118
Direct operating (exclusive of depreciation and amortization shown below)	421	7,543	—	7,964
Selling, general and administrative	860	6,298	6,044	13,202
Allocation of corporate overhead	269	1,799	(2,068)	—
(Recovery of) provision for doubtful accounts	(103)	63	—	(40)
Depreciation and amortization of property and equipment	805	284	—	1,089
Amortization of intangible assets	—	1,543	—	1,543
Total operating expenses	2,252	17,530	3,976	23,758
Income (loss) from operations	$7,232	$(1,896)	$(3,976)	$1,360

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	511	1,418	1,929
Total stock-based compensation	$—	$511	$1,418	$1,929

	Statements of Operations
	Six Months Ended September 30, 2020 (in thousands)
	Cinema Equipment Business	Content & Entertainment	Corporate	Consolidated
Revenues	$1,248	$11,952	$—	$13,200
Direct operating (exclusive of depreciation and amortization shown below)	354	6,655	—	7,009
Selling, general and administrative	1,180	4,423	4,405	10,008
Allocation of corporate overhead	295	1,919	(2,214)	—
Recovery for doubtful accounts	(193)	—	—	(193)
Depreciation and amortization of property and equipment	2,642	204	23	2,869
Amortization of intangible assets	15	1,164	2	1,181
Total operating expenses	4,293	14,365	2,216	20,874
Income (loss) from operations	$(3,045)	$(2,413)	$(2,216)	$(7,674)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

	Cinema Equipment Business	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	52	1,160	1,212
Total stock-based compensation	$—	$52	$1,160	$1,212

10. INCOME TAXES

We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions. We recorded an income tax benefit of approximately $487 thousand and $550 thousand for the three and six months ended September 30, 2021. We recorded an income tax benefit of approximately $181 thousand for the three and six months ended September 30, 2020. We have not recorded tax benefits on our loss before income taxes because we have provided for a full valuation allowance that offsets potential deferred tax assets resulting from net operating loss carry forwards, reflecting our inability to use such loss carry forwards.

Our effective tax rate for the six months ended September 30, 2021 and 2020 was negative 12.4% and 0.4%, respectively.

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

11. SUBSEQUENT EVENTS

Authorized Class A Common Stock

On October 11, 2021, the Company filed a Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation, pursuant to which the number of shares of Class A common stock authorized for issuance was increased to 275,000,000 shares.

Equity Incentive Plan

On October 11, 2021, the Company amended its 2017 Equity Incentive plan to increase the number of shares authorized for issuance thereunder from 14,098,270 to 18,098,270.

Common Stock Purchase Agreement

In October 2021, we entered into a Common Stock Purchase Agreement (the “Equity Line Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital, LLC (“B. Riley Principal Capital”). Pursuant to the Equity Line Purchase Agreement, the Company has the right to sell to B. Riley Principal Capital up to the lesser of (i) $50,000,000 of newly issued shares of Common Stock and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the 24-month period from and after the October 21, 2021. Sales of Common Stock pursuant to the Equity Line Purchase Agreement, and the timing of any sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to B. Riley Principal Capital under the Equity Line Purchase Agreement. As consideration for B. Riley Principal Capital’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the Equity Line Purchase Agreement, upon execution of the Equity Line Purchase Agreement, the Company issued 210,084 shares of Common Stock to B. Riley Principal Capital (the “Commitment Shares”). The purchase price of the shares of Common Stock that we elect to sell to B. Riley Principal Capital pursuant to the Equity Line Purchase Agreement will be determined by reference to the volume weighted average price of the Common Stock (“VWAP”) during the applicable purchase date, less a fixed 5% discount to such VWAP. Pursuant to the Registration Rights Agreement, the Company filed a Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on October 21, 2021 (File No. 333-260210) for the resale by B. Riley Principal Capital of up to 25,210,084 shares of Common Stock (including the Commitment Shares) acquired pursuant to the Equity Line Purchase Agreement. During October and November 2021, we sold 5,300,000 shares of Common Stock under the Equity Line Purchase Agreement. Net proceeds from such sales totaled $12.4 million.

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

OVERVIEW

Since our inception, we have played a significant role in the digital distribution revolution that continues to transform the media landscape. In addition to our pioneering role in transitioning approximately 12,000 movie screens from traditional analog film prints to digital distribution, we have become a leading distributor of independent content, both through organic growth and acquisitions. We distribute digital and physical products for major brands such as the Hallmark Channel, Televisa, ITV, Nelvana, ZDF, Konami, NFL, NHL and Aniplex., We collaborate with producers, international and domestic content creators of movies, television series and short form content to market, source, curate and distribute quality content to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to, Apple, Amazon Prime, Netflix, Hulu, Xbox, Tubi, Roku, Pluto TV, and cable video-on-demand (“VOD”), and (ii) physical goods, including DVD and Blu-ray Discs to Walmart, Target, Amazon and others.

We report our financial results in two primary segments as follows: (1) cinema equipment business and (2) media content and entertainment business (“Content & Entertainment” or “CEG”). The cinema equipment business segment consists of the non-recourse, financing vehicles and administrators for our digital cinema equipment (the “Systems”) installed in movie theatres throughout North America and several international countries. It also provides fee-based support to over 4,822 movie screens as well as directly to exhibitors and other third-party customers in the form of monitoring, billing, collection and verification services. Our Content & Entertainment segment is a market leader in: (1) ancillary market aggregation and distribution of entertainment content and (2) branded and curated over-the-top (“OTT”) digital network business providing entertainment channels and applications.

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

We are structured so that our cinema equipment business segment operates independently from our Content & Entertainment business. As of September 30, 2021, we had no non-recourse outstanding debt principal that relates to, and is serviced by, our cinema equipment business. We had no outstanding debt principal, as of September 30, 2021 that is attributable to our Content & Entertainment and Corporate segments.

Risks and Uncertainties

The COVID-19 pandemic and related economic repercussions created significant volatility and uncertainty impacting the Company’s results for the period. As part of our Content & Entertainment business, the Company sells DVDs and Blu-ray discs at brick-and-mortar stores. With the closure of non-essential retail stores beginning in the spring of 2020, the sale of physical discs through our retail partners declined although this was partially offset by digital rentals and purchases.

As part of our Cinema Equipment business, the Company earns revenue when movies are exhibited in theatres. As vaccines became readily available and COVID-19 cases decreased, major studios resumed releasing blockbusters in the theatrical venues during the quarter ended June 30, 2021. Films released during the summer period saw an uptick in box office revenue compared to the previous 12 months; however, box office results remained below pre-COVID expectations due to limited seating capacities and shortened windows for release on streaming platforms such as premium video on demand (“PVOD”) and subscription video on demand (“SVOD”). To the extent films are not shown in theatres, we do not earn revenue.

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

In connection to the CEG business, if larger branded companies choose to make their content available earlier on their own streaming platforms, this could limit our ability monetize this content on a transactional digital basis, as consumers can access it via the company’s own streaming platform such as Hallmark Movie Now. However, most content suppliers including filmmakers and producers, do not have their own streaming platforms and rely on us for distribution through our digital home entertainment business and OTT digital networks.  As a result, this risk is limited, and our digital distribution capabilities and digital networks provide us with the opportunity to take advantage of this consumer shift towards digital consumption.

Over the first year and a half of the COVD-19 pandemic, film and TV production slowed-down and independent producers and filmmakers had to either suspend or delay their productions due to rising infection rates and the high costs of appropriate COVID-19 production protocols. As a result, there are fewer available films to acquire, so our pipeline for content from completed films and co-productions has been negatively impacted. As well, with the rise of new variants, productions may be at risk again of shutting down, being delayed or having prohibitive COVID-compliant costs which would further limit available content to acquire.

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

Liquidity

We have incurred net losses historically and have an accumulated deficit of $469.3 million and negative working capital of $11.1 million as of September 30, 2021. We may continue to generate net losses for the foreseeable future. In addition, we have contractual obligations related to our business acquisitions as of September 30, 2021 and beyond. Based on these conditions, the Company entered into the following transactions:

Capital Raises

On February 2, 2021, the Company entered into a securities purchase agreement with a single institutional investor for the purchase and sale of 5,600,000 shares of our Class A common stock, par value $0.001 per share (the “Common Stock”) at a purchase price of $1.25 per share, in a registered direct offering, pursuant to an effective shelf registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission on July 10, 2020 (File No. 333-239710) (the “2020 Shelf Registration Statement”) and an applicable prospectus supplement. The closing of the sale occurred on February 5, 2021. The aggregate gross proceeds for the sale was approximately $7.0 million. The net proceeds to the Company from the sale, after deducting the fees of the placement agent but before paying the Company’s estimated offering expenses, was approximately $6.5 million.

In July 2020, we entered into an At-the-Market sales agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) and B. Riley FBR, Inc. (“B. Riley” and, together with A.G.P., the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of Common Stock at the market prices prevailing on Nasdaq at the time of the sale of such shares. The Company is not obligated to sell any shares under the ATM Sales Agreement. Any sales of shares made under the ATM Sales Agreement will be made pursuant to an effective registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission on July 10, 2020 (File No. 333-239710), the 2020 Shelf Registration Statement for an aggregate offering price of up to $30 million. During the quarter ended September 30, 2021, we did not sell any shares of Common Stock under the ATM Sales Agreement. The 2020 Shelf Registration Statement is unavailable to us, and accordingly we cannot sell any shares of Common Stock under the ATM Sales Agreement, until September 1, 2022.

On July 16, 2020, the Company entered into a securities purchase agreement with certain investors for the purchase and sale of 7,213,334 shares of Class A common stock, par value $0.001 per share, at a purchase price of $1.50 per share, in a registered direct offering, pursuant to the 2020 Shelf Registration Statement and an applicable prospectus supplement. The closing of the sale occurred on July 20, 2020. The aggregate gross proceeds for the sale was approximately $10.8 million. The net proceeds to the Company from the sale, after deducting the fees of the placement agents but before paying the Company’s estimated offering expenses, is approximately $10.1 million.

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

As of September 30, 2021, there is still approximately $38.0 million remaining unsold under the 2020 Shelf Registration Statement.

Sale of Cinematic Equipment

On March 17, 2021, the Company entered into two separate agreements for the sale of cinematic equipment to American Multi-Cinema, Inc. (“AMC”). The agreements included the sale in tranches of a total of 2,369 cinematic projectors starting in March 2021 and continuing through January 2023 for total cash consideration of $10.8 million. As of September 30, 2021, the Company executed the sale of the first two tranches and recognized aggregate revenue for $7.8 million. A portion of the total proceeds has been utilized to eliminate the remaining Prospect Loan notes payable balance.

Equity Investment in a Related Party

On December 27, 2019, the Company entered into, and on February 14, 2020 amended, (see Note 2 - Summary of Significant Accounting Policies), a stock purchase agreement (as so amended, the “Starrise Stock Purchase Agreement”) with BeiTai Investment LP (“BeiTai”), a related party for accounting purposes of Cinedigm and Aim Right Ventures Limited (“Aim Right”), two shareholders of Starrise Media Holdings Limited, a leading Chinese entertainment company (“Starrise”), to buy from them an aggregate of 410,901,000 outstanding Starrise ordinary shares (the “Starrise Share Acquisition”). On February 14, 2020, the Company purchased 162,162,162 of the Starrise ordinary shares from BeiTai and issued BeiTai 21,646,604 shares of Common Stock in consideration. The Starrise shares received were valued at approximately $25 million and the Company issued shares that were valued at approximately $11.2 million. On April 10, 2020, the Company, in accordance with the terms of the Starrise Stock Purchase Agreement, terminated its obligation to purchase Starrise ordinary shares from Aim Right under the Starrise Stock Purchase Agreement.

On April 10, 2020, the Company entered into another stock purchase agreement (the “April Starrise Stock Purchase Agreement”) with five (5) shareholders of Starrise - Bison Global Investment SPC - Bison Global No. 1 SP, Huatai Investment LP, Antai Investment LP, Mingtai Investment LP and Shangtai Asset Management LP, all of which are related parties to the Company to buy an aggregate of 223,380,000 outstanding Starrise ordinary shares from them and for the Company to issue to them an aggregate of 29,855,081 shares of Common Stock as consideration therefor (the “April Starrise Share Acquisition”). On April 15, 2020, the April Starrise Share Acquisition was consummated and this transaction was also recorded as an equity investment in Starrise.

Starrise’s ordinary shares (HK 1616) are listed on the main board of the Stock Exchange of Hong Kong Limited. Based on the closing price of HKD 0.159 per share on November 11, 2021, calculated at an exchange rate of 7.8 Hong Kong Dollars to 1 US dollar, the market value of Cinedigm’s ownership in Starrise ordinary shares was approximately $7.4 million.

Borrowings

On June 22, 2021, the maturity date of the East West Credit Facility (as defined in Note 5 - Notes Payable) with East West Bank was extended from June 30, 2021 to September 28, 2021. The September 28, 2021 expiration date has passed and no amendment has been entered into as of the date of filing of this Quarterly Report on Form 10-Q.

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

Upon a series of payments between April 30 and July 9, 2021, the Company paid in full the Prospect Loan (as defined in Note 5 – Notes Payable) outstanding non-recourse debt amount by paying an aggregate principal amount of $7.8 million. Pre-payment of the Prospect Loan was permissible without penalty.

We believe the combination of: (i) our cash and cash equivalent balances at September 30, 2021, and (ii) expected cash flows from operations  will be sufficient to satisfy our contractual obligations, as well as liquidity for our operational and capital needs, for twelve months from the filing of this report. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

Useful lives are determined based on an estimate of either physical or economic obsolescence, or both. During the three and six months ended September 30, 2021 and 2020, we have neither made any revisions to estimated useful lives, nor recorded any impairment charges on our property, equipment and internal use software.

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

During the three and six months ended September 30, 2021 and 2020, there were no impairment charges recorded on goodwill. In 2021, we elected to conduct a qualitative goodwill assessment and in 2020 we conducted a quantitative goodwill assessment. In determining fair value, we used various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects, economic or market trends and any regulatory changes that may occur. We estimated the fair value of the reporting unit using a net present value methodology, which is dependent on significant assumptions related to estimated future discounted cash flows, discount rates and tax rates. Certain of the estimates and assumptions that we used in determining the value of our CEG reporting unit are discussed in Note 2 - Summary of Significant Accounting Policies.

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

We recognize revenue in the amount that reflects the consideration we expect to receive in exchange for the services provided, sales of physical products (e.g., DVDs and Blu-ray Discs) or when the content is available for subscription on the digital platform or available on the point-of-sale for transactional and video on demand services which is when the control of the promised products and services is transferred to our customers and our performance obligations under the contract have been satisfied. Revenues that might be subject to various taxes are recorded net of transaction taxes assessed by governmental authorities such as sales value-added taxes and other similar taxes.

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

Cinema Equipment Business

Our Cinema Equipment Business consists of financing vehicles and administrators for 1,813 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 3,009 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

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

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we typically pursue the sale of the Systems to such exhibitors. Cinedigm recognizes revenue once the customer takes possession of the systems and is predicated on Cinedigm’s receipt of sale proceeds. Such sales were as originally contemplated as the conclusion of the digital cinema deployment plan. Total system sales revenue recognized were $2.2 million and $15 thousand, during the three months ended September 30, 2021 and 2020, respectively. Total system sales revenue recognized were $7.8 million and $91 thousand, during the six months ended September 30, 2021 and 2020, respectively.

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

Credit Losses

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

The ending deferred revenue balance, as of September 30, 2021 was $0.2 million. For the three and six months ended September 30, 2021 and 2020, respectively, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

During the three months ended September 30, 2021 and 2020, $0.3 million and $0.7 million, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. During the six months ended September 30, 2021 and 2020, $0.8 million and $1.3 million, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. As of September 30, 2021, the aggregate amount of contract revenue allocated to unsatisfied performance obligations was $0.2 million. We recognized this balance in full by October 31, 2021.

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

BUSINESS COMBINATIONS

A business combination is an acquisition of business. Business combinations are accounted by allocating the fair value of the purchase price of the assets acquired and liabilities assumed.

Results of Operations for the Three Months Ended September 30, 2021 and 2020

Revenues

	For the Three Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$3,253	$643	$2,610	406%
Content & Entertainment	6,850	6,539	311	5%
	$10,103	$7,182	$2,921	41%

The revenues in the Content & Entertainment Business segment increased by 5% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase is attributed to continued growth in new release transactional sales, the addition of new streaming channels, and an expansion of the Company’s distribution with new and existing Smart TV platforms. In addition, the Company deployed new advertising technology from our streaming partner Amagi, which had a material impact on the Company’s advertising fill and click-per-thousand impression (“CPM”) rates. The revenues in the Cinema Equipment Business segment increased by 406% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Cinema Equipment Business segment increased primarily due to contractually standard terms of digital projector sales to exhibitors in the Cinedigm Equipment Business deployments.

Direct Operating Expenses

	For the Three Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$164	$172	$(8)	(5)%
Content & Entertainment	3,169	4,158	(989)	(24)%
	$3,333	$4,330	$(997)	(23)%

The decrease in direct operating expenses in the three months ended September 30, 2021 for the Cinema Equipment Business compared to the prior period was primarily due to a decrease in headcount. The decrease in direct operating expenses in the three months ended September 30, 2021 for the Content & Entertainment Business compared to the prior period was primarily due to lower freight and fulfillment costs related to the decrease in physical DVD sales replaced by digital distribution sales, and a slight decrease in royalty expense and streaming delivery and personnel costs.

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$431	$631	$(200)	(32)%
Content & Entertainment	3,480	2,528	952	38%
Corporate	3,248	3,009	239	8%
	$7,159	$6,168	$991	16%

Selling, general and administrative expenses for the three months ended September 30, 2021 increased by $1.0 million primarily due to a $1.2 million increase in bonus incentive expense, additional personnel and stock-based compensation to management and employees, partially offset by $0.1 million less legal expense and $0.1 million less computer expense.

Bad Debt expense

The bad debt benefit recovery was $111 thousand and $193 thousand for the three months ended September 30, 2021 and 2020, respectively. These amounts are related to Cinema Equipment Business and Content & Entertainment accounts that are uncollectable.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$298	1,239	(939)	(76)%
Content & Entertainment	142	101	39	39%
Corporate	-	5	(5)	(100)%
	$440	$1,345	$(905)	(67)%

Depreciation and amortization expense decreased in our Cinema Equipment Business Segment as the majority of our digital cinema projection systems reached the conclusion of their ten-year useful lives during the year ended March 31, 2021 leading to a lower fixed asset balance to be depreciated in the three months ended September 30, 2021. Content & Entertainment depreciation and amortization expense is higher due to newly developed internal software programs placed in service and an increase in streaming-related content acquisitions.

Interest expense, net

	For the Three Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$5	$623	$(618)	(99)%
Content & Entertainment	-	-	-	-%
Corporate	31	571	(540)	(95)%
	$36	$1,194	$(1,158)	(97)%

Interest expense in the Cinema Equipment Business segment decreased primarily as a result of satisfying debt balances compared to the prior period on the Prospect Loan. Interest expense in our Corporate segment decreased as a result of satisfying the loan balances from our Credit Facility.

Income Tax (Benefit) Expense

We recorded an income tax benefit of $487 thousand for the three months ended September 30, 2021. We recorded income tax benefit of approximately $181 thousand for the three months ended September 30, 2020.

Our effective tax rate for the three months ended September 30, 2021 and 2020 was negative 71.4% and 0.7%, respectively.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment, change in fair value on equity investment in Starrise and certain other items.

Consolidated Adjusted EBITDA (including the results of Cinema Equipment Business segment) for the three months ended September 30, 2021 increased by $1.8 million compared to the three months ended September 30, 2020. Adjusted EBITDA from our Cinema Equipment Business segment increased primarily due to contractually standard terms of digital projector sales to related exhibitors in the Cinedigm deployments. Adjusted EBITDA from the Content & Entertainment business and Corporate segment decreased by $879 thousand for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due to the bonus incentive expense.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	For the Three Months Ended September 30,
($ in thousands)	2021	2020
Net loss	$(195)	$(26,566)
Add Back:
Income tax expense (benefit)	(487)	(181)
Depreciation and amortization of property and equipment	440	1,345
Amortization of intangible assets	696	591
Loss on extinguishment of note payable	-	335
Interest expense, net	36	1,194
Change in fair value on equity investment in Starrise	(666)	19,832
Acquisition, integration and other expense	2	1,291
Recovery benefit of doubtful accounts	(111)	-
Stock-based compensation	946	1,035
Net income attributable to noncontrolling interest	11	23
Adjusted EBITDA	$672	$(1,101)

Adjustments related to the Cinema Equipment Business
Depreciation and amortization of property and equipment	$(298)	$(1,239)
Amortization of intangible assets	-	(7)
Stock-based compensation and expenses	-	-
Acquisition, integration and other expense	(60)	-
Provision for doubtful accounts	-	-
Income from operations	(2,320)	1,384
Adjusted EBITDA from non-cinema equipment business	$(2,006)	$(963)

Results of Operations for the Six Months Ended September 30, 2021 and 2020

Revenues

	For the Six Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$9,484	$1,248	$8,236	660%
Content & Entertainment	15,634	11,952	3,682	31%
	$25,118	$13,200	$11,918	90%

The revenues in the Content & Entertainment Business segment increased by 31% for the six months ended September 30, 2021 compared to the six months ended September 30, 2020. The increase is attributed to continued growth in new release transactional sales, the addition of several new streaming channels, and an expansion of the Company’s distribution with new and existing Smart TV platforms. In addition, the Company deployed new advertising technology from our streaming partner Amagi, which had a material impact on the Company’s advertising fill and click-per-thousand impression (“CPM”) rates. The revenues in the Cinema Equipment Business segment increased by 660% for the six months ended September 30, 2021 compared to the six months ended September 30, 2020. Cinema Equipment Business segment increased primarily due to contractually standard terms of digital projector sales to related exhibitors in the Cinedigm deployments.

Direct Operating Expenses

	For the Six Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$421	$354	$67	19%
Content & Entertainment	7,543	6,655	888	13%
	$7,964	$7,009	$955	14%

The increase in direct operating expenses in the six months ended September 30, 2021 for the Cinema Equipment Business compared to the prior period was primarily due to an increase in property tax obligations for the Cinedigm owned projector assets. The increase in direct operating expenses in the six months ended September 30, 2021 for the Content & Entertainment Business compared to the prior period was primarily due to higher royalty expenses, streaming delivery and personnel costs offset by a decrease in manufacturing and fulfillment of physical sales.

Selling, General and Administrative Expenses

	For the Six Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$860	$1,180	$(320)	(27)%
Content & Entertainment	6,298	4,423	1,875	42%
Corporate	6,044	4,405	1,639	37%
	$13,202	$10,008	$3,194	32%

Selling, general and administrative expenses for the six months ended September 30, 2021 increased by $3.2 million primarily due to a $2.4 million increase in bonus incentive expense, additional personnel and stock-based compensation to management and employees, $0.5 million for legal and accounting fees related to securities reporting and consulting, and $0.2 million for remote-working equipment and computer expense.

Bad Debt expense

The bad debt benefit recovery was $40 thousand and $193 thousand for the six months ended September 30, 2021 and 2020, respectively. These amounts are related to Cinema Equipment Business and Content & Entertainment accounts that are deemed uncollectable.

Depreciation and Amortization Expense on Property and Equipment

	For the Six Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$805	2,642	(1,837)	(70)%
Content & Entertainment	284	204	80	39%
Corporate	-	23	(23)	(100)%
	$1,089	$2,869	$(1,780)	(62)%

Depreciation and amortization expense decreased in our Cinema Equipment Business Segment as the majority of our digital cinema projection systems reached the conclusion of their ten-year useful lives during the year ended March 31, 2021 leading to a lower fixed asset balance to be depreciated in the six months ended September 30, 2021. Content & Entertainment depreciation and amortization expense is higher for the newly developed internal software programs placed in service this year and an increase in streaming-related content acquisitions.

Interest expense, net

	For the Six Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$138	$1,201	$(1,063)	(89)%
Content & Entertainment	-	-	-	-%
Corporate	42	1,283	(1,241)	(97)%
	$180	$2,484	$(2,304)	(93)%

Interest expense in the Cinema Equipment Business segment decreased primarily as a result of satisfying debt balances compared to the prior period on the Prospect Loan. Interest expense in our Corporate segment decreased as a result of satisfying the loan balance from our Credit Facility, and other loans, in addition to the conversion of certain notes into shares of Class A common stock in the prior period.

Income Tax Expense

We recorded income tax benefits of $550 thousand and $181 thousand for the six months ended September 30, 2021 and 2020, respectively.

Our effective tax rate for the six months ended September 30, 2021 and 2020 was negative 12.4% and 0.4%, respectively.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment, change in fair value on equity investment in Starrise and certain other items.

Consolidated Adjusted EBITDA (including the results of Cinema Equipment Business segment) for the six months ended September 30, 2021 increased by $7.5 million compared to the six months ended September 30, 2020. Adjusted EBITDA from our Cinema Equipment Business segment increased primarily due to contractually standard terms of digital projector sales to related exhibitors in the Cinedigm deployments. Adjusted EBITDA from the Content & Entertainment business and Corporate segment increased by $554 thousand for the six months ended September 30, 2021 compared to the six months ended September 30, 2020, due to the growth of Streaming & Digital business based on higher volume for streaming due to the pandemic and adding additional channels and content compared to the prior period.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	For the Six Months Ended September 30,
($ in thousands)	2021	2020
Net income (loss)	$4,999	$(46,436)
Add Back:
Income tax benefit	(550)	(181)
Depreciation and amortization of property and equipment	1,089	2,869
Amortization of intangible assets	1,543	1,181
(Gain) loss on forgiveness of PPP loan and extinguishment of note payable	(2,178)	312
Interest expense, net	180	2,484
Change in fair value on equity investment in Starrise	(1,000)	35,626
Acquisition, integration and other expense	176	1,590
Recovery benefit of doubtful accounts	(40)	-
Stock-based compensation	1,929	1,212
Net income attributable to noncontrolling interest	4	37
Adjusted EBITDA	$6,152	$(1,306)

Adjustments related to the Cinema Equipment Business
Depreciation and amortization of property and equipment	$(805)	$(2,642)
Amortization of intangible assets	-	(15)
Stock-based compensation and expenses	-	-
Acquisition, integration and other expense	(11)	-
Provision for doubtful accounts	103	-
Income from operations	(7,232)	3,045
Adjusted EBITDA from non-cinema equipment business	$(1,793)	$(918)

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included herein.

Changes in our cash flows were as follows:

	For the Six Months Ended September 30,
($ in thousands)	2021	2020
Net cash provided (used in) by operating activities	$9,358	$(12,773)
Net cash (used in) provided by investing activities	(4,820)	789
Net cash (used in) provided by financing activities	(9,742)	14,193
Net change in cash, cash equivalents, and restricted cash	$(5,204)	$2,209

As of September 30, 2021, we had cash and cash equivalents of $12.6 million.

As of September 30, 2020, we had cash, cash equivalents, and restricted cash balances of $17.5 million.

For the six months ended September 30, 2021, net cash provided by operating activities was primarily driven by income from operations, excluding non-cash expenses such as depreciation, amortization, provision for doubtful accounts and stock-based compensation, including other changes in working capital. Additionally, during the six months ended September 30, 2021, the Company paid down $18.3 million to vendors at both Content & Entertainment and Corporate. Operating cash flows from Content& Entertainment are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the other two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients for which initial expenditures are generally recovered within six to twenty four months. For the six months ended September 30, 2021 revenues from the sale of digital projections Systems was $7.8 million.

For the six months ended September 30, 2020, net cash provided by operating activities was primarily driven by loss from operations, excluding non-cash expenses such as depreciation, amortization, provision for doubtful accounts and stock-based compensation, offset by changes in working capital. Operating cash flows from CEG are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the other two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients for which initial expenditures are generally recovered within six to twelve months.

For the six months ended September 30, 2021, cash flows used in investing activities consisted of purchases of property and equipment of $81 thousand and the purchase of two businesses of $4.8 million related to the business combination for FoundationTV and the asset acquisition for Bloody Disgusting (as defined below).

For the six months ended September 30, 2020, cash flows provided by investing activities consisted of proceeds from the sale of Starrise shares of $0.8 million.

For the six months ended September 30, 2021, cash flows used in financing activities consisted of payments of the remaining outstanding balances of approximately $7.8 million in notes payable and $2.0 million in Credit Facility.

For the six months ended September 30, 2020, cash flows provided by financing activities reflects payments of approximately $14.0 million for the Credit Facility and Prospect Loan, offset by $17.6 million from Credit Facility draw, $8.5 million received in connection with the sale of 10,666,666 shares of Common Stock and exercise of warrants, and $2.2 million received pursuant to the Payment Protection Program of the Coronavirus Aid, Relief and Economic Security Act.

We may continue to generate net losses for the foreseeable future primarily due to depreciation and amortization, marketing and promotional activities and content acquisition and marketing costs. Certain of these costs, including costs of content acquisition, marketing and promotional activities, could be reduced if necessary. The restrictions imposed by the terms of one of our credit lines may limit our ability to obtain financing or require us to dedicate a substantial portion of our cash flow to payments on our existing debt obligations. We feel we are adequately financed for at least the next twelve months; however, we may need to raise additional capital for working capital as deemed necessary. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations or liquidity.

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

Off-balance sheet arrangements

We are not a party to any off-balance sheet arrangements, other than CDF2 Holdings, LLC (“CDF2 Holdings”), our wholly-owned unconsolidated subsidiary. As discussed further in Note 3 - Other Interests to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, we hold a 100% equity interest in CDF2 Holdings, which is an unconsolidated variable interest entity (“VIE”), which wholly owns Cinedigm Digital Funding 2, LLC; however, we are not the primary beneficiary of the VIE.

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

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Operating Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in the Exchange Act), as of September 30, 2021. Based on such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures due to the material weaknesses identified in our internal control over financial reporting as of September 30, 2021.

Previously Reported Material Weakness on Internal Control Over Financial Reporting

In the 2021 Form 10-K, filed with the SEC on July 30, 2021, management concluded that our internal control over financial reporting was not effective as of March 31, 2021. In the evaluation, management identified material weaknesses in internal controls related to our financial close and reporting process and information and communication controls. Management also concluded that we did not have a sufficient complement of corporate personnel with appropriate levels of accounting and controls knowledge and experience commensurate with our financial reporting requirements to appropriately analyze, record and disclose accounting matters completely and accurately. As a result of this evaluation, management extensively used outside consultants who possessed the appropriate levels of accounting and controls knowledge.

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

The steps we took to address the deficiencies identified included:

●	we hired a new Chief Financial Officer;

●	we hired a new Executive Vice-President (“EVP”) Accounting;

●	we have engaged in efforts to restructure accounting processes and revise organizational structures to enhance accurate accounting and appropriate financial reporting;

●	we have hired additional experienced accounting personnel in the corporate office to enhance the application of accounting standards and our financial closing and reporting process;

●	we have engaged external advisors to provide financial accounting and reporting assistance;

●	we will enhance information and communication processes through information technology solutions to ensure that information needed for financial reporting is accurate, complete, relevant and reliable, and communicated in a timely manner; and

●	we have engaged external advisors to evaluate and document the design and operating effectiveness of our internal control over financial reporting and assist with the remediation and implementation of our internal control function.

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

Changes in Internal Control Over Financial Reporting

There have been no changes, other than our remediation efforts discussed above, in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 17, 2021, the Company acquired substantially all of the assets of Bloody Disgusting, LLC (“Bloody Disgusting”). As part of the purchase price for the acquisition of the assets of Bloody Disgusting, the Company issued 1,039,501 shares of Common Stock pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 20, 2021, the Company issued 139,655 shares of Common Stock as a deferred payment of consideration for the acquisition of substantially all of the assets of Scream Entertainment, LLC, consummated on February 11, 2021, pursuant to Section 4(a)(2) of the Securities Act.

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

CINEDIGM CORP.

Date:	November 15, 2021	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	November 15, 2021	By:	/s/ John K. Canning
John K. Canning Chief Financial Officer (Principal Financial Officer)