Form 10-Q
period 2021-12-31
Cinedigm Corp.
filed 2022-02-14
CIK 1173204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: December 31, 2021

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

As of February 11, 2022, 174,871,216 shares of Class A Common Stock, $0.001 par value, were outstanding.

CINEDIGM CORP.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CINEDIGM CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	December 31, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$20,201	$16,849
Accounts receivable, net	29,785	21,093
Inventory	92	166
Unbilled revenue	2,826	1,377
Prepaid and other current assets	5,787	3,657
Total current assets	58,691	43,142
Restricted cash	—	1,000
Equity investment in Starrise, a related party, at fair value	7,896	6,443
Property and equipment, net	2,438	3,500
Right-of-use assets	16	100
Intangible assets, net	15,672	9,860
Goodwill	13,659	8,701
Other long-term assets	1,182	2,700
Total assets	$99,554	$75,446
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$54,706	$46,627
Current portion of notes payable (see Note 5)	—	1,956
Current portion of notes payable, non-recourse (see Note 5)	—	7,786
Current portion of deferred consideration on purchase of a business	472	—
Current portion of earnout consideration on purchase of a business	292	—
Operating lease liabilities, current portion	16	87
Current portion of deferred revenue	285	924
Total current liabilities	55,771	57,380
PPP Loan	—	2,152
Deferred consideration on purchase of a business, net of current portion	1,538	—
Earnout consideration on purchase of a business, net of current portion	1,236	—
Operating lease liabilities, net of current portion	—	13
Other long-term liabilities	—	19
Total liabilities	58,545	59,564
Commitments and contingencies (see Note 7)
Stockholders’ equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; and 7 shares issued and outstanding at December 31, 2021 and March 31, 2021. Liquidation preference of $3,648	3,559	3,559
Common stock, $0.001 par value; Class A stock 275,000,000 and 200,000,000 shares authorized at December 31, 2021 and March 31, 2021, respectively; 176,187,067 and 167,542,404 shares issued and 174,871,216 and 166,228,568 shares outstanding at December 31, 2021 and March 31, 2021, respectively	174	164
Additional paid-in capital	520,099	499,272
Treasury stock, at cost; 1,315,851 and 1,313,836 Class A common shares at December 31, 2021 and March 31, 2021, respectively	(11,608)	(11,603)
Accumulated deficit	(469,729)	(474,080)
Accumulated other comprehensive loss	(101)	(68)
Total stockholders’ equity of Cinedigm Corp.	42,394	17,244
Deficit attributable to noncontrolling interest	(1,385)	(1,362)
Total equity	41,009	15,882
Total liabilities and equity	$99,554	$75,446

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except for share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues	$14,084	$9,954	$39,202	$23,154
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	6,459	4,385	14,423	11,394
Selling, general and administrative	7,736	5,361	20,938	15,369
Bad debt (recovery)	(378)	70	(418)	(123)
Depreciation and amortization of property and equipment	336	822	1,425	3,691
Amortization of intangible assets	695	597	2,238	1,778
Total operating expenses	14,848	11,235	38,606	32,109
Income (loss) from operations	(764)	(1,281)	596	(8,955)
Interest expense, net	(97)	(948)	(277)	(3,432)
Gain (loss) on forgiveness of PPP loan and extinguishment of note payable	—	(540)	2,178	(852)
Change in fair value of equity investment in Starrise, a related party	453	(6,751)	1,453	(42,377)
Other expense, net	(22)	(147)	69	(668)
Income (loss) before income taxes	(430)	(9,667)	4,019	(56,284)
Income tax benefit	26	—	576	181
Net income (loss)	(404)	(9,667)	4,595	(56,103)
Net income attributable to noncontrolling interest	19	23	23	60
Net income (loss) attributable to controlling interests	(385)	(9,644)	4,618	(56,043)
Preferred stock dividends	(89)	(89)	(267)	(267)
Net income (loss) attributable to common stockholders	$(474)	$(9,733)	$4,351	$(56,310)
Net income (loss) per Class A common stock attributable to common stockholders - basic:	$0.00	$(0.07)	$0.03	$(0.49)
Weighted average number of Class A common stock outstanding: basic	173,167,450	136,866,072	169,413,873	115,347,494
Net income (loss) per Class A common stock attributable to common stockholders - diluted:	$0.00	$(0.07)	$0.03	$(0.49)
Weighted average number of Class A common stock outstanding: diluted	173,167,450	136,866,072	173,017,364	115,347,494

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net income (loss)	$(404)	$(9,667)	$4,595	$(56,103)
Other comprehensive (loss) income: foreign exchange translation	(14)	(76)	(33)	(186)
Comprehensive income (loss)	(418)	(9,743)	4,562	(56,289)
Less: comprehensive income attributable to noncontrolling interest	19	23	23	60
Comprehensive income (loss) attributable to controlling interests	$(399)	$(9,720)	$4,585	$(56,229)

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONSDENSED CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY

(Unaudited)

(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit	Interest	Deficit
Balances as of March 31, 2020	7	$3,559	61,937,593	$62	1,313,836	$(11,603)	$400,784	$(410,904)	$92	$(18,010)	$(1,277)	$(19,287)
Foreign exchange translation	—	—	—	—	—	—	—	—	(80)	(80)	—	(80)
Stock issued in connection with the SPA with certain investors, net	—	—	10,666,666	11	—	—	7,139	—	—	7,150	—	7,150
Issuance of Class A common stock in connection with the Starrise transaction, a related party	—	—	29,855,081	30	—	—	11,016	—	—	11,046	—	11,046
Contributed capital under the Starrise transaction, a related party	—	—	—	—	—	—	17,187	—	—	17,187	—	17,187
Issuance of stock in connection with settlement of second lien loan	—	—	329,501	—	—	—	757	—	—	757	—	757
Exercise of warrants for Class A common stock	—	—	236,899	—	—	—	301	—	—	301	—	301
Stock-based compensation	—	—	—	—	—	—	177	—	—	177	—	177
Preferred stock dividends paid with common stock	—	—	267,079	—	—	—	89	(89)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(19,856)	—	(19,856)	(14)	(19,870)
Balances as of June 30, 2020	7	3,559	103,292,819	103	1,313,836	(11,603)	437,450	(430,849)	12	(1,328)	(1,291)	(2,619)
Foreign exchange translation	—	—	—	—	—	—	—	—	(30)	(30)	—	(30)
July 2020 issuance of Class A common stock, net of $695 in issuance costs	—	—	7,213,334	7	—	—	10,118	—		10,125	—	10,125
Common stock issued in connection with conversion of Convertible Notes	—	—	10,000,000	10	—	—	14,990	—	—	15,000	—	15,000
Issuance of common stock for third party professional service	—	—	80,000	—	—	—	71	—	—	71	—	71
Issuance of Class A common stock to management and employees	—	—	689,364	1	—	—	785	—	—	786	—	786
Issuance of common stock in connection with performance stock units	—	—	373,647	—	—	—	—	—	—	—	—	—
Common stock issued to settle second lien loan	—	—	33,465	—	—	—	61	—	—	61	—	61
Stock-based compensation	—	—	—	—	—	—	178	—	—	178	—	178
Preferred stock dividends paid with common stock	—	—	44,913	—	—	—	89	(89)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(26,543)	—	(26,543)	(23)	(26,566)
Balances as of September 30, 2020	7	$3,559	121,727,542	$121	1,313,836	$(11,603)	$463,742	$(457,481)	$(18)	$(1,680)	$(1,314)	$(2,994)
Foreign exchange translation	—	—	—	—	—	—	—	—	(76)	(76)	—	(76)
Common stock issued to settle second lien loan	—	—	3,228,783	5	—	—	2,185	—	—	2,190	—	2,190
Preferred stock dividends paid with common stock	—	—	171,933	—	—	—	89	(89)	—	—	—	—
Stock compensation and expenses	—	—	—	—	—	—	794	—	—	794	—	794
Issuance of Class A common stock to management	—	—	320,000	—	—	—	166	—	—	166	—	166
Issuance of common stock in connection with performance stock units	—	—	320,000	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with ATM raises, net	—	—	28,405,840	27	—	—	18,589	—	—	18,616	—	18,616
Class A common stock to be issued in connection with asset acquisition	—	—	—	—	—	—	1,853	—	—	1,853	—	1,853
Net loss	—	—	—	—	—	—	—	(9,644)	—	(9,644)	(23)	(9,667)
Balance as of December 31, 2020	7	$3,559	154,174,098	$153	1,313,836	$(11,603)	$487,418	$(467,214)	$(94)	$12,219	$(1,337)	$10,882

See accompanying & Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY

(Unaudited)

(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity	Non-Controlling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)	Interest	(Deficit)
Balances as of March 31, 2021	7	$3,559	166,228,568	$164	1,313,836	$(11,603)	$499,272	$(474,080)	$(68)	$17,244	$(1,362)	$15,882
Foreign exchange translation	—	—	—	—	—	—	—	—	(54)	(54)	—	(54)
Stock-based compensation	—	—	35,714	—	—	—	983	—	—	983	—	983
Issuance of common stock in connection with a business combination	—	—	1,483,129	2	—	—	2,504	—	—	2,506	—	2,506
Preferred stock dividends paid with common stock	—	—	53,278	—	—	—	89	(89)	—	—	—	—
Net income	—	—	—	—	—	—	—	5,187	—	5,187	7	5,194
Balances as of June 30, 2021	7	3,559	167,800,689	166	1,313,836	(11,603)	502,848	(468,982)	(122)	25,866	(1,355)	24,511
Foreign exchange translation	—	—	—	—	—	—	—	—	35	35	—	35
Stock-based compensation	—	—	132,630	—	—	—	946	—	—	946	—	946
Issuance of common stock in connection with business combinations	—	—	1,179,156	1	—	—	2,317	—	—	2,318	—	2,318
Treasury stock in connection with taxes withheld from employees	—	—	(2,015)	—	2,015	(5)	—	—	—	(5)	—	(5)
Preferred stock dividends	—	—	—	—	—	—	—	(89)	—	(89)	—	(89)
Net loss	—	—	—	—	—	—	—	(184)	—	(184)	(11)	(195)
Balances as of September 30, 2021	7	3,559	169,110,460	167	1,315,851	(11,608)	506,111	(469,255)	(87)	28,887	(1,366)	27,521
Foreign exchange translation									(14)	(14)		(14)
Stock-based compensation			147,712				1,349			1,349		1,349
Issuance of common stock in connection with equity line purchase commitment	—	—	210,084	—	—	—	—	—	—	—	—	—
Preferred stock dividends			102,697				178			178		178
Issuance of common stock in connection with performance stock units			263				—			—		—
Issuance of common stock in connection with ATM raises, net			5,300,000	7			12,371			12,378		12,378
Preferred stock dividends accrued							89	(89)		—		—
Net loss								(385)		(385)	(19)	(404)
Balances as of December 31, 2021	7	3,559	174,871,216	174	1,315,851	(11,608)	520,099	(469,729)	(101)	42,394	(1,385)	41,009

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$4,595	$(56,103)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	3,663	5,469
Changes in fair value of equity investment in Starrise	(1,464)	42,377
(Gain) loss from forgiveness of PPP loan and extinguishment of note payable	(2,178)	852
Impairment of advances	782	280
Loss from sale of property and equipment	—	62
Amortization of debt issuance costs included in interest expense	—	140
Provision for doubtful accounts	(397)	(123)
Stock-based compensation	3,278	2,172
Accretion and PIK interest expense added to note payable	—	294
Interest expense for deferred consideration	30	—
Interest expense for earnout consideration	67	—
Other	59	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,164)	9,820
Inventory	74	359
Unbilled revenue	(1,449)	(1,085)
Prepaids and other current assets, and other long-term assets	(1,394)	1,765
Accounts payable, accrued expenses, and other liabilities	7,883	(21,831)
Deferred revenue	(639)	(1,224)
Net cash provided by (used in) operating activities	4,746	(16,776)
Cash flows from investing activities:
Purchases of property and equipment	(292)	(339)
Purchase of businesses	(4,750)	—
Proceeds from the sale of property and equipment	—	156
Sale of equity investment in Starrise	11	815
Purchases of intangible assets	—	(742)
Net cash used in investing activities	(5,031)	(110)
Cash flows from financing activities:
Payments of notes payable	(7,786)	(22,365)
(Payments) proceeds under revolving credit agreement, net	(1,956)	12,823
Proceeds from PPP Loan	—	2,152
Proceeds from issuance of Class A common stock, net	12,378	36,189
Net cash provided by financing activities	2,636	28,799
Net change in cash, cash equivalents, and restricted cash	2,352	11,913
Cash, cash equivalents, and restricted cash at beginning of period	17,849	15,294
Cash, cash equivalents, and restricted cash at end of period	$20,201	$27,207

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share information)

1. NATURE OF OPERATIONS AND LIQUIDITY

Cinedigm Corp. (“Cinedigm,” the “Company,” “we,” “us,” or similar pronouns) was incorporated in Delaware on March 31, 2000. We are (i) a distributor and aggregator of independent movie, television and other short form content managing a library of distribution rights to thousands of titles and episodes released across digital, physical, theatrical, home and mobile entertainment platforms (“Streaming”) and (ii) a servicer of digital cinema assets (“Systems”) for over 4,609 movie screens in both North America and several international countries.

We report our financial results in two primary segments as follows: (1) cinema equipment business and (2) content and entertainment business (“Content & Entertainment” or “CEG”). The cinema equipment business segment consists of the non-recourse, financing vehicles and administrators for our digital cinema equipment (the “Systems”) installed in movie theatres throughout North America and Australia. It also provides fee-based support to over 4,609 movie screens as well as directly to exhibitors and other third-party customers in the form of monitoring, billing, collection and verification services. Our Content & Entertainment segment operates in: (1) ancillary market aggregation and distribution of entertainment content and (2) branded and curated over-the-top (“OTT”) digital network business providing entertainment channels and applications.

Risks and Uncertainties

The COVID-19 pandemic and related economic repercussions created significant volatility and uncertainty impacting the Company’s results for the period. As part of our Content & Entertainment business, the Company sells DVDs and Blu-ray discs at brick-and-mortar stores. Due to the lingering effects of the COVID-19 pandemic in the nine-month period ended December 31, 2021, the sale of physical discs through our retail partners declined although this was partially offset by digital purchases of physical product and increases in streaming views. As part of our Cinema Equipment business, the Company earns revenue when movies are exhibited in theatres. Major studios continued to release tentpole films in the theatrical markets as box office results steadily showed improvement in the three months ended December 31, 2021.  However, the number of wide releases remained below pre-pandemic levels during that quarter as studios continue to shuffle release dates and test theatrical windows.  The Canadian government tightened Movie Theatre restrictions amid a Covid surge due to the Omicron variant as well as shuttering all Quebec theatres during that quarter.  Movie theatres in the U.S. remained open and continued to follow NATO CinemaSafe protocols in an effort to help reinforce consumer confidence in the safety of the theatrical moviegoing experience.

Liquidity

We have incurred net losses historically and have an accumulated deficit of $469.7 million and our working capital is $2.9 million as of December 31, 2021. We may continue to generate net losses for the foreseeable future. In addition, we have had debt-related contractual obligations. Upon a series of payments between April 30 and July 9, 2021, the Company paid in full the Prospect Loan (as defined below) non-recourse debt amount by paying an aggregate principal amount of $7.8 million. As of December 31, 2021 there was $0 million principal outstanding and there was no availability under the Credit Facility which expired on September 28, 2021. Net cash provided by operating activities for the nine months ended December 31, 2021 was $4.7 million. Based on these conditions and the Company´s financing strategies, the Company entered into the transactions described below:

Sale of Cinematic Equipment

On March 17, 2021, the Company entered into two separate agreements for the sale of cinematic equipment to American Multi-Cinema, Inc. (“AMC”). The agreements included the sale in tranches of a total of 2,369 cinematic projectors starting in March 2021 and continuing through January 2023 for total cash consideration of $10.8 million. Through December 31, 2021, the Company recognized aggregate revenue for $9.1 million. A portion of the total proceeds were used to paydown the remaining outstanding balance of the Prospect Loan notes payable.

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

On April 10, 2020, the Company entered into another stock purchase agreement (the “April Starrise Stock Purchase Agreement”) with five (5) shareholders of Starrise - Bison Global Investment SPC - Bison Global No. 1 SP, Huatai Investment LP, Antai Investment LP, Mingtai Investment LP and Shangtai Asset Management LP - all of which are related parties to the Company to buy an aggregate of 223,380,000 outstanding Starrise ordinary shares from them and for the Company to issue to them an aggregate of 29,855,081 shares of its Common Stock as consideration therefor (the “April Starrise Share Acquisition”). On April 15, 2020, the April Starrise Share Acquisition was consummated and this transaction was also recorded as an equity investment in Starrise.

Starrise’s ordinary shares (HK 1616) are listed on the main board of the Stock Exchange of Hong Kong Limited. Based on the closing price of HKD 0.159 per share on February 11, 2022, calculated at an exchange rate of 7.8 Hong Kong Dollars to 1 US dollar, the market value of Cinedigm’s ownership in Starrise ordinary shares was approximately $7.4 million.

Borrowings

On June 22, 2021, the maturity date of the East West Credit Facility (as defined in Note 5 - Notes Payable) with East West Bank was extended from June 30, 2021 to September 28, 2021 and was not extended.

On April 15, 2020, the Company received $2.2 million from East West Bank, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 10, 2022 (the “PPP Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the PPP Maturity Date. The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts were intended to be eligible for forgiveness, subject to the provisions of the CARES Act, and could be subject to repayment. On July 7, 2021, the Company received notification from the lender that the U.S. Small Business Administration had approved the Company’s PPP Loan forgiveness application for the entire PPP Loan amount and accrued interest effective as of June 30, 2021. The forgiveness of the PPP Loan was recognized as a gain of $2.2 million during the Company’s fiscal quarter ended June 30, 2021.

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

We believe the combination of: (i) our cash and cash equivalent balances at December 31, 2021 and (ii) expected cash flows from operations, as well as liquidity for our operational and capital needs, for twelve months from the filing of this report will be sufficient to satisfy our contractual obligations, as well as liquidity for our operational and capital needs, for twelve months from the filing of this report. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

Cash, cash equivalents, and restricted cash consisted of the following:

	As of
(in thousands)	December 31, 2021	March 31, 2021
Cash and Cash Equivalents	$20,201	$26,207
Restricted Cash	—	1,000
	$20,201	$27,207

EQUITY INVESTMENT IN STARRISE, A RELATED PARTY

On February 14, 2020, the Company acquired an approximately 11.5% interest in Starrise, a leading publicly traded Chinese entertainment company whose ordinary shares are listed on the Stock Exchange of Hong Kong. The Company acquired such interest as a strategic investment and in a private transaction from a shareholder of Starrise that is related to our major shareholders. When we acquired the Starrise stock, our then-majority affiliated stockholders also maintained a significant beneficial interest in Starrise. Upon consummation of the transaction on February 14, 2020, the Company recorded an initial investment of approximately $25 million, which is the fair market value of the Starrise shares on the transaction date on the Stock Exchange of Hong Kong, in exchange for the Company’s common stock of $11.2 million, valued as of the date of the issuance of the Common Stock. The difference in value of shares received in Starrise and shares issued by the Company was deemed as contributed capital and recorded in additional paid-in capital.

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

As of December 31, 2021 and March 31, 2021, the value of our equity investment in Starrise, using the readily determinable fair value inputs from the market pricing of the Stock Exchange of Hong Kong, was approximately $7.9 million and $6.4 million, respectively, resulting in a change in fair value of approximately $1.5 million and ($42.4) million for the nine months ended December 31, 2021 and 2020 respectively, on our consolidated statement of operations. On April 1 and May 5, 2021, the Company sold 80,000 and 600,000 Starrise ordinary shares, respectively for a total amount of $11 thousand. At December 31, 2021 and March 31, 2021, the Company owned 362,307,397 and 362,987,397 ordinary shares or 17% and 26% of Starrise, respectively.

NON-MONETARY TRANSACTIONS

During the three and nine months ended December 31, 2020, the Company entered into agreements with certain vendors to transfer 5,139,762 and 14,184,765 Starrise ordinary shares to satisfy outstanding liabilities with these vendors. Upon the sale of the Starrise shares by the vendors, with certain restrictions on sales unless the Company gave consent to sell, if the proceeds did not satisfy the amount due to the vendor, the Company was liable for the balance owed. Pursuant to such agreements, the Company reduced the amount payable to its vendors by $0.8 million as of December 31, 2020. There were no such transactions during the nine months ended December 31, 2021.

There was no gain or loss resulting from these transactions for the three and nine months ended December 31, 2021 and 2020.

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

ADVANCES

Advances, which are recorded within prepaid and other current assets on the consolidated balance sheets, represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record impairment charges for amounts that we expect may not be recoverable as of the consolidated balance sheet date. Impairments and accelerated amortization related to advances were $0.4 million and $0.3 million, respectively, for the three months ended December 31, 2021 and 2020. Impairments and accelerated amortization related to advances were $0.8 million and $0.3 million, respectively, for the nine months ended December 31, 2021 and 2020.

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

The equity investment in Starrise is in Hong Kong dollars and was translated into US dollars as of December 31, 2021 and March 31, 2021 at an exchange rate of 7.8 and 7.8 Hong Kong Dollars to 1 US Dollar, respectively. The fair value of this equity investment is measured by the unadjusted market pricing of Starrise on the Stock Exchange of Hong Kong.

The earnout consideration on purchase of Bloody Disgusting business (Note 4) is determined according to the probability-based method to the estimated the value of the earnout based on the premise that there are different probabilities to achieve different forecasts and therefore the defined earnout metric targets. Under this method, weighted-average earnout payments for each earnout period were estimated based on the probability of each forecast scenario. The resultant weighted-average earnout payments are discounted to a present value.

The following tables summarize the levels of fair value measurements of our financial assets and liabilities as of December 31, 2021 and March 31, 2021:

As of December 31, 2021

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investment in Starrise, at fair value	$7,896	$—	$—	$7,896
	$7,896	$—	$—	$7,896

Liabilities:
Current portion of earnout consideration on purchase of a business	$—	$—	292	292
Earnout consideration on purchase of a business, net of current portion	$—	$—	1,236	1,236
	$—	$—	$1,528	$1,528

As of March 31, 2021

(in thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$1,000	$—	$—	$1,000
Equity investment in Starrise, at fair value	6,443	—	—	6,443
	$7,443	$—	$—	$7,443

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the three and nine months ended December 31, 2021 and 2020, no impairment charge was recorded from operations for long-lived assets or finite-lived assets.

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

No goodwill impairment charge was recorded in the nine months ended December 31, 2021 and 2020.

Gross amounts of goodwill and accumulated impairment charges that we have recorded are as follows:

(In thousands)
Goodwill at March 31, 2021	$8,701
Goodwill from business combinations – see Note 4	4,958
Goodwill at December 31, 2021	$13,659

REVENUE RECOGNITION

We determine revenue recognition by:

●	identifying the contract, or contracts, with the customer;

●	identifying the performance obligations in the contract;

●	determining the transaction price;

●	allocating the transaction price to performance obligations in the contract; and

●	recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services.

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

Cinema Equipment Business

Our Cinema Equipment Business consists of financing vehicles and administrators for 1,631 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 2,978 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

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

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we typically pursue the sale of the Systems to such exhibitors. Cinedigm recognizes revenue once the customer takes possession of the Systems and Cinedigm received the sale proceeds. Such sales were originally contemplated as the conclusion of the digital cinema deployment plan.  Total system sales revenue recognized was $1.3 million and $66 thousand, during the three months ended December 31, 2021 and 2020, respectively. Total system sales revenue recognized was $9.1 million and $157 thousand, during the nine months ended December 31, 2021 and 2020, respectively. Revenues earned in connection with up front exhibitor contributions are deferred and recognized over the expected cost recoupment period.

Exhibitors who purchased and own Systems using their own financing in Phase II of the Cinema Equipment Business paid us an upfront activation fee of approximately $2.0 thousand per screen (the “Exhibitor-Buyer Structure”). Upfront activation fees were recognized in the period in which these Systems were delivered and ready for content, as we had no further obligations to the customer after that time and collection was reasonably assured. In addition, we recognize activation fee revenue of between $1.0 thousand and $2.0 thousand on Phase II Deployment Systems and for Systems installed by CDF2 Holdings, a related party, (See Note 3 - Other Interests) upon installation and such fees are generally collected upfront upon installation. Our services division manages and collects VPFs on behalf of exhibitors, for which it earns an administrative fee equal to 10% of the VPFs collected.

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

Content & Entertainment Business

CEG earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, video on demand (“VOD” or “OTT Streaming and Digital”), and physical goods (e.g., DVDs and Blu-ray Discs) (“Physical Revenue” or “Base Distribution Business”). Fees earned are typically a percentage based on the net amounts received from our customers. Depending upon the nature of the agreements with the platform and content providers, the fee rate that we earn varies. The Company’s performance obligations include the delivery of content for transactional, subscription and ad supported/free ad-supported streaming TV (“FAST”)   on the digital platforms, and shipment of DVDs and Blu-ray Discs. Revenue is recognized at the point in time when the performance obligation is satisfied, which is when the content is available for subscription on the digital platform, at the time of shipment for physical goods, or point-of-sale for transactional and VOD services as the control over the content or the physical title is transferred to the customer. The Company considers the delivery of content through various distribution channels to be a single performance obligation. Physical revenue is recognized after deducting the reserves for sales returns and other allowances, which are accounted for as variable consideration.

Physical goods reserved for sales returns and other allowances are recorded based upon historical experience. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required.

CEG also has contracts for the theatrical distribution of third party feature movies and alternative content. CEG’s distribution fee revenue and CEG’s participation in box office receipts are recognized at the time a feature movie and alternative content are viewed. CEG has the right to receive or bill a portion of the theatrical distribution fee in advance of the exhibition date, and therefore such amount is recorded as a receivable at the time of execution, and all related distribution revenue is deferred until the third party feature movies’ or alternative content’s theatrical release date.

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

The ending deferred revenue balance as of December 31, 2021 was $0.3 million. For the three and nine months ended December 31, 2021 and 2020, respectively, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

During the three months ended December 31, 2021 and 2020, $0.3 million and $1.2 million, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. During the nine months ended December 31, 2021 and 2020, $0.6 million and $2.5 million, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. As of December 31, 2021, the aggregate amount of contract revenue allocated to unsatisfied performance obligations was $0.3 million. This amount is to be recognized during January and February of 2022.

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

The following tables present the Company’s revenue categories for the three and nine months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Cinema Equipment Business:
Phase I Deployment	$133	$281	$372	$424
Phase II Deployment	87	367	891	1,067
Services	506	196	1,171	481
Digital System Sales	1,334	66	9,110	186
Total Cinema Equipment Business revenue	$2,060	$910	$11,544	$2,158

Content & Entertainment Business:
Base Distribution Business	$3,668	$4,152	$6,368	$9,218
OTT Streaming and Digital	8,356	4,892	21,290	11,778
Total Content & Entertainment Business revenue	$12,024	$9,044	$27,658	$20,996

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

We had net income for the nine months ended December 31, 2021, and therefore the impact of potentially dilutive common shares from outstanding stock options, stock appreciation rights, and warrants, totaling 3,603,491 shares for the nine months ended December 31, 2021, respectively, was included in the computations of diluted earnings per share. For the three months ended December 31, 2021, 12,088,473 potentially dilutive shares have been excluded from the diluted loss per share as their impact would have been antidilutive. We had a net loss for the three months ended December 31, 2021 and therefore no dilution as basic and diluted loss per share are the same for the period. The calculation of diluted net income per share for the nine months ended December 31, 2021 does not include the impact of 8,484,982 potentially dilutive shares relating to stock options, stock appreciation rights, and warrants as their impact would have been anti-dilutive as their exercise prices are above the Company’s average Common Stock price during the period.

We incurred net losses for the three and nine months ended December 31, 2020, and therefore the impact of potentially dilutive common shares from outstanding stock options and warrants, totaling 9,040,138 shares as of December 31, 2020, were excluded from the computations of loss per share as their impact would have been anti-dilutive.

COMPREHENSIVE INCOME (LOSS)

As of the three and nine months ended December 31, 2021 and 2020, comprehensive income (loss) consisted of net loss and foreign currency translation adjustments.

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

As of December 31, 2021 and March 31, 2021, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable was $0.7 million and $0.3 million as of December 31, 2021 and March 31, 2021, respectively, which are included in accounts receivable, net on the accompanying consolidated balance sheets.

The accompanying Consolidated Statements of Operations include $0.5 million and $83 thousand of digital cinema servicing revenue from CDF2 Holdings for the nine months ended December 31, 2021 and 2020, respectively. The accompanying Consolidated Statements of Operations include $0.2 million and $47 thousand of digital cinema servicing revenue from CDF2 Holdings for the three months ended December 31, 2021 and 2020, respectively.

Total Stockholders’ Deficit of CDF2 Holdings at December 31, 2021 and March 31, 2021 was $52.9 million and $46.3 million, respectively. We have no obligation to fund the operating loss or the stockholders’ deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of December 31, 2021 and March 31, 2021 is carried at $0.

Majority Interest in CONtv

We own an 85% interest in CON TV, LLC, a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the Internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets.

4. BUSINESS COMBINATION

FoundationTV, Inc.

On May 12, 2021, the Company entered into a stock purchase agreement (the “Foundation Stock Purchase Agreement”) with FoundationTV, Inc. (“FoundationTV”), to buy all of FoundationTV´s issued and outstanding stock in consideration of an aggregate of $5.2 million, of which $0.7 million was paid in cash and 1,483,129 shares of Common Stock, which were valued at $2.5 million, were issued at closing stock price of $1.69 on the closing date of June 9, 2021, and an additional $2.0 million will be paid in eight equal installments of one installment on each six month anniversary of closing over forty-eight months, and a final lump sum payment of $225 thousand on the four year anniversary of the closing, reduced by $0.2 million settlement of a prior relationship. The Foundation Stock Purchase Agreement contained certain conditions to closing, including that the Company obtain approval of its stockholders, applicable lenders, and regulatory authorities, as applicable, and representations and warranties and covenants as are customary for transactions of this type. On June 9, 2021, the FoundationTV acquisition was consummated. The Company incurred transaction costs of $36 thousand during the nine months ended December 31, 2021. As of December 31, 2021, the deferred consideration initially measured by bringing to present value the agreed-upon cash payments discounted by a 3% rate, includes a $0.5 million short-term payable and a long-term payable for $1.5 million.

Purchase Price
Purchase Price	$5,237
Total purchase price	$5,237

Allocation of purchase price
Developed technology	3,200
Goodwill	2,037
Total allocation of purchase price	$5,237

The developed technology acquired in this transaction has a useful life of 10 years. During the three and nine months ended December 31, 2021, the Company recorded $80 thousand and $160 thousand in amortization expense related to the developed technology acquired in the acquisition.

Below is the amortization expense per year for the developed technology acquired in the business combination:

2022 (remaining)	$80
2023	320
2024	320
2025	320
2026	320
2027	320
2028	320
2029	320
2030	320
2031	320
2032	80
Total	$3,040

Bloody Disgusting, LLC

On September 17, 2021, the Company entered into an asset purchase agreement (the “Bloody Disgusting Asset Purchase Agreement”) with Bloody Disgusting, LLC (“Bloody Disgusting”), to buy substantially all of the assets of Bloody Disgusting, in consideration of an aggregate of $7.8 million, of which $4.0 million was paid in cash and 1,039,501 shares of Common Stock, which were valued at $2.3 million, were issued at closing stock price of $2.23 on the closing date of September 17, 2021, and $1.5 million as of the fair value of the earnout liability, related to earnout targets, as defined, to be met as of March 2022, March 2023 and March 2024. The fair value of the earnout liability was estimated considering the weighted probability of scenarios on the earnout metrics possible outcomes during the earnout period. The Bloody Disgusting Asset Purchase Agreement contained certain conditions to closing and representations and warranties and covenants as are customary for transactions of this type. On September 17, 2021, the Bloody Disgusting acquisition was consummated. The Company incurred transaction costs of $40 thousand during the nine months ended December 31, 2021. During the three months ended December 31, 2021, the Company finalized the measurement of the assets acquired.

Purchase Price
Purchase Price	$7,780
Total purchase price	$7,780

Allocation of purchase price
Current assets	9
Advertiser relationships	3,750
Trade name	1,100
Goodwill	2,921
Total allocation of purchase price	$7,780

The advertiser relationships acquired in this transaction has a useful life of 12 years and the trade name acquired has a useful life of 10 years. During the three and nine months ended December 31, 2021, the Company recorded $105 thousand in amortization expense related to the intangible assets acquired.

Below is the amortization expense per year for the intangible assets acquired in the business combination:

	Advertiser relationships	Trade name	Total
2022 (remaining)	$78	$28	$106
2023	313	110	423
2024	313	110	423
2025	313	110	423
2026	313	110	423
2027	313	110	423
2028	313	110	423
2029	313	110	423
2030	313	110	423
2031	313	110	423
2032	313	55	368
2033	313	—	313
2034	151	—	151
Total	3,672	1,073	$4,745

5. NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2021		March 31, 2021
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Prospect Loan	$—	$—	$7,786	$—
Total non-recourse notes payable	—	—	7,786	—
Total non-recourse notes payable, net of unamortized debt issuance costs and debt discounts	$—	$—	$7,786	$—
Credit Facility	$—	$—	$1,956	$—
PPP Loan	—	—	—	2,152
Total recourse notes payable	—	—	1,956	2,152
Total recourse notes payable, net of unamortized debt issuance costs and debt discounts	$—	$—	$1,956	$2,152
Total notes payable, net of unamortized debt issuance costs	$—	$—	$9,742	$2,152

Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to defaults is limited to the value of the asset, which is collateral for the debt. Certain of our subsidiaries are liable with respect to, and their assets serve as collateral for, certain indebtedness for which our assets and the assets of our other subsidiaries that are not parties to the transaction are generally not liable. We have referred to this indebtedness as “non-recourse debt” because the recourse of the lenders is limited to the assets of specific subsidiaries. Such indebtedness includes the Prospect Loan.

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

Collections of CDCH accounts receivable were deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the Prospect Loan. On a quarterly basis, if there was excess cash flow, it was used for prepayment of the Prospect Loan. We also maintained a debt service fund under the Prospect Loan for future principal and interest payments. As of December 31, 2021, and March 31, 2021, the debt service fund had a balance of $0 and $1.0 million, respectively, which was classified as part of restricted cash on our Consolidated Balance Sheets.

On March 4, 2021, CDCH, AccessDM, Phase 2 DC, Christie/AIX, Inc., Cinedigm Digital Funding I, LLC, certain Lenders, and Prospect Capital Corporation, as administrative agent and collateral agent, entered into Amendment No. 3 (the “Prospect Amendment”) to the Term Loan Agreement. Under the Prospect Amendment, the maturity date of the loan under the Term Loan Agreement was extended to March 31, 2022. As a condition to the effectiveness of the Amendment, CDCH paid $3,500,000 to Prospect to reduce the outstanding principal amount of the Loan.

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

The following table summarizes the activity related to the Prospect Loan:

	As of
(In thousands)	December 31, 2021	March 31, 2021
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	8,016	6,397
Payments to date	(78,016)	(68,611)
Prospect Loan, gross	$—	$7,786
Less unamortized debt issuance costs and debt discounts	—	—
Prospect Loan, net	—	7,786
Less current portion	—	(7,786)
Total long term portion	$—	$—

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

On July 3, 2019, the Company entered into an amendment to the Credit Facility (the “EWB Amendment”). The EWB Amendment reduced the size of the facility to $18.0 million, required certain prepayments and daily cash sweeps from collections of receivables to be made, changed in certain respects how the borrowing base is calculated, and extended the maturity date to June 30, 2020. In connection with the EWB Amendment, three of our subsidiaries became Guarantors under the Credit Facility. On June 25, 2020, the Company and East West Bank amended the Credit Facility to extend the maturity of the Credit Facility to June 30, 2021 and waive events of default provisions. On June 22, 2021, the maturity date of the Credit Facility was extended to September 28, 2021. During this extension period, unless an amendment had been entered into, we were not able to access any additional borrowings under the Credit Facility. The September 28, 2021 expiration date has passed and the agreement was not extended.

As of December 31, 2021 and March 31, 2021, there was $0 and $2.0 million outstanding, respectively, and there was no availability under the Credit Facility based on the Company’s borrowing base as of December 31, 2021.

PPP Loan

On April 15, 2020, the Company received $2.2 million from East West Bank, the Company’s existing lender, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 10, 2022 (the “PPP Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the PPP Maturity Date. The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts were intended to be eligible for forgiveness, subject to the provisions of the CARES Act, and could be subject to repayment. On July 7, 2021, the Company received notification from the lender that the U.S. Small Business Administration had approved the Company’s PPP Loan forgiveness application for the entire PPP Loan amount and accrued interest effective June 30, 2021.

6. STOCKHOLDERS’ EQUITY

COMMON STOCK

Authorized Class A Common Stock

On October 11, 2021, the Company filed a Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation, pursuant to which the number of shares of Class A common stock authorized for issuance was increased to 275,000,000 shares.

During the nine months ended December 31, 2021, we issued 8,642,648 shares of Common Stock which consist of the sale of shares of our Class A common stock, issuance of Common Stock for business combination, the issuances of Common Stock in payment of preferred stock dividends and in payment of board retainer fees.

PREFERRED STOCK

Cumulative dividends in arrears on preferred stock were $0.1 million and $0.1 million as of December 31, 2021 and March 31, 2021, respectively. In May 2021 and October 2021, we paid preferred stock dividends in arrears in the form of 53,278 and 102,697 shares of Class A common stock, respectively.

TREASURY STOCK

We have treasury stock, at cost, consisting of 1,315,851 and 1,313,836 shares of Class A common stock at December 31, 2021 and March 31, 2021, respectively.

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

As of December 31, 2021, there were 217,837 stock options outstanding in the 2000 Plan with weighted average exercise price of $14.49 and a weighted average contract life of 1.42 years. As of March 31, 2021, there were 261,587 shares pursuant to stock options outstanding in the Plan with weighted average exercise price of $14.99 and a weighted average contract life of 2.11 years. A total of 43,500 options expired and 250 options forfeited during the three and nine months ended December 31, 2021.

Options outstanding under the 2000 Plan as of December 31, 2021 is as follows:

As of December 31, 2021
Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$7.40 - $13.69	5,000	3.50	$7.40	$—
$14.00 - $24.40	212,837	1.37	14.65	—
	217,837			$—

An analysis of all options exercisable under the 2000 Plan as of December 31, 2021 is presented below:

Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
217,837	1.42	$14.49	—

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

During the nine months ended December 31, 2021, the Company granted 1,807,625 stock appreciation rights (“SARs”). The SARs were granted under the Company’s 2017 Equity Incentive Plan (the “2017 Plan), except for 600,000 SARs granted to an officer of the Company as an inducement grant. All SARs issued have an exercise price equal to the fair value of the Company’s Class A common stock on the date of grant and a maturity date of 10 years. The SARs were valued on the grant date utilizing an option pricing model, as follows:

Grant Date: May 23, 2021 – November 30, 2021

Maturity Date: May 23, 2031 – November 30, 2031

Exercise price: $1.29 - $2.56

Volatility: 110.32% - 114.42%

Discount rate: 0.96% - 1.50%

Expected term: 6 – 6.5 years

Stock appreciation rights outstanding under the 2017 Plan as of December 31, 2021 is as follows:

As of December 31, 2021
Range of Prices	SAR´s Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$0.54 - $0.74	5,550,000	8.99	$0.64	$3,131
$1.16 - $1.47	2,050,860	8.15	1.37	—
$1.71 - $2.10	2,680,738	9.16	1.97	—
$2.23 - $2.56	394,375	9.85	2.33	—
	10,675,973			$3,131

An analysis of all stock appreciation rights exercisable under the 2017 Plan as of December 31, 2021 is presented below:

Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
2,712,610	7.26	$1.16	775

Employee and director stock-based compensation expense related to our stock-based awards was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2021	2020	2021	2020
Selling, general and administrative	$1,349	$960	$3,278	$2,172
	$1,349	$960	$3,278	$2,172

Total SARs outstanding are as follows:

Nine Months Ended December 31, 2021
SARs Outstanding March 31, 2021	9,154,933
Issued	1,807,625
Forfeited	(286,585)
Total SARs Outstanding December 31, 2021	10,675,923

There was $1 thousand and $1thousand of stock-based compensation recorded for the nine months ended December 31, 2021 and 2020, respectively, related to employees’ restricted stock awards. There was $0 thousand and $1thousand of stock-based compensation recorded for the three months ended December 31, 2021 and 2020, respectively, related to employees’ restricted stock awards.

There was $290 thousand and $131 thousand of stock-based compensation for the nine months ended December 31, 2021 and 2020, respectively, related to board of directors. There was $107 thousand and $65 thousand of stock-based compensation for the three months ended December 31, 2021 and 2020, respectively, related to board of directors. During the nine months ended December 31, 2021, the Company issued 245,887 shares to the board of directors.

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN

In October 2013, we issued options outside of the 2000 Plan to 10 individuals who became employees as a result of a business combination. The employees received options to purchase an aggregate of 62,000 shares of our Class A Common Stock at an exercise price of $17.50 per share. The options were fully vested as of October 2017 and expire 10 years from the date of grant, if unexercised. As of December 31, 2021, 12,500 of such options remained outstanding.

WARRANTS

The following table presents information about outstanding warrants to purchase shares of our Class A common stock as of December 31, 2021. All of the outstanding warrants are fully vested and exercisable.

Recipient	Amount outstanding	Expiration	Exercise price per share
5-year Warrant issued to BEMG in connection with a term loan agreement	1,400,000	December 2022	$1.80

Warrants for the purchase of 298,519 shares of Common Stock expired unexercised during the nine months ended December 31, 2021.

7. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company does not believe it is party to any claim or litigation the outcome of which, if determined adversely to the Company, would individually or in the aggregate be reasonably expected to have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of December 31, 2021 and March 31, 2021:

(In thousands)	Classification on the Balance Sheet	December 31, 2021	March 31, 2021
Assets
Noncurrent	Operating lease right-of-use asset	$16	$100
Liabilities
Current	Operating leases – current portion	16	87
Noncurrent	Operating leases – long-term portion	—	13
Total operating lease liabilities		$16	$100

Lease Costs

The table below presents certain information related to lease costs for leases:

	Nine months Ended	Nine months Ended
(In thousands)	December 31, 2021	December 31, 2020
Operating lease cost	$90	$160
Total lease cost	$90	$160

Other Information

The table below presents supplemental cash flow information related to leases:

	Nine months Ended	Nine months Ended
(In thousands)	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	13	162
Operating cash flows used for operating leases	$13	$162

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

8. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended December 31,
(In thousands)	2021	2020
Cash interest paid	$701	$3,014
Income taxes paid	79	—
noncash investing and financing activities:
Accrued dividends on preferred stock	89	89
Issuance of Class A common stock for payment of accrued preferred stock dividends	267	267
Issuance of Class A common stock to Starrise, a related party	—	11,046
Contributed capital under the Starrise transaction, a related party	—	17,187
Settlement of second lien loan with Class A common stock	—	3,008
Conversion of note payable	—	15,000
Class A common stock to be issued in connection with the asset acquisition	—	1,853
Issuance of Class A common stock for business combination	4,824	—
Starrise shares used to pay down vendors	—	897
Treasury shares acquired for withholding taxes	5	—
Deferred consideration in purchase of a business	1,980	—
Earnout consideration in purchase of a business	1,461	—

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
Cinema Equipment Business

Financing vehicles and administrators for 1,631 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 2,978 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

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

Content & Entertainment Business	Leading independent streaming company of content and channels. We collaborate with producers and other content owners to market, source, curate and distribute independent content to targeted and under-served audiences in theatres and homes, and via mobile and emerging platforms.

The following tables present certain financial information related to our reportable segments and Corporate:

	As of December 31, 2021
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non- Recourse	Notes Payable	Operating lease liabilities
Cinema Equipment Business	$—	$—	$22,910	$—	$—	$—
Content & Entertainment Business	15,672	13,659	54,909	—	—	—
Corporate	—	—	21,735	—	—	16
Total	$15,672	$13,659	$99,554	$—	$—	$16

	As of March 31, 2021
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non- Recourse	Notes Payable	Operating lease liabilities
Cinema Equipment Business	$—	$—	$13,169	$7,786	$—	$1
Content & Entertainment Business	9,858	8,701	42,733	—	—	69
Corporate	2	—	19,544	—	4,108	30
Total	$9,860	$8,701	$75,446	$7,786	$4,108	$100

	Statements of Operations
	Three Months Ended December 31, 2021
	(in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$2,060	$12,024	$—	$14,084
Direct operating (exclusive of depreciation and amortization shown below)	139	6,320	—	6,459
Selling, general and administrative	496	3,701	3,539	7,736
Allocation of corporate overhead	143	964	(1,107)	—
Provision for (recovery of) doubtful accounts	(397)	19	—	(378)
Depreciation and amortization of property and equipment	196	138	2	336
Amortization of intangible assets	—	693	2	695
Total operating expenses	577	11,835	2,436	14,848
Income (loss) from operations	$1,483	$189	$(2,436)	$(764)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	552	797	1,349
Total stock-based compensation	$—	$552	$797	$1,349

	Statements of Operations
	Three Months Ended December 31, 2020 (in thousands)
	Cinema Equipment Business	Content & Entertainment	Corporate	Consolidated
Revenues	$910	$9,044	$—	$9,954
Direct operating (exclusive of depreciation and amortization shown below)	150	4,235	—	4,385
Selling, general and administrative	524	2,244	2,593	5,361
Allocation of corporate overhead	143	964	(1,107)	—
Provision for doubtful accounts	70	—	—	70
Depreciation and amortization of property and equipment	706	108	8	822
Amortization of intangible assets	8	588	1	597
Total operating expenses	1,601	8,139	1,495	11,235
Loss from operations	$(691)	$905	$(1,495)	$(1,281)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

	Cinema Equipment Business	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	39	921	960
Total stock-based compensation	$—	$39	$921	$960

	Statements of Operations
	Nine Months Ended December 31, 2021
	(in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$11,544	$27,658	$—	$39,202
Direct operating (exclusive of depreciation and amortization shown below)	560	13,863	—	14,423
Selling, general and administrative	1,356	9,999	9,583	20,938
Allocation of corporate overhead	412	2,763	(3,175)	—
(Recovery of) provision for doubtful accounts	(500)	82	—	(418)
Depreciation and amortization of property and equipment	1,001	422	2	1,425
Amortization of intangible assets	—	2,236	2	2,238
Total operating expenses	2,829	29,365	6,412	38,606
Income (loss) from operations	$8,715	$(1,707)	$(6,412)	$596

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	1,063	2,215	3,278
Total stock-based compensation	$—	$1,063	$2,215	$3,278

	Statements of Operations
	Nine Months Ended December 31, 2020 (in thousands)
	Cinema Equipment Business	Content & Entertainment	Corporate	Consolidated
Revenues	$2,158	$20,996	$—	$23,154
Direct operating (exclusive of depreciation and amortization shown below)	504	10,890	—	11,394
Selling, general and administrative	1,704	6,667	6,998	15,369
Allocation of corporate overhead	438	2,883	(3,321)	—
Recovery for doubtful accounts	(123)	—	—	(123)
Depreciation and amortization of property and equipment	3,348	312	31	3,691
Amortization of intangible assets	23	1,752	3	1,778
Total operating expenses	5,892	22,504	3,711	32,109
Income (loss) from operations	$(3,736)	$(1,508)	$(3,711)	$(8,955)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

	Cinema Equipment Business	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	91	2,081	2,172
Total stock-based compensation	$—	$91	$2,081	$2,172

10. INCOME TAXES

We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions. We recorded an income tax benefit of approximately $26 thousand and $576 thousand for the three and nine months ended December 31, 2021, respectively. We recorded an income tax benefit of approximately $0 and $181 thousand for the three and nine months ended December 31, 2020, respectively. We have not recorded tax benefits on our loss before income taxes because we have provided for a full valuation allowance that offsets potential deferred tax assets resulting from net operating loss carry forwards, reflecting our inability to use such loss carry forwards.

Our effective tax rate for the nine months ended December 31, 2021 and 2020 was negative 14.0% and 0.3%, respectively.

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

11. SUBSEQUENT EVENTS

Equity purchase announcement

On January 4, 2022, the Company entered into an Equity Purchase Agreement among the Company, and David Chu, Augustine Hong, Helen Hong, Michael Hong, Justin Lee, Steven Park, and Kingsoon Ong (collectively, the “Sellers”) and David Chu as representative of the Sellers (the “DMR Agreement”) to acquire all of the outstanding membership interests of Asian Media Rights, LLC d/b/a Digital Media Rights (“DMR”), a diversified specialty streaming, advertising, and content distribution company with significant expertise in building audiences for global content in North America (the “DMR Transaction”). The DMR Transaction is subject to certain closing conditions, including satisfactory financial and legal diligence, and the parties are working toward closing the transaction.

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

OVERVIEW

Since our inception, we have played a significant role in the digital distribution revolution that continues to transform the media landscape. In addition to our pioneering role in transitioning approximately 12,000 movie screens from traditional analog film prints to digital distribution, we have become a leading distributor of independent content, both through organic growth and acquisitions. We distribute digital and physical products for major brands such as the Hallmark Channel, Televisa, ITV, Nelvana, ZDF, Konami, NFL, NHL and Aniplex. We collaborate with producers, international and domestic content creators of movies, television series and short form content to market, source, curate and distribute quality content to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to, Apple, Amazon Prime, Netflix, Hulu, Xbox, Tubi, Roku, Pluto TV, and cable video-on-demand (“VOD”), and (ii) physical goods, including DVD and Blu-ray Discs, to Walmart, Target, Amazon and others.

We report our financial results in two primary segments as follows: (1) cinema equipment business and (2) content and entertainment business (“Content & Entertainment” or “CEG”). The cinema equipment business segment consists of the non-recourse, financing vehicles and administrators for our digital cinema equipment (the “Systems”) installed in movie theatres throughout North America and several international countries. It also provides fee-based support to over 4,609 movie screens as well as directly to exhibitors and other third-party customers in the form of monitoring, billing, collection and verification services. Our Content & Entertainment segment is a market leader in: (1) ancillary market aggregation and distribution of entertainment content and (2) branded and curated over-the-top (“OTT”) digital network business providing entertainment channels and applications.

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

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we typically pursue the sale of the Systems to such exhibitors. Cinedigm recognizes revenue once the customer takes possession of the systems and is predicated on Cinedigm’s receipt of sale proceeds. Such sales were originally contemplated as the conclusion of the digital cinema deployment plan.

We are structured so that our cinema equipment business segment operates independently from our Content & Entertainment business. As of December 31, 2021, we had no non-recourse outstanding debt principal that relates to, and is serviced by, our cinema equipment business. We had no outstanding debt principal, as of December 31, 2021 that is attributable to our Content & Entertainment segment and Corporate.

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

As part of our Cinema Equipment business, the Company earns revenue when movies are exhibited in theatres. As vaccines became readily available and COVID-19 cases decreased, major studios continued to release tentpole films in the theatrical markets as box office results steadily showed improvement in the three months ending December 31, 2021.  However, the number of wide releases remains below pre-pandemic levels in this quarter as studios continue to shuffle release dates and test theatrical windows.  The Canadian government tightened Movie Theatre restrictions amid a Covid surge due to the Omicron variant as well as shuttering all Quebec theatres during this quarter.  Movie theatres in the U.S. remained open and continued to follow NATO CinemaSafe protocols in an effort to help reinforce consumer confidence in the safety of the theatrical moviegoing experience

Longer term, there may be a shift in consumer preference towards digital consumption over theatrical viewing. Studios may reduce their theatrical slates to tentpoles and certain genres releasing other content directly on their own streaming services first. If fewer movies are released theatrically, this shift to digital viewing reduces revenue opportunities for virtual print fees and sales of digital cinema equipment. While the Company has been encouraged by the pace of mass vaccinations, spikes or the emergence of new variants could require future closures, which impact the Cinema Equipment business.

In connection with the CEG business, if larger branded companies choose to make their content available earlier on their own streaming platforms, this could limit our ability to monetize this content on a transactional digital basis, as consumers can access it via the company’s own streaming platform such as Hallmark Movies Now. However, most content suppliers including filmmakers and producers, do not have their own streaming platforms and rely on us for distribution through our digital home entertainment business and OTT digital networks.  As a result, this risk is limited, and our digital distribution capabilities and digital networks provide us with the opportunity to take advantage of this consumer shift towards digital consumption.

Over the first year and a half of the COVD-19 pandemic, film and TV production slowed-down and independent producers and filmmakers had to either suspend or delay their productions due to rising infection rates and the high costs of appropriate COVID-19 production protocols. As a result, there are fewer available films to acquire, so our pipeline for content from completed films and co-productions has been negatively impacted. In addition, with the rise of new variants, productions may be at risk again of shutting down, being delayed or having prohibitive COVID-compliant costs which would further limit available content to acquire.

The COVID-19 pandemic has also resulted in an acceleration of cord-cutting, and, as more consumers move away from cable and satellite, this could lead to a decrease in cable/satellite TV VOD revenues, as well as a decrease in licensing fees as Pay One window budgets shift from licensing and towards originals.  However, given the overall shift towards digital consumption, these risks may be offset by increased revenues from transactional, subscription and ad supported/FAST platforms, including our own owned and operated digital network business.

Liquidity

We have incurred net losses historically and have an accumulated deficit of $469.7 million and our working capital is $2.9 million as of December 31, 2021. We may continue to generate net losses for the foreseeable future. In addition, we have had debt-related contractual obligations. Upon a series of payments between April 30 and July 9, 2021, the Company paid in full the Prospect Loan (as defined below) non-recourse debt amount by paying an aggregate principal amount of $7.8 million. As of December 31, 2021 there was $0 million principal outstanding and there was no availability under the Credit Facility which expired on September 28, 2021. Net cash provided by operating activities for the nine months ended December 31, 2021 was $4.7 million. Based on these conditions and the Company´s financing strategies, the Company entered into the transactions described below:

Capital Raises

On February 2, 2021, the Company entered into a securities purchase agreement with a single institutional investor for the purchase and sale of 5,600,000 shares of our Class A common stock, par value $0.001 per share (the “Common Stock”) at a purchase price of $1.25 per share, in a registered direct offering, pursuant to an effective shelf registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission on July 10, 2020 (File No. 333-239710) (the “2020 Shelf Registration Statement”) and an applicable prospectus supplement. The closing of the sale occurred on February 5, 2021. The aggregate gross proceeds for the sale were approximately $7.0 million. The net proceeds to the Company from the sale, after deducting the fees of the placement agent but before paying the Company’s estimated offering expenses, was approximately $6.5 million.

In July 2020, we entered into an At-the-Market sales agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) and B. Riley FBR, Inc. (“B. Riley” and, together with A.G.P., the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of Common Stock at the market prices prevailing on Nasdaq at the time of the sale of such shares. The Company is not obligated to sell any shares under the ATM Sales Agreement. Any sales of shares made under the ATM Sales Agreement will be made pursuant to the 2020 Shelf Registration Statement for an aggregate offering price of up to $30 million. During the quarter ended December 31, 2021, we did not sell any shares of Common Stock under the ATM Sales Agreement. The 2020 Shelf Registration Statement is unavailable to us, and accordingly we cannot sell any shares of Common Stock under the ATM Sales Agreement, until September 1, 2022.

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

As of December 31, 2021, there is still approximately $38.0 million remaining unsold under the 2020 Shelf Registration Statement.

Sale of Cinematic Equipment

On March 17, 2021, the Company entered into two separate agreements for the sale of cinematic equipment to American Multi-Cinema, Inc. (“AMC”), The agreements included the sale in tranches of a total of 2,369 cinematic projectors starting in March 2021 and continuing through January 2023 for total cash consideration of $10.8 million. Through December 31, 2021, the Company recognized aggregate revenue for $9.1 million. A portion of the total proceeds were used to paydown the remaining outstanding balance of the Prospect Loan notes payable.

Equity Investment in a Related Party

On December 27, 2019, the Company entered into, and on February 14, 2020 amended, (see Note 2 – Summary of Significant Accounting Policies), a stock purchase agreement (as so amended, the “Starrise Stock Purchase Agreement”) with BeiTai Investment LP (“BeiTai”), a related party for accounting purposes of Cinedigm and Aim Right Ventures Limited (“Aim Right”), two shareholders of Starrise Media Holdings Limited, a leading Chinese entertainment company (“Starrise”), to buy from them an aggregate of 410,901,000 outstanding Starrise ordinary shares (the “Starrise Share Acquisition”). On February 14, 2020, the Company purchased 162,162,162 of the Starrise ordinary shares from BeiTai and issued BeiTai 21,646,604 shares of Common Stock in consideration therefor. The Starrise shares received were valued at approximately $25 million and the Company issued shares that were valued at approximately $11.2 million. On April 10, 2020, the Company, in accordance with the terms of the Starrise Stock Purchase Agreement, terminated its obligation to purchase Starrise ordinary shares from Aim Right under the Starrise Stock Purchase Agreement.

On April 10, 2020, the Company entered into another stock purchase agreement (the “April Starrise Stock Purchase Agreement”) with five (5) shareholders of Starrise – Bison Global Investment SPC – Bison Global No. 1 SP, Huatai Investment LP, Antai Investment LP, Mingtai Investment LP and Shangtai Asset Management LP – all of which are related parties to the Company, to buy an aggregate of 223,380,000 outstanding Starrise ordinary shares from them and for the Company to issue to them an aggregate of 29,855,081 shares of Common Stock as consideration therefor (the “April Starrise Share Acquisition”). On April 15, 2020, the April Starrise Share Acquisition was consummated and this transaction was also recorded as an equity investment in Starrise.

Starrise’s ordinary shares (HK 1616) are listed on the main board of the Stock Exchange of Hong Kong Limited. Based on the closing price of HKD 0.159 per share on February 11, 2022, calculated at an exchange rate of 7.8 Hong Kong Dollars to 1 US dollar, the market value of Cinedigm’s ownership in Starrise ordinary shares was approximately $7.4 million.

Borrowings

On June 22, 2021, the maturity date of the East West Credit Facility (as defined in Note 5 - Notes Payable) with East West Bank was extended from June 30, 2021 to September 28, 2021 and was not extended.

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

We believe the combination of: (i) our cash and cash equivalent balances at December 31, 2021 and (ii) expected cash flows from operations, as well as liquidity for our operational and capital needs, for twelve months from the filing of this report. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

Useful lives are determined based on an estimate of either physical or economic obsolescence, or both. During the three and nine months ended December 31, 2021 and 2020, we have neither made any revisions to estimated useful lives, nor recorded any impairment charges on our property, equipment and internal use software.

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

During the three and nine months ended December 31, 2021 and 2020, there were no impairment charges recorded on goodwill. In 2021, we elected to conduct a qualitative goodwill assessment and in 2020 we conducted a quantitative goodwill assessment. In determining fair value, we used various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects, economic or market trends and any regulatory changes that may occur. We estimated the fair value of the reporting unit using a net present value methodology, which is dependent on significant assumptions related to estimated future discounted cash flows, discount rates and tax rates. Certain of the estimates and assumptions that we used in determining the value of our CEG reporting unit are discussed in Note 2 - Summary of Significant Accounting Policies.

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

Cinema Equipment Business

Our Cinema Equipment Business consists of financing vehicles and administrators for 1,631 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 2,978 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

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

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we typically pursue the sale of the Systems to such exhibitors. Cinedigm recognizes revenue once the customer takes possession of the systems and is predicated on Cinedigm’s receipt of sale proceeds. Such sales were originally contemplated as the conclusion of the digital cinema deployment plan. Total system sales revenue recognized were $1.3 million and $66 thousand, during the three months ended December 31, 2021 and 2020, respectively. Total system sales revenue recognized were $9.1 million and $157 thousand, during the nine months ended December 31, 2021 and 2020, respectively.

Revenues earned in connection with up front exhibitor contributions are deferred and recognized over the expected cost recoupment period.

Exhibitors who purchased and own Systems using their own financing in Phase II of the Cinema Equipment Business paid us an upfront activation fee of approximately $2.0 thousand per screen (the “Exhibitor-Buyer Structure”). Upfront activation fees were recognized in the period in which these Systems were delivered and ready for content, as we had no further obligations to the customer after that time and collection was reasonably assured. In addition, we recognize activation fee revenue of between $1.0 thousand and $2.0 thousand on Phase II Deployment Systems and for Systems installed by CDF2 Holdings, a related party, (See Note 3 - Other Interests) upon installation and such fees are generally collected upfront upon installation. Our services division manages and collects VPFs on behalf of exhibitors, for which it earns an administrative fee equal to 10% of the VPFs collected.

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

The ending deferred revenue balance as of December 31, 2021 was $0.3 million. For the three and nine months ended December 31, 2021 and 2020, respectively, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

During the three months ended December 31, 2021 and 2020, $0.3 million and $1.2 million, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. During the nine months ended December 31, 2021 and 2020, $0.6 million and $2.5 million, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. As of December 31, 2021, the aggregate amount of contract revenue allocated to unsatisfied performance obligations was $0.3 million. This amount is to be recognized among January and February of 2022.

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

Results of Operations for the Three Months Ended December 31, 2021 and 2020

Revenues

	For the Three Months Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$2,060	$910	$1,150	126%
Content & Entertainment	12,024	9,044	2,980	33%
	$14,084	$9,954	$4,130	41%

The revenues in the Content & Entertainment Business segment increased by 33% for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The increase is attributed to organic growth and the addition of new streaming channels. In addition, the Company deployed new advertising technology from our streaming partner Amagi, which had a material impact on the Company’s advertising fill and click-per-thousand impression (“CPM”) rates.  The revenues in the Cinema Equipment Business segment increased by 126% for the three months ended December 31, 2021 compared to the three months ended December 31, 2020, primarily due to the terms of ongoing digital projector sales to exhibitors in the Cinedigm Equipment Business deployments.

Direct Operating Expenses

	For the Three Months Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$139	$150	$(11)	(7)%
Content & Entertainment	6,320	4,235	2,085	49%
	$6,459	$4,385	$2,074	47%

The decrease in direct operating expenses in the three months ended December 31, 2021 for the Cinema Equipment Business compared to the prior year period was primarily due to a decrease in property tax liabilities as assets were sold. The increase in direct operating expenses in the three months ended December 31, 2021 for the Content & Entertainment Business compared to the prior year period was primarily due to significant increase in revenue share to the OTT managed channels due to continued growth in revenue and distribution of $1,787 thousand as well as additive owned channel expense for Fandor, Screambox and Bloody Disgusting of $153 thousand.

Selling, General and Administrative Expenses

	For the Three Months Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$496	$524	$(28)	(5)%
Content & Entertainment	3,701	2,244	1,457	65%
Corporate	3,539	2,593	946	36%
	$7,736	$5,361	$2,375	44%

Selling, general and administrative expenses for the three months ended December 31, 2021 increased by $2.4 million primarily due to a $2.5 million increase in bonus incentive expense, additional personnel and stock-based compensation to management and employees, partially offset by $0.1 million less legal expense and $0.1 million less computer expense.

Bad Debt expense

The bad debt benefit recovery was $378 thousand and $70 thousand for the three months ended December 31, 2021 and 2020, respectively. These amounts are related to Cinema Equipment Business and Content & Entertainment accounts that are deemed uncollectable.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$196	706	(510)	(72)%
Content & Entertainment	138	108	30	28%
Corporate	2	8	(6)	(75)%
	$336	$822	$(486)	(59)%

Depreciation and amortization expense decreased in our Cinema Equipment Business Segment as the majority of our digital cinema projection systems reached the conclusion of their ten-year useful lives during the year ended March 31, 2021, leading to a lower fixed asset balance to be depreciated in the three months ended December 31, 2021. Content & Entertainment depreciation and amortization expense is higher due to newly developed internal software programs placed in service and an increase in streaming-related content acquisitions.

Interest expense, net

	For the Three Months Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$—	$629	$(629)	(100)%
Content & Entertainment	—	9	(9)	(100)%
Corporate	97	310	(213)	(69)%
	$97	$948	$(851)	(90)%

Interest expense in the Cinema Equipment Business segment decreased primarily as a result of satisfying debt balances compared to the prior period on the Prospect Loan. Interest expense in our Corporate segment decreased as a result of eliminating the loan balances from our Credit Facility.

Income Tax Benefit

We recorded income tax benefits of approximately $26 thousand and $0 for the three months ended December 31, 2021 and 2020, respectively.

Our effective tax rate for the three months ended December 31, 2021 and 2020 was 3.8% and 0%, respectively.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment, change in fair value on equity investment in Starrise and certain other items.

Consolidated Adjusted EBITDA (including the results of Cinema Equipment Business segment) for the three months ended December 31, 2021 increased by $434 thousand compared to the three months ended December 31, 2020. Adjusted EBITDA from our Cinema Equipment Business segment increased by $1.2 million primarily due to the terms of ongoing digital projector sales to related exhibitors in the Cinedigm deployments. Adjusted EBITDA from the Content & Entertainment business and Corporate segment decreased by $792 thousand for the three months ended December 31, 2021 compared to the three months ended December 31, 2020, due to the bonus incentive expense and additional headcount.

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

We present Adjusted EBITDA because we believe that Adjusted EBITDA is a useful supplement to net loss from continuing operations as an indicator of operating performance. We also believe that Adjusted EBITDA is a financial measure that is useful to both management and investors when evaluating our performance and comparing our performance with that of our competitors. We also use Adjusted EBITDA for planning purposes and to evaluate our financial performance because Adjusted EBITDA excludes certain incremental expenses or non-cash items, such as stock-based compensation charges, that we believe are not indicative of our ongoing operating performance.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	For the Three Months Ended December 31,
($ in thousands)	2021	2020
Net loss	$(404)	$(9,667)
Add Back:
Income tax expense (benefit)	(26)	—
Depreciation and amortization of property and equipment	336	822
Amortization of intangible assets	695	597
Loss on extinguishment of note payable	—	540
Interest expense, net	97	948
Change in fair value on equity investment in Starrise	(453)	6,751
Acquisition, integration and other expense	107	(66)
Recovery benefit of doubtful accounts	(378)	—
Stock-based compensation	1,349	960
Net income attributable to noncontrolling interest	19	23
Adjusted EBITDA	$1,342	$908

Adjustments related to the Cinema Equipment Business
Depreciation and amortization of property and equipment	$(196)	$(706)
Amortization of intangible assets	—	(8)
Stock-based compensation and expenses	—	—
Acquisition, integration and other expense	—	—
Provision for doubtful accounts	—	—
Other income	—	(32)
Income from operations	(1,483)	691
Adjusted EBITDA from non-cinema equipment business	$(337)	$853

Results of Operations for the Nine Months Ended December 31, 2021 and 2020

Revenues

	For the Nine Months Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$11,544	$2,158	$9,386	435%
Content & Entertainment	27,658	20,996	6,662	32%
	$39,202	$23,154	$16,048	69%

The revenues in the Content & Entertainment Business segment increased by 32% for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020. The increase is attributed to the addition of several new streaming channels, organic growth in existing channels, and an expansion of the Company’s distribution with new and existing Smart TV platforms. In addition, the Company deployed new advertising technology from our streaming partner Amagi, which had a material impact on the Company’s advertising fill and click-per-thousand impression (“CPM”) rates.  The revenues in the Cinema Equipment Business segment increased by 435% for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020. Cinema Equipment Business segment increased primarily due to the terms of ongoing digital projector sales to related exhibitors in the Cinedigm deployments.

Direct Operating Expenses

	For the Nine Months Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$560	$504	$56	11%
Content & Entertainment	13,863	10,890	2,973	27%
	$14,423	$11,394	$3,029	27%

The increase in direct operating expenses in the nine months ended December 31, 2021 for the Cinema Equipment Business compared to the prior year period was primarily due to an increase in property tax obligations in the beginning of the fiscal year for the Cinedigm owned projector assets. The increase in direct operating expenses in the nine months ended December 31, 2021 for the Content & Entertainment Business compared to the prior year period was primarily due to higher streaming and delivery costs driven by increases in revenue and distribution for managed channels, partially offset by a decrease in manufacturing and fulfillment of physical sales.

Selling, General and Administrative Expenses

	For the Nine Months Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$1,356	$1,704	$(348)	(20)%
Content & Entertainment	9,999	6,667	3,332	50%
Corporate	9,583	6,998	2,585	37%
	$20,938	$15,369	$5,569	36%

Selling, general and administrative expenses for the nine months ended December 31, 2021 increased by $5.6 million primarily due to a $4.9 million increase in bonus incentive expense, additional personnel and stock-based compensation to management and employees, $0.5 million for legal and accounting fees related to securities reporting and consulting, and $0.2 million for remote-working equipment and computer expense.

Bad Debt expense

The bad debt benefit recovery was $418 thousand and $123 thousand for the nine months ended December 31, 2021 and 2020, respectively. These amounts are related to Cinema Equipment Business and Content & Entertainment accounts that are deemed uncollectable.

Depreciation and Amortization Expense on Property and Equipment

	For the Nine Months Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$1,001	3,348	(2,347)	(70)%
Content & Entertainment	422	312	110	35%
Corporate	2	31	(29)	(94)%
	$1,425	$3,691	$(2,266)	(61)%

Depreciation and amortization expense decreased in our Cinema Equipment Business Segment as the majority of our digital cinema projection systems reached the conclusion of their ten-year useful lives during the year ended March 31, 2021 leading to a lower fixed asset balance to be depreciated in the nine months ended December 31, 2021. Content & Entertainment depreciation and amortization expense is higher for the newly developed internal software programs placed in service this year and an increase in streaming-related content acquisitions.

Interest expense, net

	For the Nine Months Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Cinema Equipment Business	$138	$1,830	$(1,692)	(92)%
Content & Entertainment	—	9	(9)	(100)%
Corporate	139	1,593	(1,454)	(91)%
	$277	$3,432	$(3,155)	(92)%

Interest expense in the Cinema Equipment Business segment decreased primarily as a result of eliminating debt balances compared to the prior period on the Prospect Loan. Interest expense in our Corporate segment decreased as a result of eliminating the loan balance from our Credit Facility, and other loans, in addition to the conversion of certain notes into shares of Class A common stock in the prior year period.

Income Tax Benefit

We recorded income tax benefits of approximately $576 thousand and $181 thousand for the nine months ended December 31, 2021 and 2020, respectively.

Our effective tax rate for the nine months ended December 31, 2021 and 2020 was negative 14.0% and 0.3%, respectively.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment, change in fair value on equity investment in Starrise and certain other items.

Consolidated Adjusted EBITDA (including the results of Cinema Equipment Business segment) for the nine months ended December 31, 2021 increased by $7.9 million compared to the nine months ended December 31, 2020. Adjusted EBITDA from our Cinema Equipment Business segment increased primarily due to the terms of ongoing digital projector sales to related exhibitors in the Cinedigm deployments. Adjusted EBITDA from the Content & Entertainment business and Corporate segment decreased by $1.7 million for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020, due to additional costs associated with the growth of streaming and digital business based on higher volume for streaming due to the pandemic and adding additional channels and content compared to the prior period.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	For the Nine Months Ended December 31,
($ in thousands)	2021	2020
Net income (loss)	$4,595	$(56,103)
Add Back:
Income tax benefit	(576)	(181)
Depreciation and amortization of property and equipment	1,425	3,691
Amortization of intangible assets	2,238	1,778
(Gain) loss on forgiveness of PPP loan and extinguishment of note payable	(2,178)	852
Interest expense, net	277	3,432
Change in fair value on equity investment in Starrise	(1,453)	42,377
Acquisition, integration and other expense	283	1,539
Recovery benefit of doubtful accounts	(418)	—
Stock-based compensation	3,278	2,172
Net income attributable to noncontrolling interest	23	60
Adjusted EBITDA	$7,494	$(383)

Adjustments related to the Cinema Equipment Business
Depreciation and amortization of property and equipment	$(1,001)	$(3,348)
Amortization of intangible assets	—	(23)
Stock-based compensation and expenses	—	—
Acquisition, integration and other expense	(11)	(32)
Provision for doubtful accounts	500	—
Income from operations	(8,715)	3,736
Adjusted EBITDA from non-cinema equipment business	$(1,733)	$(50)

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included herein.

Changes in our cash flows were as follows:

	For the Nine Months Ended December 31,
($ in thousands)	2021	2020
Net cash provided (used in) by operating activities	$4,746	$(16,776)
Net cash (used in) provided by investing activities	(5,031)	(110)
Net cash (used in) provided by financing activities	2,636	28,799
Net change in cash, cash equivalents, and restricted cash	$2,352	$11,913

As of December 31, 2021, we had cash and cash equivalents of $20.2 million.

As of December 31, 2020, we had cash, cash equivalents, and restricted cash balances of $27.2 million.

For the nine months ended December 31, 2021, net cash provided by operating activities was primarily driven by income from operations, excluding non-cash expenses such as depreciation, amortization, provision for doubtful accounts and stock-based compensation, including other changes in working capital. Additionally, during the nine months ended December 31, 2021, the Company paid down $32.6 million to vendors at both Content & Entertainment and Corporate. Operating cash flows from Content& Entertainment are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the other two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients for which initial expenditures are generally recovered within six to twenty four months. For the nine months ended December 31, 2021 revenues from the sale of digital projections Systems was $9.1 million.

For the nine months ended December 31, 2020, net cash provided by operating activities was primarily driven by loss from operations, excluding non-cash expenses such as depreciation, amortization, recovery for doubtful accounts and stock-based compensation, offset by changes in working capital. Additionally, during the nine months ended December 31, 2020, the Company paid down $22.0 million to vendors at both the CEG and Corporate. Cash received from VPFs declined from the previous year period as Phase I Deployment Systems in our Cinema Equipment Business reached the conclusion of their deployment payment period with certain major studios. Changes in accounts receivable from our studio customers largely impact cash flows from operating activities and vary based on the seasonality of movie release schedules by the major studios. Operating cash flows from CEG are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the other two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients for which initial expenditures are generally recovered within six to twelve months. Cash flows were also impacted as a result of COVID-19, as during the nine months ended December 31, 2020, theatres in many major markets remained closed throughout the third quarter causing the majority of major studios to move wide releases scheduled for the three months ended December 31, 2020 to future dates; however, the theatrical window before the streaming debut was shortened or eliminated to accommodate the lack of theatrical venues. Because our digital cinema business earns a VPF when a movie is first played on a System, the temporary theatre closures resulting from the COVID-19 pandemic resulted in reduced revenues.

For the nine months ended December 31, 2021, cash flows used in investing activities consisted of purchases of property and equipment of $292 thousand and the purchase of two businesses of $4.8 million related to the business combination for FoundationTV and the asset acquisition of Bloody Disgusting (as defined below).

For the nine months ended December 31, 2020, cash flows used in investing activities consisted of proceeds from the sale of Starrise shares of $0.8 million, purchases of property and equipment of $0.3 million, the sale of property and equipment of $0.2 million, and the purchase of intangible assets of $0.7 million related to the asset acquisition.

For the nine months ended December 31, 2021, net cash flows from financing activities consisted $12.4 million received in connection with the issuance of Class A common Stock, and cash flow used for payments of the remaining outstanding balances of approximately $7.8 million in notes payable and $2.0 million in Credit Facility.

For the nine months ended December 31, 2020, cash flows provided by financing activities consisted of payments of approximately $22.4 million in notes payable, offset by $12.8 million from Credit Facility draw, $36.2 million received in connection with the issuance of Class A Common Stock and the exercise of warrants, and $2.2 million received pursuant to the Payment Protection Program of the Coronavirus Aid, Relief and Economic Security Act.

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

Seasonality

Revenues from our Cinema Equipment Business segment derived from the collection of VPFs from motion picture studios are seasonal, coinciding with the timing of releases of movies by the motion picture studios. Generally, motion picture studios release the most marketable movies during the summer and the winter holiday season. The unexpected emergence of a hit movie during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. While CEG benefits from the winter holiday season, we believe the seasonality of motion picture exhibition is becoming less pronounced as the motion picture studios are releasing movies somewhat more evenly throughout the year.

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

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Operating Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in the Exchange Act), as of December 31, 2021. Based on such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures due to the material weaknesses identified in our internal control over financial reporting as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes, other than our remediation efforts discussed above, in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CINEDIGM CORP.

Date: February 14, 2022	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 14, 2022	By:	/s/ John K. Canning
John K. Canning Chief Financial Officer (Principal Financial Officer)