Form 10-K
period 2022-03-31
Cinedigm Corp.
filed 2022-07-01
CIK 1173204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-31810

Cinedigm Corp.

(Exact name of registrant as specified in its charter)

Delaware	22-3720962
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

264 West 40th Street, New York, NY	10018
(Address of principal executive offices)	(Zip Code)

(212) 206-8600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
CLASS A COMMON STOCK, PAR VALUE $0.001 PER SHARE	CIDM	NASDAQ GLOBAL MARKET

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes ☒ No ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer based on a price of $2.51 per share, the closing price of such common equity on the Nasdaq Global Market, as of September 30, 2021, was $326,631,850. For purposes of the foregoing calculation, all directors, officers and shareholders who beneficially own 10% of the shares of such common equity have been deemed to be affiliates, but the Company disclaims that any of such persons are affiliates.

As of June 27, 2022, 176,737,459 shares of Class A Common Stock, $0.001 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

CINEDIGM CORP.

i

FORWARD-LOOKING STATEMENTS

Various statements contained in this report or incorporated by reference into this report constitute “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “plan,” “intend” or “anticipate” or the negative thereof or comparable terminology, or by discussion of strategy. Forward-looking statements represent as of the date of this report our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. Such forward-looking statements are based largely on our current expectations and are inherently subject to risks and uncertainties. Our actual results could differ materially from those that are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, a number of factors, such as:

●	successful execution of our business strategy, particularly for new endeavors;

●	the performance of our targeted markets;

●	competitive product and pricing pressures;

●	changes in business relationships with our major customers;

●	successful integration of acquired businesses;

●	the content we distribute through our in-theatre, on-line and mobile services may expose us to liability;

●	general economic and market conditions;

●	our financial condition and financial flexibility, including, but not limited to, our ability to obtain necessary financing for our business as and when needed;

●	disruptions to our business due to the COVID-19 pandemic, including workforce inability to perform in the ordinary course due to illness or access restrictions; and

●	the other risks and uncertainties that are set forth in Item 1, “Business”, Item 1A “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

ii

PART I

ITEM 1. BUSINESS

OVERVIEW

Cinedigm Corp. was incorporated in Delaware on March 31, 2000 (“Cinedigm”, “us”, “our”, and “Company” refers to Cinedigm Corp. and its subsidiaries unless the context otherwise requires). Cinedigm is (i) a leading independent distributor and aggregator of independent music, television, and other short form content rights distributed across digital, over-the-top (OTT), physical, and home and mobile entertainment platforms as well as (ii) a leading servicer of digital cinema assets on over 2,843 domestic and several international countries.

Over the past several years, Cinedigm has transformed itself from being a digital cinema equipment and physical content distributor to a leading independent streaming company with the planned phasing out of its legacy projector division.

Cinedigm is a leading independent streaming entertainment company serving global enthusiast fan bases. Since our inception, we have played a significant role in the digital distribution revolution that continues to transform the media and entertainment landscape. Cinedigm delivers high-quality, curated content through subscription video on demand (SVOD) and dedicated ad-supported (AVOD) and free, ad-supported streaming linear (FAST) channels.

Cinedigm’s broad portfolio enables the Company to achieve significant market share on every key consumer streaming device and platform. As the Company obtains high-growth distribution territories globally, the Company expects each of these channels to generate high-margin revenues to Cinedigm. As its channel portfolio has grown, the Company’s viewership and subscription metrics have grown significantly. The Company currently reaches over 23.8 million streaming channel monthly active viewers. The Company has rights to a library of over 33,000 film & TV assets, 16 different enthusiast streaming brands across 19 live streaming channels, and over 640,000 subscribers (SVOD) reaching 900 million unique streaming devices globally.

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

The Company is well positioned in a changing media and entertainment landscape. Cinedigm is capitalizing on an evolving competitive environment where the top of the streaming industry is consolidating including competitors such as Netflix, Amazon Prime, Hulu and Disney Plus while Cinedigm has a complimentary offering as a leading independent distributor with a focus on the enthusiast segment of the market. The Company believes the enthusiast segment, focusing on audiences and genres underserved by the major streamers, will be a significant opportunity on a global basis. Today, the Company operates channels in numerous specialty sectors, including faith and family, science fiction, horror, kids, and other major segments. Given our extensive experience in operating and distributing enthusiast content, as well as the Company’s significantly improved financial position, the Company has begun executing an M&A roll-up strategy with a focus on enthusiast channels, content, and supporting technology. Over the past two years, the Company has acquired numerous channels and content libraries. The Company is actively focused on integrating the most recent acquisitions, as well as building and launching a variety of associated critical products, including: Fantawild, Fandor, The Film Detective, Screambox, Films Around the World, Bloody Disgusting, DMR, and other initiatives driving major technological changes in the entertainment industry.

The Company will continue to pursue accretive M&A opportunities in order to grow profitably and fortify its competitive advantage. The Company has completed & integrated six accretive acquisitions between October 2020 and March 31, 2022 with ongoing active M&A pipeline. As part of its M&A strategy, the Company is:

●	Executing on roll-up by completing several content related acquisitions enabling monetization;

●	Focused on acquiring higher quality content and streaming channels;

●	Exploring opportunities for new technology and other revenue channels including NFTs, ecommerce, podcasts and merchandise; and

●	Leveraging its proprietary tech platform (MatchpointTM), which allows for on-boarding multiple acquisitions concurrently.

Some of the evolving consumer habits that are driving consumption of streaming and OTT content include:

●	Continued “cord-cutting” resulting in an increase in SVOD & AVOD migration,

●	Consumer preference towards third party channels and content platforms,

●	The rapid adoption of connected televisions and other dedicated streaming devices,

●	A rapid rise in consumption of ad-based content,

●	Increasing demand for underserved content; and

●	Growth trend in youth (kids) media consumption across multiple devices and brands.

The Company believes it is positioned to deliver sustained profitable growth in the future by executing on several key initiatives:

●	Content: Delivering high-quality, curated content through subscription video on demand (SVOD) and dedicated ad-supported (AVOD) and free, ad-supported streaming (FAST) channels

●	Technology & Distribution:

o	Dramatically expanding streaming content business through its Matchpoint™ platform,

o	Launching and scaling our channel portfolio – including the building of an umbrella streaming service encompassing all of the Company’s brands.

o

Accelerating the Company’s device and platform reach, which has exceeded 700 million   consumer devices, and establishing key strategic advantages through partnership deals with connected streaming TV including Samsung, Roku and Vizio, as well as large OEM’s, cable companies and technology platforms including Sinclair Broadcast Group, Samsung, Comcast Xfinity, Roku, Amazon, Vewd and Vizio, and others.

o	Licensing film and TV content to every key player in OTT streaming ecosystem with Amazon, Apple, Netflix and Google.

●	Audience: Growing viewership and subscription numbers significantly beyond our current base of more than 23 million viewers to potentially hundreds of millions of global viewers across billions of connected devices.

●	Financial Performance/Metrics:

o	Driving EBITDA through incremental revenue growth from new channel launches, expansion of distribution, improved monetization and partnerships, and continuous efforts on cost mitigation.

The Company announced its acquisition of FoundationTV on March 8, 2021, which acquisition was consummated on June 14, 2021, and the formation of Cinedigm India, its wholly-owned subsidiary formed to house FoundationTV. In addition to powering Cinedigm’s portfolio of streaming channels and digital video distribution business, the new division will allow Cinedigm to expand their global streaming footprint. The Company is developing a channel umbrella with global reach, which is expected to further enable growth and profitability.

As previously announced, on December 27, 2019, the Company entered into, and on February 14, 2020 amended, (see Note 2 - Summary of Significant Accounting Policies), a stock purchase agreement (as so amended, the “Metaverse Stock Purchase Agreement”) with BeiTai Investment LP (“BeiTai”), a related party for accounting purposes of Cinedigm, and Aim Right Ventures Limited (“Aim Right”), two shareholders of A Metaverse Company, a leading Chinese entertainment company (“Metaverse”), formerly Starrise Media Holdings Limited, and related party, to buy from them an aggregate of 410,901,000 outstanding Metaverse ordinary shares (the “Metaverse Share Acquisition”). On February 14, 2020, the Company purchased 162,162,162 of the Metaverse ordinary shares from BeiTai and issued to BeiTai 21,646,604 shares of its Class A common stock in consideration. On April 10, 2020, the Company, in accordance with the terms of the Metaverse Stock Purchase Agreement, terminated its obligation to purchase Metaverse ordinary shares from Aim Right under the December 27, 2019 stock purchase agreement.

On April 10, 2020, the Company entered into another stock purchase agreement (the “April Metaverse Stock Purchase Agreement”) with five (5) shareholders of Metaverse - Bison Global Investment SPC - Bison Global No. 1 SP, Huatai Investment LP, Antai Investment LP, Mingtai Investment LP and Shangtai Asset Management LP - to buy an aggregate of 223,380,000 outstanding Metaverse ordinary shares from them and for the Company to issue to them an aggregate of 29,855,081 shares of its Class A common stock in consideration therefor (the “April Metaverse Share Acquisition”). On April 15, 2020, the April Metaverse Share Acquisition was consummated and this transaction was also recorded as an equity investment in Metaverse. Mingtai is indirectly managed by a subsidiary BFGL, which is controlled by Peixin Xu, one of our directors. BFGL’s subsidiary acts as a manager of Bison Global. Shangtai and Hutai are indirectly managed by a subsidiary of BFGL. Peixin Xu controls the manager of the general partner of Antai.

As of March 31, 2022, the market value of Cinedigm’s ownership in A Metaverse Company (“Metaverse”) ordinary shares was approximately $7.03 million.

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

On April 4, 2022, the Company received a letter from the Nasdaq indicating that the Company no longer met the Bid Price Rule.

Risk and Uncertainties

The COVID-19 pandemic and related economic repercussions created significant volatility and uncertainty impacting the Company’s results for the year. As part of our Content & Entertainment business, the Company sells DVDs and Blu-ray discs at brick-and-mortar stores. With the closure of non-essential retail stores beginning in the spring of 2020, the sale of physical discs through our retail partners declined although this was partially offset by digital purchases of physical product. As part of our Cinema Equipment business, the Company earns revenue when movies are exhibited in theaters. Many movie theaters in the United States slowly re-opened with limited capacities through March 31, 2022. The majority of major studios resumed blockbuster films releases during the year which showed an encouraging return of consumer confidence for the theatrical experience. As vaccines became readily available and COVID cases decreased, major studios resumed theatrical releases and there was an uptick in box office revenue during the period ending March 31, 2022.

Longer term, there had been speculation that the future of theatrical release strategies could change as a result of Major Studios being able to release movies simultaneously in theatres and on streaming platforms during the pandemic. If fewer movies are released theatrically, a shift to digital viewing reduces revenue opportunities for virtual print fees and sales of digital cinema equipment. While Studios are still in an experimentation phase regarding theatrical/streaming strategies we are encouraged by the success of recent exclusive theatrical releases such as Sony’s ‘Spider-Man: No Way Home’, which became the first movie since the pandemic to hit $1 billion globally with no current plans to premiere on any streaming platforms.

CONTENT & ENTERTAINMENT

Content Distribution and our Enthusiast Streaming Channels

Cinedigm Entertainment Group, or CEG, is a leading independent content distributor in North America. We are unique among most independent distributors because of our direct relationships with thousands of digital as well as physical retail locations, including Walmart, Target, Apple, Netflix and Amazon, as well as the national Video on Demand platforms. Our library of films and television episodes encompasses award winning documentaries from Docurama Films®, acclaimed independent films, festival picks and a wide range of content from brand name suppliers, including Scholastic, NFL, Konami and Hallmark.

Additionally, we are leveraging our infrastructure, technology, content and distribution expertise to rapidly and cost effectively build and expand our streaming digital network businesses, which operates as Cinedigm Networks.

The Company currently operates 16 different enthusiast streaming brands across 19 live streaming channels under a wide array of business models:

Our Subscription Video on Demand (SVOD) Services consist of:

●	Docurama – a documentary and nonfiction streaming service launched in September 2014;

●	CONtv – a fandom-centric service focused on comics, genre films and geek culture, launched in March 2015;

●	Dove Channel – a faith and family entertainment service launched in August 2015;

●	Viewster Anime – a Japanese Anime streaming service acquired in February, 2018;

●	Fandor – an independent film streaming service, acquired in January 2021; and

●	Screambox – a horror streaming service acquired in February 2021.

Our Ad-Supported Video on Demand (AVOD) or Free Ad Supported Streaming Television Channels consist of:

●	Dove Channel – a faith and family linear channel launched in 2017;

●	Docurama – a documentary and nonfiction linear channel launched in 2018;

●	CONtv – a fandom-centric linear channel launched in 2018;

●	Comedy Dynamics – a comedy linear channel launched in 2019;

●	The Bob Ross Channel, a lifestyle linear channel launched in 2020;

●	MyTime, a women’s entertainment linear channel, launched in 2020;

●	WhistleTV – a sports lifestyle channel launched in 2020, ended December 31, 2021;

●	CONtv Anime, an anime linear channel launched in 2020;

●	Bloody Disgusting TV a horror linear channel launched in 2020;

●	The Film Detective – a classic film linear channel and on demand platform acquired in 2020; and

●	Lone Star – a classic western channel and on demand platform acquired in 2020;

●	Real Madrid TV – a sports and lifestyle linear channel launched in 2021;

●	The Only Way is Essex – a British reality and content linear channel launched in 2021;

●	El Rey – a Latino centric linear channel launched in 2021;

●	The Country Network – a country music lifestyle linear channel launched in 2021;

●	So…Real – a reality TV and documentary enthusiast linear channel launched in 2020;

●	Asian Crush – a pan-Asian culture and lifestyle linear channel acquired in March 2022;

●	Retro Crush – a classic anime linear channel acquired in March 2022;

●	Cocoro – a kid and family centric Asian linear channel acquired in March 2022;

●	KMTV – a Korean-pop linear channel acquired in March 2022;

●	Yuyu – a general programming adjunct linear channel acquired in March 2022;

●	Midnight Pulp – a horror, thriller and cult linear channel acquired in March 2022.

From time to time, the company will announce channel development deals with a variety of media companies. The timeline for planning and launching a channel varies from months to years and is also dependent on carriage conversations with a wide array of platforms and distributors. We announced three channels in 2020 that remain in development through 2022:

●	LIVX, a music and entertainment channel

●	Party Crashers, a political news channel

●	AudPop, a short form entertainment channel

The digital channels market is a nascent industry, and from time to time, the Company will cease operating or distributing channels that do not find adequate audiences or meet the needs of platforms or audiences. In fiscal year 2021, we elected to cease operating or distributing the following channels:

●	Bambu, a Chinese entertainment linear channel owned and operated by Cinedigm;
●	Hallypop, a Korean music and lifestyle linear channel distributed by Cinedigm; and
●	CombatGo, an international combat sports linear channel distributed by Cinedigm;

We distribute our streaming channels in several distinct ways: direct to consumer, through major application platforms such as the web, iOS, Android, Roku, Apple TV, Amazon Fire, Vizio, and Samsung; and through third party distributors of content on platforms such as Amazon Prime, Twitch, Xumo and Sling/Dish, and a wide variety of Smart TV manufacturers globally. Through our rapidly expanding base of distribution arrangements, Cinedigm has an estimated addressable device footprint of more than 330 million devices in North America and more than 370 million internationally. Our focus in the near term will be to expand our market position in the FAST and AVOD divisions of the streaming industry, taking advantage of the shift of more than $70 billion dollars in television advertising revenue to the OTT market. We believe our scaled channel portfolio, our superior capabilities in launching and managing channels at scale, and our strategic partnerships with key content owners and platforms will provide us a strategic advantage to gain considerable market share in the immediate future.

Our Strategy

The shift from traditional entertainment consumption to streaming is accelerating. We believe that our large library of film and television episodes, long-standing relationships with digital platforms, state of the art technologies and years of experience operating and growing streaming audiences (collectively, our “Streaming” business) will allow us to continue to build a diversified portfolio of enthusiasts OTT channels that generate recurring revenue streams from advertising, merchandising and subscriptions. We believe that our success, market leadership and scale will continue to attract strong brands and media companies who bring name recognition, high-quality film and television content, and strong marketing support.

We believe that we are well positioned to succeed in the streaming channel business for the following key reasons:

●	More than 13 years of experience as a primary distributor of content to scale third party OTT platforms such as Netflix, Hulu, Amazon Prime, Apple iTunes and more, and nearly seven years of history operating OTT channels with millions of downloads, hundreds of thousands of registered users, and hundreds of millions of discrete data points on our customer’s behavior and preferences;

●	The depth and breadth of our almost 33,000 title film and television episode library;

●	Our digital assets and deep, long-standing relationships as launch partners that cover the major digital platforms and devices;

●	Our marketing expertise;

●	Our flexible releasing strategies, which differ from larger entertainment companies that need to protect their legacy businesses;

●	Our proprietary streaming technology enabling us to operate at scale and at lower operating costs than our competitors; and

●	Our experienced management team.

Intellectual Property

We own certain copyrights, trademarks and Internet domain names in connection with the Content & Entertainment business. We view these proprietary rights as valuable assets. We maintain registrations, where appropriate, to protect them and monitor them on an ongoing basis.

Customers

For the fiscal year ended March 31, 2022, two customers, Amazon and Distribution Solutions each represented 18% and 25% respectively of CEG’s revenues and approximately 6% and 8%, respectively, of our consolidated revenues. For the fiscal year ended March 31, 2021, Amazon and Distribution Solutions represented 15% and 22% respectively of CEG’s revenues and approximately 9% and 13%, respectively, of our consolidated Revenues.

Competition

Numerous companies are engaged in various forms of producing and distributing independent movies and alternative content. These competitors may have significantly greater financial, marketing and managerial resources than we do, may have generated greater revenue and may be better known than we are at this time.

Competitors to our Content & Entertainment and Digital Networks segment are Chicken Soup for the Soul Entertainment, Inc. and RLI/American Multi-Cinema, Inc.

CINEMA EQUIPMENT BUSINESS

The Phase I Deployment and Phase II Deployment operations consist of the following:

Operations of:	Products and services provided:

Cinema Equipment Business

Financing vehicles and administrators for 696 Systems (as defined below) installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 2,147 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

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

PHASE I DEPLOYMENT AND PHASE II DEPLOYMENT

In June 2005, we formed our Phase I Deployment division in order to purchase up to 4,000 Systems under an amended framework agreement with Christie Digital Systems USA, Inc. (“Christie”). As of March 31, 2022, Phase I  Deployment had 696 Systems installed.

In October 2007, we formed our Phase II Deployment division for the administration of up to 10,000 additional Systems. As of March 31, 2022, Phase II Deployment had 2,147 of such Systems installed.

Our Phase I Deployment and Phase II Deployment divisions own and license Systems to theatrical exhibitors and collect virtual print fees (“VPFs”) from motion picture studios and distributors, as well as alternative content fees (“ACFs”) from alternative content providers and theatrical exhibitors, when content is shown on exhibitors’ screens. We have licensed the necessary software and technology solutions to the exhibitor and have facilitated the industry’s transition from analog (film) to digital cinema. As part of the Phase I Deployment of our Systems, we have agreements with nine motion picture studios and certain smaller independent studios and exhibitors, allowing us to collect VPFs and ACFs when content is shown in theatres, in exchange for having facilitated and financed the deployment of Systems. Phase 1 DC has agreements with 17 theatrical exhibitors that license our Systems in order to show digital content distributed by the motion picture studios and other providers, including Content & Entertainment, which is described below.

Beginning in December 2015, certain of our digital cinema equipment began to reach the conclusion of their 10-year deployment payment period with certain distributors and, therefore, revenues ceased to be recognized on such Systems, related to such distributors. Furthermore, because the Phase I Deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I Deployment Systems has ended. As of March 31, 2022, all of our 696 systems from the Phase I Deployment phase of our cinema equipment business segment had ceased to earn a significant portion of VPF revenue from certain major studios, although various other studios, consisting mostly of small independent studios, continued to pay VPFs through March 31, 2022. We expect to continue to earn such ancillary revenue from the cinema equipment segment through December of 2022; however, such amounts are expected to be significantly less material to our consolidated financial statements. The reduction in VPF revenue on cinema equipment business systems approximately coincided with the conclusion of certain of our non-recourse debt obligations and, therefore, the reduced cash outflows related to such non-recourse debt obligations partially offset the reduced VPF revenue since November 2017.

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we have begun, and expect to continue, to pursue the sale of the Systems to such exhibitors. Such sales were as originally contemplated as the conclusion of the digital cinema deployment plan. Cinedigm completed the sale of approximately 906 digital projection Systems for an aggregate sales price of approximately $6.1 million during the year ended March 31, 2022.

Our Phase II Deployment division has entered into digital cinema deployment agreements with eight motion picture studios, and certain smaller independent studios and exhibitors, to distribute digital movie releases to exhibitors equipped with our Systems, for which we and our wholly owned, non-consolidated subsidiary Cinedigm Digital Funding 2, LLC (“CDF2 Holdings”) earn VPFs. As of March 31, 2022, our Phase II Deployment division has master license agreements with 106 exhibitors covering 2,147 screens, whereby the exhibitors agreed to install our Systems. As of March 31, 2022, we had 2,147 Phase 2 DC Systems installed, including 839 screens under the exhibitor-buyer structure (“Exhibitor-Buyer”), and 1,308 screens covering 23 exhibitors through CDF2.

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

As of March 31, 2022, the Company has certain booked liabilities in relation to exhibitors that have received payments that were permitted under the Agreements with Exhibitors. The administrative services related to the Company give rise to variable consideration and are constrained until the uncertainty associated with the variable consideration is resolved. As of March 31 2022, most of the Company’s agreements with studios and with exhibitors in relation to VPFs have either reached the end of the term or are close to termination, with some of the agreements reaching the end of any audit rights.

Customers

No single Phase I or Phase II customer comprised more than 10% of our consolidated revenue.

Seasonality

Revenues earned by our Cinema Equipment Business segment from the collection of VPFs from motion picture studios are seasonal, coinciding with the timing of releases of movies by the motion picture studios. Generally, motion picture studios release the most marketable movies during the summer and the winter holiday season. The unexpected emergence of a hit movie during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. The seasonality of the motion picture exhibition industry however, has become less pronounced as the motion picture studios are releasing movies somewhat more evenly throughout the year.

SERVICES

Our Services division provides monitoring, billing, collection, verification and other management services to Phase 1 DC and Phase 2 DC as well as to exhibitor-buyers who purchase their own equipment. Our Services division provides such services to the 696 screens in the Phase I Deployment for a monthly service fee equal to 5% of the VPFs earned by Phase 1 DC and an incentive service fee equal to 2.5% of the VPFs earned by Phase 1 DC. The Services division also provides services to the 2,147 Phase II Systems deployed, for which we typically receive a monthly fee of approximately 10% of the VPFs earned by Phase 2 DC. The total Phase II service fees are subject to an annual limitation under the terms of our agreements with motion picture studios and are determined based upon the respective Exhibitor-Buyer Structure, or CDF2 agreements. Unpaid service fees in any period remain an obligation to Phase 2 DC in the cost recoupment framework. Such fees are not recognized as income or accrued as an asset on our balance sheet given the uncertainty of the receipt and the timing thereof as future movie release and bookings are not known. Service fees are accrued and recognized only on deployed Phase II Systems. As a result, the annual service fee limitation is variable until these fees are paid.

In February 2013, we (i) assigned to our wholly owned subsidiary, Cinedigm DC Holdings LLC (“DC Holdings “), the right and obligation to service the digital cinema projection systems from the Phase I Deployment and certain systems that were part of the Phase II Deployment, (ii) delegated to DC Holdings the right and obligation to service certain other systems that were part of the Phase II Deployment and (iii) assigned to DC Holdings the right to receive servicing fees from the Phase I and Phase II Deployments. We also transferred to DC Holdings certain of our operational staff whose responsibilities and activities relate solely to the operation of the servicing business and to provide DC Holdings with the right to use the supporting software and other intellectual property associated with the operation of the servicing business.

Our Services division also has international servicing partnerships in Australia and New Zealand with the Independent Cinema Association of Australia and as of March 31, 2022, we ceased providing servicing to such parties.

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

EMPLOYEES

As of March 31, 2022 we had 146 employees, with 6 part-time, 134 full-time and 6 temporaries, of which 11 are in sales and marketing, 61 are in operations, and 74 are in executive, finance, technology and administrative functions.

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

ITEM 1A. RISK FACTORS

An investment in our securities involves a degree of risk. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently deem immaterial may also have a material adverse effect on us. If any of the following risks actually occur, our financial condition, results of operations, cash flows or business could be harmed. In that case, the market price of our stock could decline and you could lose part or all of your investment in our stock.

Risks Related to our Business

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

Any future debt obligations of ours, and debt obligations of our non-consolidated subsidiaries, could impair our financial flexibility and restrict our business significantly.

We do not currently have debt obligations. However, if we incur debt obligations in the future, such debt obligations could have important consequences for us, including:

●	limiting our ability to obtain necessary financing in the future;

●	requiring us to dedicate a substantial portion of our cash flow to payments on our debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures; and

●	other corporate requirements that may affect or limit our business activities.

CDF2 and CDF2 Holdings are our indirect wholly-owned, non-consolidated VIEs that are intended to be special purpose, bankruptcy remote entities. CDF2 Holdings has entered into the a lease (the “CHG Lease”) pursuant to which CHG-Meridian U.S. Finance, Ltd. provided sale/leaseback financing for digital cinema projection systems that were partially financed as part of the Phase II deployment of our Digital Equipment segment. The CHG Lease is non-recourse to Cinedigm and our subsidiaries, excluding our VIEs, CDF2 and CDF2 Holdings, as the case may be. Although the Phase II financing arrangements undertaken by CDF2 and CDF2 Holdings are important to us with respect to the success of our Phase II Deployment, our financial exposure related to the debt of CDF2 and CDF2 Holdings is limited to the $2.0 million initial investment we made into CDF2 and CDF2 Holdings. CDF2 Holding’s total stockholder’s deficit at March 31, 2022 was $55.6 million. We have no obligation to fund the operating loss or the deficit beyond our initial investment, and accordingly, we carried our investment in CDF2 Holdings at $0 as of March 31, 2022 and 2021.

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

We have incurred long term losses.

We have incurred long term losses and have financed our operations principally through equity investments and borrowings. As of March 31, 2022, we had negative working capital, defined as current assets less current liabilities, of $(4.8) million, and cash and cash equivalents totaling $13.1 million, total equity of $41 million, and $4.9 million provided by net cash flows from operating activities.

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

As of March 31, 2022, our directors, executive officers and principal stockholders, those known by us to beneficially own more than 5% of the outstanding shares of our Common Stock, beneficially own, directly or indirectly, in the aggregate, approximately 23.9% of our outstanding Common Stock. Certain of these stockholders are under the common control of one of our directors. These stockholders, as a group, may have significant influence over our business affairs, with the ability to control matters requiring approval by our security holders, including elections of directors and approvals of mergers or other business combinations. In addition, certain corporate actions directed by our officers may not necessarily inure to the proportional benefit of our other stockholders.

We face risks associated with our business in China.

In November 2017, Bison, a Hong Kong-based entity that does business in mainland China as well as other locations, became our majority owner. We anticipate that Bison’s presence and relationships in China will provide us with assistance in expanding our business to China. In January 2018, we announced a strategic alliance with A Metaverse Company, a leading Chinese entertainment company, formerly Starrise Media Holdings Limited, whose ordinary shares are listed on the Hong Kong Stock Exchange (“Metaverse”), to release films in China theatrically and to digital platforms, and to evaluate opportunities to jointly produce Chinese/American film co-productions, and in February and April 2020, we acquired approximately 26% of the outstanding ordinary shares of Metaverse. Accordingly, we are exposed to risks of doing business in China. As a result, the economic, political, legal and social conditions in China could have a material adverse effect on our business. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we may have with third parties, including our ability to protect the intellectual property we use in China. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. Some of the other risks related to doing business in China include:

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

We own approximately 18% of the outstanding ordinary shares of Metaverse, a company that operates in China and whose ordinary shares trade on the Hong Kong Stock Exchange. We have partnered with Metaverse in the past, and continue to do so, with respect to the release of U.S.-sourced content in China and China-sourced content in the U.S. We may experience consequences from economic and regulatory events and requirements outside of the United States that affect the value of these shares and their value to us, including changes in regulatory requirements that affect Metaverse, fluctuations in international currency exchange rates, volatility in international political and economic environments, public disclosure requirements, and unforeseen developments and conditions, including terrorism, war, epidemics and international tensions and conflicts. No assurance can be made that, if we were to sell these shares on the Hong Kong Stock Exchange in Hong Kong currency, we would receive the full value in U.S. dollars upon repatriating the proceeds, based on fluctuating currency exchange rates.

While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect the value of our investment in the Metaverse shares.

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

The master license agreements with each of our licensed exhibitors (the “MLAs”) are critical to our business as are master license administrative agreements (the “MLAAs”). The MLAs have terms, which expire in 2020 through 2022 and provide the exhibitor with an option to purchase our Systems or to renew for successive one-year periods up to ten years thereafter. The MLAs also require our suppliers to upgrade our Systems when Technology is necessary for compliance with DCI Specification becomes commercially available and we may determine to enhance the Systems, which may require additional capital expenditures. If any one of the MLAs were terminated prior to the end of its term, not renewed at its expiration or found to be unenforceable, or if our Systems are not upgraded or enhanced as necessary, it would have a material adverse effect on our revenue, profitability, financial condition and cash flows. Additionally, termination of MLAAs could adversely impact our servicing business.

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

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the outbreak of COVID-19. The COVID-19 pandemic and related economic repercussions created significant volatility and uncertainty impacting the Company’s results for the year. As part of our Content & Entertainment business, the Company sells DVDs and Blu-ray discs at brick-and-mortar stores. With the closure of non-essential retail stores beginning in the spring of 2020, the sale of physical discs through our retail partners declined although this was partially offset by digital purchases of physical product. As part of our Cinema Equipment business, the Company earns revenue when movies are exhibited in theaters. Many movie theaters in the United States slowly re-opened with limited capacities through March 31, 2022. The majority of major studios resumed blockbuster films releases during the year which showed an encouraging return of consumer confidence for the theatrical experience. As vaccines became readily available and COVID cases decreased, major studios resumed theatrical releases and there was an uptick in box office revenue during the period ending March 31, 2022.

Longer term, there had been speculation that the future of theatrical release strategies could change as a result of Major Studios being able to release movies simultaneously in theatres and on streaming platforms during the pandemic. If fewer movies are released theatrically, a shift to digital viewing reduces revenue opportunities for virtual print fees and sales of digital cinema equipment. While Studios are still in an experimentation phase regarding theatrical/streaming strategies we are encouraged by the success of recent exclusive theatrical releases such as Sony’s ‘Spider-Man: No Way Home’, which became the first movie since the pandemic to hit $1 billion globally with no current plans to premiere on any streaming platforms.

Risks Related to Common Stock

The liquidity of the Common Stock is uncertain; the limited trading volume of the Common Stock may depress the price of such stock or cause it to fluctuate significantly.

Although the Common Stock is listed on Nasdaq, there has been a limited public market for the Common Stock and there can be no assurance that a more active trading market for the Common Stock will develop. As a result, you may not be able to sell your shares of Common Stock in short time periods, or possibly at all. The absence of an active trading market may cause the price per share of the Common Stock to fluctuate significantly.

Substantial resales or future issuances of our Common Stock could depress our stock price.

The market price for the Common Stock could decline, perhaps significantly, as a result of resales or issuances of a large number of shares of the Common Stock in the public market or even the perception that such resales or issuances could occur. In addition, we have outstanding a substantial number of options and warrants exercisable for shares of Common Stock that may be exercised in the future. These factors could also make it more difficult for us to raise funds through future offerings of our equity securities.

You will incur substantial dilution as a result of certain future equity issuances.

We have a substantial number of options and warrants currently outstanding which may be immediately exercised for shares of Common Stock. To the extent that these options or warrants are exercised, or to the extent we issue additional shares of Common Stock in the future, as the case may be, there will be further dilution to holders of shares of the Common Stock.

Our issuance of preferred stock could adversely affect holders of Common Stock.

Our board of directors is authorized to issue series of preferred stock without any action on the part of our holders of Common Stock. Our board of directors also has the power, without stockholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our Common Stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue preferred stock in the future that has preference over our Common Stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our Common Stock, the rights of holders of our Common Stock or the price of our Common Stock could be adversely affected.

Our stock price has been volatile and may continue to be volatile in the future; this volatility may affect the price at which you could sell our Common Stock.

The trading price of the Common Stock has been volatile and may continue to be volatile in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on an investment in our securities:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results;

●	success of competitors;

●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning us, the market for digital and physical content, content distribution and entertainment in general;

●	operating and stock price performance of other companies that investors deem comparable to us;

●	our ability to market new and enhanced products on a timely basis;

●	changes in laws and regulations affecting our business or our industry;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

●	the volume of shares of the Common Stock available for public sale;

●	any major change in our board of directors or management;

●	sales of substantial amounts of Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

●	general economic and political conditions such as recessions, interest rates, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of the Common Stock irrespective of our operating performance. The stock market in general, and Nasdaq in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of the Common Stock, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies that investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of the Common Stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

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

In addition, our certificate of incorporation authorizes the issuance of 15,000,000 shares of preferred stock. The terms of our preferred stock may be fixed by the company’s board of directors without further stockholder action. The terms of any outstanding series or class of preferred stock may include priority claims to assets and dividends and special voting rights, which could adversely affect the rights of holders of Common Stock. Any future issuance(s) of preferred stock could make the takeover of the company more difficult, discourage unsolicited bids for control of the company in which our stockholders could receive premiums for their shares, dilute or subordinate the rights of holders of Common Stock and adversely affect the trading price of the Common Stock.

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

We may not be able to maintain the listing of our Common Stock on Nasdaq, which may adversely affect the flexibility of holders of Common Stock to resell their securities in the secondary market.

The Common Stock is presently listed on Nasdaq. On April 4, 2022, we received a letter (the “Notice”) from the Listing Qualifications staff of Nasdaq indicating that the Company no longer meets the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1). The Notice did not result in the immediate delisting of the Common Stock from Nasdaq. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until October 3, 2022, in which to regain compliance. There can be no assurance that we regain compliance within such period, or will be granted an extension of time to cure the deficiency. If the Company is unable to meet the continued listing criteria of Nasdaq and the Common Stock became delisted, trading of the Common Stock could thereafter be conducted in the over-the-counter markets in the OTC Pink, also known as “pink sheets” or, if available, on another OTC trading platform. Any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the loss of confidence in our financial stability by suppliers, customers and employees. Investors would likely find it more difficult to dispose of, or to obtain accurate market quotations for, the Common Stock, as the liquidity that Nasdaq provides would no longer be available to investors. In addition, the failure of our Common Stock to continue to be listed on the Nasdaq could adversely impact the market price for the Common Stock and our other securities, and we could face a lengthy process to re-list the Common Stock, if we are able to re-list the Common Stock.

We have no present intention of paying dividends on our Common Stock.

We have never paid any cash dividends on our Common Stock and have no present plans to do so. In addition, certain of our credit facilities restrict our ability to pay dividends on the Common Stock. As a result, you may not receive any return on an investment in our Common Stock unless you sell any shares you hold for a price greater than that which you paid for them.

Our ability to raise capital in the future may be limited, which could make us unable to fund our capital requirements.

Our business and operations may consume resources faster than we anticipate, or we may require additional funds to pursue acquisition or expansion opportunities. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Common Stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our Common Stock, diluting their interest or being subject to rights and preferences senior to their own.

We identified material weaknesses in our internal control over financial reporting, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

We identified deficiencies in our internal control that we consider to be material weaknesses in our internal control over financial reporting which existed as of March 31, 2021 and 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.

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

By taking the remediation steps described in Item 9A, we believe that, as a result of management’s in-depth review of its accounting processes, and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-K and, to the best of our knowledge, we believe that the consolidated financial statements in this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows in conformity with GAAP.

We may identify future material weaknesses in our internal controls over financial reporting and we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. We cannot assure that our existing material weakness will be remediated or that additional material weaknesses will not exist or otherwise be discovered, any of which could adversely affect our reputation, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operated from the following leased properties at March 31, 2022.

Location	Square Feet (Approx.)	Lease Expiration Date	Primary Use
264 W. 40th St. 15th Floor, New York City, NY 10018	5,363	Jan 31, 2025	Office space

We do not own any real estate or invest in real estate or related investments.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

Our Common Stock trades publicly on The Nasdaq Global Market (“Nasdaq”), under the trading symbol “CIDM”. The following table shows the high and low sales prices per share of our Common Stock as reported by Nasdaq for the periods indicated:

	For the Fiscal Year Ended March 31,
	2022		2021
	HIGH	LOW	HIGH	LOW
April 1 – June 30	$1.71	$1.14	$3.20	$0.32
July 1 – September 30	$2.63	$1.08	$2.49	$0.55
October 1 – December 31	$2.84	$1.16	$1.09	$0.45
January 1 – March 31	$1.25	$0.64	$2.33	$0.69

The last reported closing price per share of our Common Stock as reported by Nasdaq on June 29, 2022 was $0.53 per share. As of June 29, 2022, there were 59 holders of record of our Common Stock, not including beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

CLASS B COMMON STOCK

On October 31, 2017, we filed our Fifth Amended and Restated Certificate of Incorporation which, in addition to other things, eliminated the Class B Common Stock. Accordingly, no further Class B Common Stock will be issued.

DIVIDEND POLICY

We have never paid any cash dividends on our Common Stock or Class B Common Stock and do not anticipate paying any on our Common Stock in the foreseeable future. Any future payment of dividends on our Common Stock will be in the sole discretion of our board of directors.

The holders of our Series A 10% Non-Voting Cumulative Preferred Stock are entitled to receive dividends. There were $89 thousand of cumulative dividends in arrears on the Preferred Stock at March 31, 2022.

SALES OF UNREGISTERED SECURITIES

None.

PURCHASE OF EQUITY SECURITIES

There were no purchases of shares of our Common Stock made by us or on our behalf during the year ended March 31, 2022 and 2021.

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

OVERVIEW

Since our inception, we have played a significant role in the digital distribution revolution that continues to transform the media landscape. In addition to our pioneering role in transitioning approximately 12,000 movie screens from traditional analog film prints to digital distribution, we have become a leading distributor of independent content, both through organic growth and acquisitions. We distribute products for major brands such as Hallmark, Televisa, ITV, Nelvana, ZDF, Konami, NFL, and Scholastic, as well as leading international and domestic content creators, movie producers, television producers and other short-form digital content producers. We collaborate with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to Apple iTunes, Amazon Prime, Netflix, Hulu, Xbox, Pluto, Tubi and most video-on-demand (“VOD”) and free ad-supported television (“FAST”) streaming platforms, as well as (ii) physical goods, including DVD and Blu-ray Discs.

We report our financial results in two primary segments as follows: (1) cinema equipment business and (2) content and entertainment business (“Content & Entertainment” or “CEG”). The cinema equipment business segment consists of the non-recourse, financing vehicles and administrators for our digital cinema equipment (the “Systems”) installed in movie theatres throughout North America and Australia. It also provides fee-based support to over 2,843 movie screens as well as directly to exhibitors and other third-party customers in the form of monitoring, billing, collection and verification services. Our Content & Entertainment segment operates in: (1) ancillary market aggregation and distribution of entertainment content and (2) branded and curated over-the-top (“OTT”) digital network business providing entertainment channels and applications.

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

We are structured so that our cinema equipment business segment operates independently from our Content & Entertainment business. As of March 31, 2022, we had approximately $0.0 million of non-recourse outstanding debt principal that relates to, and is serviced by, our cinema equipment business. We have approximately $0.0 million of outstanding debt principal, as of March 31, 2022 that is attributable to our Content & Entertainment and Corporate segments.

Risks and Uncertainties

The COVID-19 pandemic and related economic repercussions created significant volatility and uncertainty impacting the Company’s results for the year. As part of our Content & Entertainment business, the Company sells DVDs and Blu-ray discs at brick-and-mortar stores. With the closure of non-essential retail stores beginning in the spring of 2020, the sale of physical discs through our retail partners declined although this was partially offset by digital purchases of physical product. As part of our Cinema Equipment business, the Company earns revenue when movies are exhibited in theaters. Many movie theaters in the United States slowly re-opened with limited capacities through March 31, 2021, and have since reopened as of March 31, 2022. The majority of major studios resumed blockbuster films releases during the year which showed an encouraging return of consumer confidence for the theatrical experience. As vaccines became readily available and COVID cases decreased, major studios resumed theatrical releases and there was an uptick in box office revenue during the year ending March 31, 2022.

Longer term, there had been speculation that the future of theatrical release strategies could change as a result of Major Studios being able to release movies simultaneously in theatres and on streaming platforms during the pandemic.  If fewer movies are released theatrically, a shift to digital viewing reduces revenue opportunities for virtual print fees and sales of digital cinema equipment. While Studios are still in an experimentation phase regarding theatrical/streaming strategies we are encouraged by the success of recent exclusive theatrical releases such as Sony’s ’Spider-Man: No Way Home’, which became the first movie since the pandemic to hit $1 billion globally with no current plans to release on any streaming platforms.

Liquidity

We have incurred net losses historically and net income for the year ended March 31, 2022 of $2.3 million. As of March 31, 2022, we had an accumulated deficit of $472.3 million and negative working capital of $4.8 million as of March 31, 2022. Net cash provided by operating activities for the fiscal year ended March 31, 2022 was $4.9 million. Based on these conditions, the Company entered into the following transactions described below.

Capital Raises

On February 2, 2021, the Company entered into a Securities Purchase Agreement with a single institutional investor for the purchase and sale of 5,600,000 shares of Common Stock at a purchase price of $1.25 per share, in a registered direct offering, pursuant to an effective shelf registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission on July 10, 2020 (File No. 333-239710) (the “2020 Shelf Registration Statement”) and an applicable prospectus supplement. The closing of the sale occurred on February 5, 2021. The aggregate gross proceeds for the sale was approximately $7.0 million. The net proceeds to the Company from the sale, after deducting the fees of the placement agent but before paying the Company’s estimated offering expenses, was approximately $6.5 million.

In July 2020, we entered into an At-the-Market sales agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) and B. Riley FBR, Inc. (“B. Riley” and, together with A.G.P., the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of Common Stock at the market prices prevailing on Nasdaq at the time of the sale of such shares. The Company is not obligated to sell any shares under the ATM Sales Agreement. Any sales of shares made under the ATM Sales Agreement will be made pursuant the 2020 Shelf Registration Statement, for an aggregate offering price of up to $30 million. During the year ended March 31, 2021, we sold 28,405,840 shares of Common Stock under the ATM Sales Agreement. Net proceeds from such sales totaled $18.6 million. No sales under the ATM Sales Agreement were made during the year ended March 31, 2022.

On July 16, 2020, the Company entered into a securities purchase agreement with certain investors for the purchase and sale of 7,213,334 shares of Common Stock, par value $0.001 per share, at a purchase price of $1.50 per share, in a registered direct offering, pursuant to the 2020 Shelf Registration Statement and an applicable prospectus supplement. The closing of the sale occurred on July 20, 2020. The aggregate gross proceeds for the sale was approximately $10.8 million. The net proceeds to the Company from the sale, after deducting the fees of the placement agents but before paying the Company’s estimated offering expenses, is approximately $10.1 million.

On May 20, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors (the “Investors”) for the purchase and sale of 10,666,666 shares of the Common Stock, at a purchase price of $0.75 per share, in a registered direct offering, pursuant to an effective shelf registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission on May 14, 2020 (File No. 333-238183) and an applicable prospectus supplement. The closing of the sale occurred on May 22, 2020. The aggregate gross proceeds for the sale was $8.0 million. The net proceeds to the Company from the sale, after deducting the fees of the placement agents but before paying the Company’s estimated offering expenses, were approximately $7.1 million.

In October 2021, we entered into a Common Stock Purchase Agreement (the “Equity Line Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital, LLC (“B. Riley Principal Capital”). Pursuant to the Equity Line Purchase Agreement, the Company has the right to sell to B. Riley Principal Capital up to the lesser of (i) $50,000,000 of newly issued shares of Common Stock and (ii) the Exchange Cap (as defined in the Equity Line Purchase Agreement), from time to time during the 24-month period from and after the October 21, 2021. Sales of Common Stock pursuant to the Equity Line Purchase Agreement, and the timing of any sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to B. Riley Principal Capital under the Equity Line Purchase Agreement. As consideration for B. Riley Principal Capital’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the Equity Line Purchase Agreement, upon execution of the Equity Line Purchase Agreement, the Company issued 210,084 shares of Common Stock to B. Riley Principal Capital (the “Commitment Shares”). The purchase price of the shares of Common Stock that we elect to sell to B. Riley Principal Capital pursuant to the Equity Line Purchase Agreement will be determined by reference to the volume weighted average price of the Common Stock (“VWAP”) during the applicable purchase date, less a fixed 5% discount to such VWAP. Pursuant to the Registration Rights Agreement, the Company filed a Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on October 21, 2021 (File No. 333-260210) for the resale by B. Riley Principal Capital of up to 25,210,084 shares of Common Stock (including the Commitment Shares) acquired pursuant to the Equity Line Purchase Agreement. During the year ended March 31, 2022, we sold 5,300,000 shares of Common Stock under the Equity Line Purchase Agreement. Net proceeds from such sales totaled $12.4 million.

As of March 31, 2022, there is still approximately $38.0 million available under the 2020 Shelf Registration Statement, and $37.6 million available under the Equity Line Purchase Agreement, to raise additional capital.

Sale of Cinematic Equipment

On March 17, 2021, the Company entered into two separate agreements for the sale of cinematic equipment to American Multi-Cinema, Inc. (“AMC”). The agreement included the sale in tranches of a total of 2,369 cinematic projectors starting in March 2021 throughout January 2023 for a total cash consideration of $10.8 million. For the year ended March 31, 2022, the Company recognized revenue for $9.6 million. A portion of the total proceeds was utilized to pay off the remaining Prospect note payable.

Equity Investment in a Related Party

On December 27, 2019, the Company entered into, and on February 14, 2020 amended, (see Note 2 – Summary of Significant Accounting Policies), a stock purchase agreement (as so amended, the “Metaverse Stock Purchase Agreement”) with BeiTai Investment LP (“BeiTai”), a related party for accounting purposes of Cinedigm and Aim Right Ventures Limited (“Aim Right”), two shareholders of A Metaverse Company, a leading Chinese entertainment company (“Metaverse”), formerly Starrise Media Holdings Limited, to buy from them an aggregate of 410,901,000 outstanding Metaverse ordinary shares (the “Metaverse Share Acquisition”). On February 14, 2020, the Company purchased 162,162,162 of the Metaverse ordinary shares from BeiTai and issued BeiTai 21,646,604 shares of its Common Stock in consideration. The Metaverse shares received were valued at approximately $25 million and the Company issued shares that were valued at approximately $11.2 million. On April 10, 2020, the Company, in accordance with the terms of the Metaverse Stock Purchase Agreement, terminated its obligation to purchase Metaverse ordinary shares from Aim Right under the December 27, 2019 stock purchase agreement.

On April 10, 2020, the Company entered into another stock purchase agreement (the “April Metaverse Stock Purchase Agreement”) with five (5) shareholders of Metaverse – Bison Global Investment SPC – Bison Global No. 1 SP, Huatai Investment LP, Antai Investment LP, Mingtai Investment LP and Shangtai Asset Management LP, all of which are related parties to the Company to buy an aggregate of 223,380,000 outstanding Metaverse ordinary shares from them and for the Company to issue to them an aggregate of 29,855,081 shares of its Common Stock as consideration therefor (the “April Metaverse Share Acquisition”). On April 15, 2020, the April Metaverse Share Acquisition was consummated and this transaction was also recorded as an equity investment in Metaverse.

Metaverse’s ordinary shares (HK 1616) are listed on the main board of the Stock Exchange of Hong Kong Limited. Based on the closing price of .152 per share on March 31, 2022, calculated at an exchange rate of 7.85 Hong Kong Dollars to 1 US dollar, the market value of Cinedigm’s ownership in Metaverse ordinary shares was approximately $7.03 million. Subsequent to the period, trading of Metaverse’s ordinary shares was halted. (See Note 11)

Borrowings

On June 22, 2021, the maturity date of the East West Credit Facility (as defined in Note 5 – Notes Payable) with East West Bank was extended from June 30, 2021 to September 28, 2021 and was not extended.

On July 3, 2019, the Company entered into an amendment (the “EWB Amendment”) to the Loan, Guaranty and Security Agreement, dated as of March 30, 2018, by and between the Company, East West Bank and the Guarantors named therein (the “EWB Credit Agreement”). The EWB Amendment reduced the size of the facility to $18.0 million, required certain prepayments and daily cash sweeps from collections of receivables to be made, changed in certain respects how the borrowing base is calculated, and extended the maturity date to June 30, 2020. In connection with the EWB Amendment, three of our subsidiaries became additional Guarantors under the EWB Credit Agreement. On June 26, 2020, the Company signed another amendment and extended the maturity date to June 30, 2021 and on June 22, 2021, the maturity date was extended to September 28, 2021. See Note 5 – Notes Payable.

On April 15, 2020, the Company received $2.2 million from East West Bank, the Company’s existing lender, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 10, 2022 (the “Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the Maturity Date. The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act and could be subject to repayment. On January 5, 2021, the Company submitted its application for forgiveness and, as of June 30, 2021, obtained forgiveness for the full amount.

On June 24, 2020, the Company entered into an exchange agreement pursuant to which the Company issued 329,501 shares of its Common Stock, in exchange for $842,000, the’ principal amount and accrued and unpaid interest of outstanding Second Lien Loans (as defined in Note 5 – Notes Payable). The surrendered Second Lien Loans were immediately canceled. The exchange was consummated on June 24, 2020.

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

On December 4, 2020, the Company entered into exchange agreements (the “December Exchange Agreements”) with certain holders of Second Lien Notes. Pursuant to the December Exchange Agreements, the Company issued an aggregate of 2,776,284 shares of its Common Stock, par value $0.001 per share Common Stock in exchange for an aggregate of $1,386,106 of principal amount of Second Lien Notes. The exchanged Second Lien Notes were immediately cancelled.

On January 21, 2021, the Company entered into an exchange agreement (the “January Exchange Agreement”) with a holder of notes under its Second Lien Loan Agreement dated as of July 14, 2016 among the Company, the lenders party thereto, and Cortland Capital Market Services LLC, as Agent (“Second Lien Notes”). Pursuant to the January Exchange Agreement, the Company issued an aggregate of 1,247,626 shares of Common Stock, in exchange for an aggregate of $1,289,650 of principal amount of Second Lien Notes. The exchanged Second Lien Notes were immediately cancelled.

In three separate exchanges with another holder of Second Lien Notes, on January 14, 2021 and January 21, 2021, the Company issued 689,500 shares, 580,448 shares and 1,247,626 (an aggregate of 2,517,574 shares) of Common Stock in exchange for $500,000, $600,000 and $1,289,650 (an aggregate of $2,389,650) principal amount of Second Lien Notes. The exchanged Second Lien Notes were immediately cancelled.

On February 2, 2021, the Company issued 425,290 shares of Common Stock in exchange for $500,000 principal amount of Second Lien Notes. The exchanged Second Lien Notes were immediately cancelled.

The Second Lien Loans (as defined in Note 5 – Notes Payable) were to mature on June 16, 2020. On June 26, 2020, the Company entered into a consent agreement with the lenders of the Second Lien Loans to an extension of the Second Lien Loans pursuant to which (i) the Company paid down a portion of the outstanding principal amount plus accrued interest to date, and 47 (ii) the maturity date of the remaining outstanding principal amount of the Second Lien Loans was extended to September 30, 2019. On July 30, 2019, one of the lenders, signed a waiver to defer the receipt of the portion of the outstanding principal amount on the Second Lien Loans agreed to be paid no later than September 30, 2019.The Company paid $3.4 million of the outstanding Second Lien Loans and expects to obtain additional capital from or through Bison Capital Holding Company Limited or an affiliate thereof (“Bison”) for final payment of the remaining outstanding balances. The Second Lien Loans were to mature on June February 16, 2020. On June 26, 2020, the Company entered into a consent agreement with the lenders to extend the maturity date to September 30, 2020 and grant the Company options to extend further to March 31, 2021 and then to June 30, 2021. There was a consent fee of $100,000 for this extension.

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

The Bison Convertible Note has a term ending on March 4, 2020, and had an interest rate of 5% per annum. The principal was payable upon maturity, in cash or in shares of our Common Stock, par value $0.001 per share (the “Common Stock”), or a combination of cash and Common Stock, at the Company’s option. The Bison Convertible Note was unsecured and may be prepaid without premium or penalty, and contains customary covenants, representations and warranties. The proceeds of the Bison Convertible Note were used to repay the 2018 Loan. On April 15, 2020, the Company executed a letter amendment (the “Letter Amendment”) to the Bison Convertible Note. Among other things, the Letter Amendment amended the Bison Convertible Note, effective as of March 4, 2020, to change the maturity date of the Bison Convertible Note to March 4, 2021. The Bison Convertible Note due 2021 was converted to Common Stock in March 2021. See Note 5 – Notes Payable.

On October 9, 2018, the Company issued a subordinated convertible note (the “Convertible Note”) to MingTai Investment LP (the “Lender”) for $5.0 million. All proceeds from the Convertible Note were used to pay the $5.0 million 2013 Notes. See Note 5 – Notes Payable. The Convertible Note bears interest at 8% and matured on October 9, 2019. The principal is payable upon maturity, in cash or in shares of our Common Stock, or a combination of cash and Common Stock, at the Company’s option. On October 9, 2019, the Company signed an extension to the Ming Tai Note of $5.0 million for the first of two (2) permitted additional (1) year extensions at the Company’s option from the original maturity date to October 9, 2020.

On April 15, 2020, the Company executed a letter amendment (the “Letter Amendment”) to the Bison Convertible Note (as defined in Note 5 – Notes Payable). Among other things, the Letter Amendment amended the Note, effective as of March 4, 2020, to extend the maturity date of the Bison Convertible note to March 4, 2021.

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

We believe the combination of: (i) our cash and cash equivalent balances at March 31, 2022 and (ii) expected cash flow from operations, will be sufficient for our operations and capital needs, for at least twelve months from the filing of this report. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

Our significant accounting policies are discussed in Note 2 – Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our board of directors.

FAIR VALUE ESTIMATES

Goodwill, Intangible and Long-Lived Assets

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

During the years ended March 31, 2022 and 2021, an impairment charge of $2.0 million and $0 was recorded to intangible assets.

REVENUE RECOGNITION

Adoption of ASU Topic 606, “Revenue from Contracts with Customers”

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

We recognize revenue in the amount that reflects the consideration we expect to receive in exchange for the services provided, sales of physical products (DVD’s and Blu-ray Discs) or when the content is available for subscription on the digital platform or available on the point-of-sale for transactional and video on demand services which is when the control of the promised products and services is transferred to our customers and our performance obligations under the contract have been satisfied. Revenues that might be subject to various taxes are recorded net of transaction taxes assessed by governmental authorities such as sales value-added taxes and other similar taxes.

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

Cinema Equipment Business

Our Cinema Equipment Business consists of financing vehicles and administrators for 696 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 2,147 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

We retain ownership of our Systems and the residual cash flows related to the Systems in Phase I Deployment after the end of the 10-year deployment payment period.

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

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we typically pursue the sale of the Systems to such exhibitors. Cinedigm recognizes revenue once the customer takes possession of the Systems and Cinedigm received the sale proceeds. Such sales were originally contemplated as the conclusion of the digital cinema deployment plan. Total system sales executed was $6.1 million and $6.7 million, during the year ended March 31, 2022 and 2021, respectively. Revenues earned in connection with up front exhibitor contributions are deferred and recognized over the expected cost recoupment period.

Exhibitors who purchased and own Systems using their own financing in Phase II of the Cinema Equipment Business paid us an upfront activation fee of approximately $2.0 thousand per screen (the “Exhibitor-Buyer Structure”). Upfront activation fees were recognized in the period in which these Systems were delivered and ready for content, as we had no further obligations to the customer after that time and collection was reasonably assured. In addition, we recognize activation fee revenue of between $1.0 thousand and $2.0 thousand on Phase II Deployment Systems and for Systems installed by CDF2 Holdings, a related party, (See Note 3 – Other Interests) upon installation and such fees are generally collected upfront upon installation. Our services division manages and collects VPFs on behalf of exhibitors, for which it earns an administrative fee equal to 10% of the VPFs collected.

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

The ending deferred revenue balance, including current and non-current balances, as of March 31, 2022 was $0.2 million. For the year ended March 31, 2022, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

During the year ended March 31, 2022, $813 thousand of revenue was recognized that was included in the deferred revenue balance at the beginning of the year.

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

BUSINESS COMBINATIONS

The Company accounts for acquisitions in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”), and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). The excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill. ASC 805 specifies criteria to be used in determining whether intangible assets acquired in a business combination must be recognized and reported separately from goodwill. Amounts assigned to goodwill and other identifiable intangible assets are based on independent appraisals or internal estimates.

ASC 805 defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date the acquirer achieves control. ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirer (if any) at the acquisition date, measured at their fair values as of that date. ASC 805 also requires the acquirer to recognize contingent consideration (if any) at the acquisition date, measured at its fair value at that date.

Results of Operations for the Fiscal Years Ended March 31, 2022 and 2021

Revenues

	For the Fiscal Year Ended March 31,
($ in thousands)	2022	2021	$ Change	% Change
Cinema Equipment Business	$18,159	$3,222	$14,937	464%
Content & Entertainment	37,895	28,197	9,698	34%
	$56,054	$31,419	$24,635	78%

Revenues generated by our Cinema Equipment Business segment increased as a result of the revenue recognition for the AMC Equipment Purchase Agreements, and the recognition of variable considerations and the reopening of theatres showing major studio new content. During the year ended March 31, 2021, theatres re-opened with limited capacities as vaccines became readily available and as fully reopened as of March 31, 2022. Total system sales revenue recognized was $11.3 million and $0.6 million, during the years ended March 31, 2022 and 2021, respectively.    Blockbuster content released during the period ending March 31, 2022 showed an uptick in VPF revenue but fell shy of pre-pandemic levels.   The revenues in the Content & Entertainment Business segment increased by 34% for the year ended March 31, 2022 compared to the year ended March 31, 2021. The increase is consistent with the addition of five new streaming channels related to Screambox, Bloody Disgusting and DMR business acquisitions as well as an increase in the number of advertising partners and stay at home orders increased in home digital viewing.

Direct Operating Expenses

	For the Fiscal Year Ended March 31,
($ in thousands)	2022	2021	$ Change	% Change
Cinema Equipment Business	$687	$683	$4	1%
Content & Entertainment	20,207	15,420	4,787	31%
	$20,894	$16,103	$4,791	30%

The increase in direct operating expenses in the year ended March 31, 2022 for the Cinema Equipment Business compared to the prior period was primarily due to a slight increase in asset storage costs. The increase in direct operating expenses in the year ended March 31, 2022 for the Content & Entertainment Business compared to the prior period was primarily due to $3.3 million higher content and production costs related to continued growth in revenue and distribution, and expenses for newly acquired channels. Software as a service (“SaaS”) costs increased $2.4 million on Cinedigm owned and managed channels from higher transactions and revenue. Other direct operating expenses, including licensing, participations fees and website content costs were $0.8 million higher. However, direct operating costs were partially offset by $2.5 million lower freight and fulfillment due to lower physical sales in the year ended March 31, 2022.

Selling, General and Administrative Expenses

	For the Fiscal Year Ended March 31,
($ in thousands)	2022	2021	$ Change	% Change
Cinema Equipment Business	$1,405	$2,155	$(750)	(35)%
Content & Entertainment	13,935	9,798	4,137	42%
Corporate	14,211	9,917	4,294	43%
	$29,551	$21,870	$7,681	35%

Selling, general and administrative expenses for the year ended March 31, 2022 increased by $8 million primarily due to the acquisitions of Screambox, DMR and Bloody Disguising. $2.4 million increase in personnel costs, $2.2 million in long term incentive plan stock appreciation rights, $0.4 million in computer related expenses and $0.4 million in public relations expenses.

Recovery of Doubtful Accounts

Recovery of doubtful accounts was $(0.5) million and $(0.1) million for the fiscal years ended March 31, 2022 and 2021, respectively.

Depreciation and Amortization Expense on Property and Equipment

	For the Fiscal Year Ended March 31,
($ in thousands)	2022	2021	$ Change	% Change
Cinema Equipment Business	$1,160	3,916	(2,756)	(70)%
Content & Entertainment	571	461	110	24%
Corporate	3	27	(24)	(89)%
	$1,734	$4,404	$(2,670)	(61)%

Depreciation and amortization expense decreased in our Cinema Equipment Business Segment as the majority of our digital cinema projection systems reached the conclusion of their ten-year useful lives during fiscal years 2022 and 2021. Corporate and Content & Entertainment depreciation and amortization expense on property and equipment is $0.1 million higher due to the addition of software placed into service and amortization related to the business acquisition intangibles.

 Amortization of intangible assets

	For the Fiscal Year Ended March 31,
($ in thousands)	2022	2021	$ Change	% Change
Cinema Equipment Business	$-	23	(23)	(100)%
Content & Entertainment	2,830	2,488	342	14%
Corporate	2	4	(2)	(50)%
	$2,832	$2,515	$317	13%

Amortization of intangible assets decrease in our Cinema Equipment Business Segment as the intangibles held by that segment were fully amortized during the 2021 year. Corporate and Content & Entertainment amortization expense on intangible assets is $342 thousand higher due to the addition of intangible assets from our acquisitions during the 2022 fiscal year.

Impairment of intangible assets

During the years ended March 31, 2022 and 2021, we recorded an impairment of $2.0 million and $0 for our customer relationships, respectively, related to our Content & Entertainment Segment.

Interest expense, net

	For the Fiscal Year Ended March 31,
($ in thousands)	2022	2021	$ Change	% Change
Cinema Equipment Business	$138	$2,346	$(2,208)	(94)%
Content & Entertainment	-	9	(9)	(100)%
Corporate	217	1,695	(1,478)	(87)%
	$355	$4,050	$(3,695)	(91)%

Interest expense in the Cinema Equipment Business segment decreased primarily as a result of satisfying the Prospect Term Loan in during the quarter ended June 30, 2021. Interest expense in our Corporate segment decreased as a result of lower loan balances from our Credit Facility, the forgiveness of the PPP Loan, reduction in Second Lien Loans due to exchange for Common Stock and the conversion of the Bison Convertible Note and the Mingtai Convertible Note into shares of Common Stock.

Changes in fair value in Metaverse

During the years ended March 31, 2022 and March 31, 2021, we sold 680,000 shares of Metaverse shares for net proceeds of approximately $12.3 thousand and 8,370,000 of Metaverse shares for net proceeds of approximately $0.8 million, respectively, which resulted in a loss on sale of approximately $1 thousand and $73 thousand, respectively.

As of March, 31, 2022 and 2021, the value of our equity investment in Metaverse, using the readily determinable fair value method from the quoted trading price of the Stock Exchange of Hong Kong, was approximately $7.03 million and $6.44 million, respectively, resulting in a change in fair value of approximately $0.59 million and $(43.5) million for the years ended March 31, 2022 and 2021 respectively.

Extinguishment of PPP Loan

For the year ended March 31, 2022, we recognized a gain on extinguishment of note payable of $2.2 million for the forgiveness of PPP loan principal and interest due the approval of our PPP Loan forgiveness application by the U.S. Small Business Administration. This amount represents the entirety of our PPP loan and interest balance.

Income Tax Expense

For the year ended March 31, 2022, the income tax (benefit) of $(0.8) million represents a $(0.9) tax benefit mainly related to the releases of valuation allowance for a net change of the deferred taxes, resulting from acquisition of Foundation TV.  We also recorded income tax expense of $0.1 which was mainly related to taxable income at the state level and timing differences related to fixed asset depreciation.  We recorded an income tax (benefit) of approximately $(0.3) million for year ended March 31, 2021, mainly related to minor changes in estimates between the State tax income tax provision and tax filings.

Net Income/Loss attributable to common shareholders

	For the Fiscal Year Ended March 31,
($ in thousands)	2022	2021	$ Change	% Change
Cinema Equipment Business	$14,192	$(6,904)	$21,096	306%
Content & Entertainment	(5,369)	(3,767)	(1,602)	(43)%
Corporate	(7,053)	(52,505)	45,452	87%
	$1,770	$(63,176)	$64,946	103%

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Consolidated Adjusted EBITDA (including the results of Cinema Equipment Business segment) for the year ended March 31, 2022 increased by $13.9 compared to the year ended March 31, 2021. Adjusted EBITDA from our Cinema Equipment Business segment increased primarily due to the increase in sales of equipment in the current year, and lower revenue in the prior year due to state mandated theater closures due to COVID-19, the temporary halt of distribution of major studio releases and the expected decline of the Cinema Equipment Business. Adjusted EBITDA from the Content & Entertainment business and Corporate decreased by $1.4 million for the year ended March 31, 2022 compared to the year ended March 31, 2021, due to an increase of $4.8 million in direct operating expense and increase of $8.4 million in selling, general and administrative, higher stock-based compensation, and other costs versus previous year despite a $9.7 million increase in Streaming digital revenue, adding channels, and acquisitions.

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

We present Adjusted EBITDA because we believe that Adjusted EBITDA is a useful supplement to net income (loss) from continuing operations as an indicator of operating performance. We also believe that Adjusted EBITDA is a financial measure that is useful both to management and investors when evaluating our performance and comparing our performance with that of our competitors. We also use Adjusted EBITDA for planning purposes and to evaluate our financial performance because Adjusted EBITDA excludes certain incremental expenses or non-cash items, such as stock-based compensation charges, that we believe are not indicative of our ongoing operating performance.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	For the Fiscal Year Ended March 31,
($ in thousands)	2022	2021
Net income (loss)	$2,271	$(62,905)
Add Back:
Income tax (income) expense	(788)	(315)
Depreciation and amortization of property and equipment	1,734	4,404
Amortization of intangible assets	2,832	2,515
(Gain) Loss on extinguishment of note payable	(2,178)	1,498
Interest expense, net	355	4,050
Intangible impairment	1,968	-
Change in fair value on equity investment in Metaverse	(585)	43,518
Other expense, net	471	1,475
Recovery of doubtful accounts	(485)	(122)
Stock-based compensation and expenses	5,487	2,892
Net income (loss) attributable to noncontrolling interest	(59)	85
Adjusted EBITDA	$11,023	$(2,905)

Adjustments related to the Cinema Equipment Business
Depreciation and amortization of property and equipment	(1,160)	$(3,916)
Amortization of intangible assets	-	(23)
Stock-based compensation and expenses	-	73
Other expense	(11)	-
Recovery of doubtful accounts	485	-
Income from operations	(14,347)	4,142
Adjusted negative EBITDA from Content and Entertainment business	$(4,010)	$(2,629)

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included herein.

Cash flow

Changes in our cash flows were as follows:

	For the Fiscal Years Ended March 31,
($ in thousands)	2022	2021
Net cash provided (used in) by operating activities	$4,879	$(20,007)
Net cash used in investing activities	(12,302)	(1,710)
Net cash provided by financing activities	2,636	24,272
Net increase (decrease) in cash and cash equivalents	$(4,787)	$2,555

As of March 31, 2022, we had cash balances of $13.1 million.

As of March 31, 2021, we had cash and restricted cash balances of $17.8 million.

For the year ended March 31, 2022, net cash provided by operating activities is primarily driven by income from operations, excluding non-cash expenses such as depreciation, amortization, recovery for doubtful accounts and stock-based compensation, gain on extinguishment of note payable, including other changes in working capital. Additionally, during the year ended March 31, 2022, the Company increased accounts payable by $5.4 million to vendors.   Accounts receivable increased due to growth in streaming and acquisitions of Bloody Disgusting, Screambox and DMR. Cash received from VPFs increased from the previous period as theatres reopened and major studios resumed blockbuster releases in the theatrical market.   Changes in accounts receivable from our studio customers largely impact cash flows from operating activities and vary based on the seasonality of movie release schedules by the major studios. Operating cash flows from CEG are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the other two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients for which initial expenditures are generally recovered within six to twelve months. Cash flows were also impacted as a result of COVID-19, as during the year ended March 31, 2022, theatres began reopening in many major markets with limited capacities and discounts remained in place through the first quarter. When the majority of major studios began releasing blockbuster content to the theatrical markets and attendance improved the discounts were no longer applicable for the last three quarters in the year ended March 31, 2022. Because our digital cinema business earns a VPF when a movie is first plays on a system, the business was able to resume earning VPF revenue.

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

For the year ended March 31, 2022, cash flows used in investing activities consisted of proceeds from the sale of investment securities of $0.01 million, purchases of property and equipment of $0.6 million, and $11.7 million related to the purchase of a business.

For the year ended March 31, 2021, cash flows used in investing activities consisted of proceeds from the sale of Metaverse shares of $0.8 million, purchases of property and equipment of $0.06 million, the sale of property and equipment of $0.08 million, and the purchase of intangible assets of $2.5 million related to the asset acquisition.

For the year ended March 31, 2022, cash flows provided by financing activities consisted of payments of approximately $7.8 million in notes payable, $2.0 million in Credit Facility repayments, and $12.4 million received in connection with the issuance Common Stock.

For the year ended March 31, 2021, cash flows provided by financing activities consisted of payments of approximately $7.7 million in notes payable, $12.8 million in Credit Facility repayments, $42.7 million received in connection with the issuance Common Stock, and $2.2 million received pursuant to the Payment Protection Program of the Coronavirus Aid, Relief and Economic Security Act.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2022:

	Payments Due
Contractual Obligations (in thousands)	Total	2023	2024 & 2025	2026 & 2027	Thereafter
Operating lease obligations	$749	$258	$491	$—	$—

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CINEDIGM CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cinedigm Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cinedigm Corp. (the “Company”) as of March 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition – Content & Entertainment Business segment.

As disclosed in Note 2 to the consolidated financial statements, the Company’s Content & Entertainment business segment (“CEG”) earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, video on demand (“VOD”) and physical goods. Fees earned are a based on a percentage of the net amounts received from customers, when the Company is an agent in the transaction and represents the entire amount received from the customer when the Company is considered the principal. The Company’s performance obligations include the delivery of content for transactional, subscription and ad supported streaming on the digital platforms, and shipment of DVDS and Blu-Ray disks. Revenue is recognized when the content is available for subscription on the digital platform, at the time of shipment of physical goods, or point-of-sale for transactional and VOD services as the control over the content or the physical titles is transferred to the customer. Physical revenue is recognized after deducting the reserves for sales returns and revenue reductions, which are accounted for as variable consideration. Total CEG revenues for the year ended March 31, 2022 $37.9 million.

We identified revenue recognition for CEG as a critical audit matter due the level of judgement and estimation required by management in the recognition of fees earned from customers and estimation of revenues accrued at period end; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s determination of management’s revenue recognition for CEG.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding and evaluated the design of the Company’s controls over the revenue recognition of CEG, including obtaining and evaluating the service auditor’s report relating to controls over the third party information used by management in estimating digital revenue. We gained an understanding of the Company’s role as either principal or agent in the revenue streams and management’s determination of revenue streams as either gross or net based on the transfer of control for the good and service. Our audit procedures included, among others, comparing the revenue recognized to third party statements/reports, which can include sales, cash receipts, returns, revenue deductions, advance payments, advance recoupments, expenses, and other information, to reconcile to the revenue recognized or the net amounts in which fees are calculated on, as determined by the underlying contracts or third party statements for a sample of transactions. We also tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements, as well as the Company’s estimation process, on a sample basis, for revenues accrued at period end.

Valuation of Intangible Assets Acquired in Business Combinations

As disclosed in Note 4, the Company completed three business combinations during the year ended March 31, 2022. The business combinations were accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the purchase prices of each acquisition were allocated to the assets acquired and liabilities assumed based on their respective fair values, including intangible assets aggregating to $14.9 million.

The Company valued the acquired intangible assets, comprised of developed technology, advertiser relationships, and channels and platform, at fair value on the date of the acquisitions using income approaches. The methods used to estimate fair value required management to make significant estimates and assumptions related to the forecasts of future cash flows, customer attrition rates, discount rates, and royalty rates.

Auditing the accounting for acquisitions was complex due to the significant estimation uncertainty in determining the fair values of identified intangible assets. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about future performance of the acquired businesses and due to the limited historical data on which to base these assumptions.

Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained. We obtained an understanding and evaluated the design of the Company’s controls over its accounting for acquisitions.

Our audit procedures also included evaluating the appropriateness of the valuation models, and testing the completeness, accuracy and relevance of the underlying data used in the models, and testing the reasonableness of the forecasts of future cash flows, attrition rates, discount rates, and royalty rates for the intangible assets acquired. We assessed the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results. We also evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the valuation models and significant assumptions, including the discount and royalty rates that were independently developed using publicly available market data for comparable companies.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2004

EISNERAMPER LLP

Iselin, New Jersey

July 1, 2022

CINEDIGM CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	March 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$13,062	$16,849
Accounts receivable, net of allowance of $2,921 and $2,876, respectively	30,843	21,093
Inventory	116	166
Unbilled revenue	2,349	1,377
Prepaid and other current assets	5,793	3,657
Total current assets	52,163	43,142
Restricted cash	-	1,000
Equity investment in A Metaverse Company, a related party, at fair value	7,028	6,443
Property and equipment, net	1,980	3,500
Operating lease right-of use assets, net	749	100
Intangible assets, net	20,034	9,860
Goodwill	21,084	8,701
Other long-term assets	1,598	2,700
Total assets	$104,636	$75,446
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$52,025	$46,627
Current portion of notes payable, including unamortized debt discount and debt issuance costs of $0 and $460, respectively (see Note 5)	-	1,956
Current portion of notes payable, non-recourse including unamortized debt discount of $0 and $763, respectively (see Note 5)	-	7,786
Current portion of deferred consideration on purchase of business	3,432	-
Current portion of earnout consideration on purchase of business	1,081	-
Operating lease liabilities	258	87
Current portion of deferred revenue	196	924
Total current liabilities	56,992	57,380
Note payable	-	2,152
Deferred consideration on purchase – net of current portion	5,600	-
Earnout consideration on purchase – net of current portion	603	-
Operating lease liabilities, net of current portion	491	13
Other long-term liabilities	-	19
Total liabilities	63,686	59,564
Commitments and contingencies (see Note 7)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at March 31, 2022 and 2021. Liquidation preference of $3,648	3,559	3,559
Common stock, $0.001 par value; Class A stock 275,000,000 and 200,000,000 shares authorized at March 31, 2022 and 2021, respectively, 176,629,435 and 167,542,404 shares issued and 175,313,584 and 166,228,568 shares outstanding at March 31, 2022 and 2021, respectively.	174	164
Additional paid-in capital	522,601	499,272
Treasury stock, at cost; 1,315,851 and 1,313,836 Class A common shares at March 31, 2022 and 2021, respectively.	(11,608)	(11,603)
Accumulated deficit	(472,310)	(474,080)
Accumulated other comprehensive loss	(163)	(68)
Total stockholders’ equity of Cinedigm Corp.	42,253	17,244
Deficit attributable to noncontrolling interest	(1,303)	(1,362)
Total equity	40,950	15,882
Total liabilities and equity	$104,636	$75,446

See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	For the Fiscal Year Ended March 31,
	2022	2021
Revenues	$56,054	$31,419
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	20,894	16,103
Selling, general and administrative	29,551	21,870
Depreciation and amortization of property and equipment	1,734	4,404
Amortization of intangible assets	2,832	2,515
Intangible impairment	1,968	-
Total operating expenses	56,979	44,892
Loss from operations	(925)	(13,473)
Interest income, net	1	37
Interest expense	(356)	(4,087)
Changes in fair value of equity investment in Metaverse, a related party	585	(43,518)
Income (loss) on extinguishment of note payable	2,178	(1,498)
Other expense, net	-	(681)
Net income (loss) from operations before income taxes	1,483	(63,220)
Income tax benefit	788	315
Net income (loss)	2,271	(62,905)
Net (loss) income attributable to noncontrolling interest	(59)	85
Net income (loss) attributable to controlling interests	2,212	(62,820)
Preferred stock dividends	(442)	(356)
Net income (loss) attributable to common stockholders	$1,770	$(63,176)

Net income (loss) per Class A common stock attributable to common stockholders - basic:	$0.01	$(0.49)
Weighted average number of Class A common stock outstanding: basic	170,643,623	127,787,379
Net income (loss) per Class A common stock attributable to common stockholders - diluted:	$0.01	$(0.49)
Weighted average number of Class A common stock outstanding: diluted	173,827,870	127,787,379

See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Fiscal Year Ended March 31,
	2022	2021
Net income (loss)	$2,271	$(62,905)
Other comprehensive loss: foreign exchange translation	(95)	(160)
Comprehensive income (loss)	2,176	(63,065)
Less: comprehensive (loss) income attributable to noncontrolling interest	(59)	85
Comprehensive income (loss) attributable to controlling interests	$2,117	$(62,980)

See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive (Loss)	Total Stockholders’	Non- Controlling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit	Interest	(Deficit)
Balances as of March 31, 2020	7	$3,559	61,937,593	$62	1,313,836	$(11,603)	$400,784	$(410,904)	$92	$(18,010)	$(1,277)	$(19,287)
Foreign exchange translation	—	—	—	—	—		—	—	(160)	(160)	—	(160)
Issuance of Class A common stock in connection with public offerings	—	—	51,885,840	52	—		42,299	—	—	42,351	—	42,351
Issuance of Class A common stock in connection with the Metaverse transaction, a related party	—	—	29,855,081	30	—		11,016	—	—	11,046	—	11,046
Contributed capital under the Metaverse transaction, a related party	—	—	—	—	—		17,187	—	—	17,187	—	17,187
Common stock issued in connection with conversion of Convertible Notes and second lien loans	—	—	16,534,613	16	—		21,536	—	—	21,552	—	21,552
Stock-based compensation	—	—	1,860,554	1	—	—	2,891	—	—	2,892	—	2,892
Exercise of warrants for Class A common stock	—	—	236,899		—	—	301	—	—	301	—	301
Class A common stock to be issued in connection with asset acquisitions	—	—	3,098,126	3	—	—	2,902	—	—	2,905	—	2,905
Issuance of f Class A common stock for third party professional services	—	—	196,914		—	—		—	—		—	—
Preferred stock dividends paid with common stock	—	—	622,948				356	(356)	—		—	—
Net loss	—	—	—		—	—	—	(62,820)	—	(62,820)	(85)	(62,905)
Balances as of March 31, 2021	7	$3,559	166,228,568	$164	1,313,836	$(11,603)	$499,272	$(474,080)	$(68)	$17,244	$(1,362)	$15,882

See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)	Interest	Equity
Balances as of March 31, 2021	7	$3,559	166,228,568	$164	1,313,836	$(11,603)	$499,272	$(474,080)	$(68)	$17,244	$(1,362)	$15,882
Foreing exchange translation	—	—	—	—	—	—	—	—	(95)	(95)	—	(95)
Stock compensation and expenses	—	—	366,056	—	—	—	5,487	—	—	5,487	—	5,487
Issuance of common stock in connection with business combinations	—	—	2,662,285	3	—	—	4,822	—	—	4,825	—	4,825
Preferred stock dividends paid in stock	—	—	231,406	—	—	—	354	(89)	—	265	—	265
Treasury stock in connection with taxes withheld from employees	—	—	(2,015)	—	2,015	(5)	—	—	—	(5)	—	(5)
Preferred stock dividends accrued	—	—	—	—	—	—	89	(353)	—	(264)	—	(264)
Issuance of common stock for third party equity purchase commitment	—	—	527,021	—	—	—	206	—	—	206	—	206
Issuance of common stock in connection with performance stock units	—	—	263	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with ATM raises, net	—	—	5,300,000	7	—	—	12,371	—	—	12,378		12,378
Net Income	—	—	—	—	—	—	—	2,212	—	2,212	59	2,271
Balances as of March 31, 2022	7	$3,559	175,313,584	$174	1,315,851	$(11,608)	$522,601	$(472,310)	$(163)	$42,253	$(1,303)	$40,950

See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Year Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$2,271	$(62,905)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	4,566	6,919
Deferred income tax	(888)	-
Impairment of prepaid advances	1,164	-
Impairment of intangibles	1,968	-
Changes in fair value of equity investment in Metaverse	(585)	43,518
Loss from sale of property and equipment	-	44
Amortization of debt issuance costs included in interest expense	-	1,223
Stock-based compensation and expenses	5,487	2,892
Interest expense for deferred consideration	44	-
Change in fair value of earnout for earnout consideration	222	-
(Gain) loss on extinguishment of note payable	(2,178)	1,498
Accretion and PIK interest expense added to note payable	-	302
Other	26	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,088)	13,692
Inventory	50	406
Unbilled revenue	(972)	615
Prepaid and other current assets	(1,580)	3,195
Accounts payable and accrued expenses	4,100	(29,766)
Deferred revenue	(728)	(1,640)
Net cash provided (used in) by operating activities	4,879	(20,007)
Cash flows from investing activities:
Purchases of property and equipment	(316)	(64)
Purchase of intangible assets	(325)	(2,545)
Purchase of business, net of cash acquired	(11,672)	-
Proceeds from the sale of property and equipment	-	84
Sale of equity investment securities	11	815
Net cash used in investing activities	(12,302)	(1,710)
Cash flows from financing activities:
Payments of notes payable	(7,786)	(7,703)
Repayments under revolving credit agreement, net	(1,956)	(12,829)
Proceeds from PPP Loan	-	2,152
Net proceeds from issuance of Class A common stock	12,378	42,652
Net cash provided by financing activities	2,636	24,272
Net change in cash, cash equivalents and restricted cash	(4,787)	2,555
Cash, cash equivalents and restricted cash at beginning of year	17,849	15,294
Cash, cash equivalents and restricted cash at end of year	$13,062	$17,849

See accompanying Notes to Consolidated Financial Statements

CINEDIGM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND LIQUIDITY

Cinedigm Corp. (“Cinedigm,” the “Company,” “we,” “us,” or similar pronouns) was incorporated in Delaware on March 31, 2000. We are (i) a distributor and aggregator of independent movie, television and other short form content managing a library of distribution rights to thousands of titles and episodes released across digital, physical, theatrical, home and mobile entertainment platforms (“Streaming”) and (ii) a servicer of digital cinema assets (“Systems”) for movie screens in both North America and several international countries.

We report our financial results in two primary segments as follows: (1) cinema equipment business and (2) content and entertainment business (“Content & Entertainment” or “CEG”). The cinema equipment business segment consists of the non-recourse, financing vehicles and administrators for our digital cinema equipment (the “Systems”) installed in movie theatres throughout North America and Australia. It also provides fee-based support to music and movie screens as well as directly to exhibitors and other third-party customers in the form of monitoring, billing, collection and verification services. Our Content & Entertainment segment operates in: (1) ancillary market aggregation and distribution of entertainment content and (2) branded and curated over-the-top (“OTT”) digital network business providing entertainment channels and applications.

Risks and Uncertainties

The COVID-19 pandemic and related economic repercussions created significant volatility and uncertainty impacting the Company’s results for the period. As part of our Content & Entertainment business, the Company sells DVDs and Blu-ray discs at brick-and-mortar stores. Due to the lingering effects of the COVID-19 pandemic in the year ended March 31, 2022, the sale of physical discs through our retail partners declined although this was partially offset by digital purchases of physical product and increases in streaming views. As part of our Cinema Equipment business, the Company earns revenue when movies are exhibited in theatres. Many movie theaters in the United States slowly re-opened with limited capacities through March 31, 2022. The majority of major studios resumed blockbuster films releases during the year which showed an encouraging return of consumer confidence for the theatrical experience. As vaccines became readily available and COVID cases decreased, major studios resumed theatrical releases and there was an uptick in box-office revenue during the period ending March 31, 2022.

Liquidity

We have incurred net losses historically and have net income of $2.3 million for the year ended March 31, 2022. We also have an accumulated deficit of $472.3 million and negative working capital of $4.8 million as of March 31, 2022. Net cash provided by operating activities for the fiscal year ended March 31, 2022 was $4.9 million. We may continue to generate net losses for the foreseeable future. Based on these conditions, the Company entered into the following transactions described below:

Sale of Cinematic Equipment

On March 17, 2021, the Company entered into two separate agreements for the sale of cinematic equipment to American Multi-Cinema, Inc. (“AMC”). The agreements included the sale in tranches of a total of 2,369 cinematic projectors starting in March 2021 and continuing through January 2023 for total cash consideration of $10.8 million. For the year ended March 31, 2022, the Company recognized aggregate revenue for $9.9 million. A portion of the total proceeds were used to pay down the remaining outstanding balance of the Prospect Loan notes payable.

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

Common Stock Purchase Agreement

In October 2021, we entered into a Common Stock Purchase Agreement (the “Equity Line Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital, LLC (“B. Riley Principal Capital”). Pursuant to the Equity Line Purchase Agreement, the Company has the right to sell to B. Riley Principal Capital up to the lesser of (i) $50,000,000 of newly issued shares of Common Stock and (ii) the Exchange Cap (as defined in the Equity Line Purchase Agreement), from time to time during the 24-month period from and after the October 21, 2021. Sales of Common Stock pursuant to the Equity Line Purchase Agreement, and the timing of any sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to B. Riley Principal Capital under the Equity Line Purchase Agreement. As consideration for B. Riley Principal Capital’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the Equity Line Purchase Agreement, upon execution of the Equity Line Purchase Agreement, the Company issued 210,084 shares of Common Stock to B. Riley Principal Capital (the “Commitment Shares”). The purchase price of the shares of Common Stock that we elect to sell to B. Riley Principal Capital pursuant to the Equity Line Purchase Agreement will be determined by reference to the volume weighted average price of the Common Stock (“VWAP”) during the applicable purchase date, less a fixed 5% discount to such VWAP. Pursuant to the Registration Rights Agreement, the Company filed a Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on October 21, 2021 (File No. 333-260210) for the resale by B. Riley Principal Capital of up to 25,210,084 shares of Common Stock (including the Commitment Shares) acquired pursuant to the Equity Line Purchase Agreement. During October and November 2021, we sold 5,300,000 shares of Common Stock under the Equity Line Purchase Agreement. Net proceeds from such sales totaled $12.4 million.

We believe the combination of: (i) our cash and cash equivalent balances at March 31, 2022 and (ii) expected cash flow from operations, will be sufficient for our operations and capital needs, for at least twelve months from the filing of this report. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

Our consolidated financial statements include the accounts of Cinedigm and its wholly owned and majority owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Investments in which we do not have a controlling interest or are not the primary beneficiary, but have the ability to exert significant influence, are accounted for under the equity method at fair value where we have elected the fair value option. Noncontrolling interests for which we have been determined to be the primary beneficiary are consolidated and recorded as net loss attributable to noncontrolling interest. See Note 3 - Other Interests to the Consolidated Financial Statements for a discussion of our noncontrolling interests.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the adequacy of digital revenue, accounts receivable reserves, return reserves, inventory reserves, recovery of advances, assessment of goodwill impairment, intangible asset impairment and estimated amortization lives, fair value for asset acquisitions and business combinations, valuation allowances for income taxes and stock awards. Actual results could differ from these estimates.

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

We consider all highly liquid investments with an original maturity of three months or less to be “cash equivalents.” We maintain bank accounts with major banks, which from time to time may exceed the Federal Deposit Insurance Corporation’s insured limits. We periodically assess the financial condition of the institutions and believe that the risk of any loss is minimal. Our Prospect Loan required that we maintain specified cash balances that are restricted to repayment of interest thereunder. See Note 5- Notes Payable for information about our restricted cash balances.

Cash, cash equivalents, and restricted cash consisted of the following:

	As of
(in thousands)	March 31, 2022	March 31, 2021
Cash and Cash Equivalents	$13,062	$16,849
Restricted Cash	-	1,000
	$13,062	$17,849

EQUITY INVESTMENT IN A METAVERSE COMPANY, A RELATED PARTY

On February 14, 2020, the Company acquired an approximately 11.5% interest in A Metaverse Company (“Metaverse”), a leading publicly traded Chinese entertainment company, formerly Starrise Media Holdings Limited, whose ordinary shares are listed on the Stock Exchange of Hong Kong. The Company acquired such interest as a strategic investment and in a private transaction from a shareholder of Metaverse that is related to our major shareholders. Our major shareholders also maintain a significant beneficial interest ownership in Metaverse. Upon consummation of the transaction on February 14, 2020, the Company recorded an initial investment of approximately $25.1 million, which is the fair market value of the Metaverse shares on the transaction date on the Stock Exchange of Hong Kong, in exchange for the Company’s common stock of $11.2 million, valued as of the date of the issuance of the Common Stock of the Company. The difference in value of shares received in Metaverse and shares issued by the Company is deemed as contributed capital and recorded in additional paid-in capital.

On April 10, 2020, the Company purchased an additional 15% interest in Metaverse in a private transaction from shareholders of Metaverse that are affiliated with the major shareholder of the Company. The Company recorded an additional equity investment of approximately $28.2 million, which is the fair market value of the Metaverse shares on the transaction date on the Stock Exchange of Hong Kong, in exchange for the Company’s common stock of $11.0 million, valued at the date of the issuance of the Common Stock of the Company. The difference in the value of shares received in Metaverse and shares issued by the Company is deemed as contributed capital and recorded in additional paid-in capital. This transaction was also recorded as an equity investment in Metaverse.

The Company has accounted for these investments under the equity method of accounting as the Company can exert significant influence over Metaverse with its direct ownership and affiliation with the Company’s majority shareholders. The Company has made an irrevocable election to apply the fair value option under ASC 825-10, Financial Instruments, as it relates to its equity investment in Metaverse.

During the years ended March 31, 2022 and March 31, 2021, the Company sold 680,000 shares of Metaverse shares for net proceeds of approximately $12.3 thousand and 8,370,000 of Metaverse shares for net proceeds of approximately $0.8 million, respectively, which resulted in a loss on sale of approximately $1 thousand and $73 thousand, respectively.

As of March, 31, 2022 and 2021, the value of our equity investment in Metaverse, using the readily determinable fair value method from the quoted trading price of the Stock Exchange of Hong Kong, was approximately $7.03 million and $6.44 million, respectively, resulting in a change in fair value of approximately $0.59 million for the year ended March 31, 2022. At March 31, 2022, the Company owned 362,307,397 shares or 17% of Metaverse.

Equity Investment in Metaverse, a related party transaction

On December 27, 2019, the Company entered into, and on February 14, 2020 amended, (see Note 2 - Summary of Significant Accounting Policies), a stock purchase agreement (as so amended, the “Metaverse Stock Purchase Agreement”) with BeiTai Investment LP (“BeiTai”), a related party for accounting purposes of Cinedigm and Aim Right Ventures Limited (“Aim Right”), two shareholders of A Metaverse Company, a leading Chinese entertainment company (“Metaverse”), formerly Starrise Media Holdings Limited, to buy from them an aggregate of 410,901,000 outstanding Metaverse ordinary shares (the “Metaverse Share Acquisition”). On February 14, 2020, the Company purchased 162,162,162 of the Metaverse ordinary shares from BeiTai and issued BeiTai 21,646,604 shares of its Class A common stock, par value $.001 per share (the “Common Stock”) in consideration therefor. The Metaverse shares received were valued at approximately $25 million and the Company issued shares that were valued at approximately $11.2 million. On April 10, 2020, the Company, in accordance with the terms of the Stock Purchase Agreement, terminated its obligation to purchase Metaverse ordinary shares from Aim Right under the Metaverse Stock Purchase Agreement.

On April 10, 2020, the Company entered into another stock purchase agreement (the “April Metaverse Stock Purchase Agreement”) with five (5) shareholders of Metaverse - Bison Global Investment SPC - Bison Global No. 1 SP, Huatai Investment LP, Antai Investment LP, Mingtai Investment LP and Shangtai Asset Management LP, all of which are related parties to the Company to buy - an aggregate of 223,380,000 outstanding Metaverse ordinary shares from them and for the Company to issue to them an aggregate of 29,855,081 shares of its Common Stock as consideration therefor (the “April Metaverse Share Acquisition”). On April 15, 2020, the April Metaverse Share Acquisition was consummated and this transaction was also recorded as an equity investment in Metaverse.

Metaverse’s ordinary shares (HK 1616) are listed on the main board of the Stock Exchange of Hong Kong Limited. Based on the closing price of .152 per share on March 31, 2022, calculated at an exchange rate of 7.83 Hong Kong Dollars to 1 US dollar, the market value of Cinedigm’s ownership in Metaverse ordinary shares was approximately $7.03 million. On April 1, 2022, trading of Metaverse’s ordinary shares was halted. (See Note 11)

NON-MONETARY TRANSACTIONS

During the year ended March 31, 2020, the Company entered into agreements with certain vendors to transfer 5,139,762 and 14,184,765 Metaverse ordinary shares to satisfy outstanding liabilities with these vendors. Upon the sale of the Metaverse shares by the vendors, with certain restrictions on sales unless the Company gave consent to sell, if the proceeds did not satisfy the amount due to the vendor, the Company was liable for the balance owed. Pursuant to such agreements, the Company reduced the amount payable to its vendors by $0.8 million as of March 31, 2021. There were no such transactions during the year ended March 31, 2022.

There was no gain or loss resulting from these transactions for the year ended March 31, 2022 and 2021.

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

We record accounts receivable, long-term in connection with activation fees that we earn from our Systems deployments that have extended payment terms. Such accounts receivable are discounted to their present value at prevailing market rate.

ADVANCES

Advances, which are recorded within prepaid and other current assets on the consolidated balance sheets, represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record impairment charges for amounts that we expect may not be recoverable as of the consolidated balance sheet date. Impairments and accelerated amortization related to advances were $1.2 million and $0.3 million, for the years ended March 31, 2022 and 2021, respectively.

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

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the years ended March 31, 2022 and 2021, the Company assessed the future performance of titles included in the customer list intangible asset, which resulted in an impairment charge of $2.0 million and $0 was recorded from operations for long-lived assets or finite-lived assets.

INTANGIBLE ASSETS

Intangible assets are stated at cost less accumulated amortization. For intangible assets that have finite lives, the assets are amortized using the straight-line method over the estimated useful lives of the related assets. For intangible assets with indefinite lives, the assets are tested annually for impairment or sooner if a triggering event occurs. During the years ended March 31, 2022 and 2021, we recorded an impairment of $2.0 million and $0 for our customer relationships, respectively.

Amortization expense is recorded using the straight-line method over the estimated useful lives of the respective assets as follows:

Trademark	3 years
Content Library	3 – 20 years
Customer Relationships	5 – 13 years
Tradename	2 – 15 years
Theatre Relationship	12 years
Patents	3 years
Supplier Agreements	2 years
Intangible Assets	3-4 years
Software	10 years

The Company’s intangible assets include the following on March 31, 2022:

	Cost Basis	Accumulated Amortization	Impairment	Net
Trademark	$1,925	$(776)	$-	1,149
Content Library	23,685	(20,665)	-	3,020
Customer Relationships	10,658	(7,327)	(1,968)	1,363
Tradename	2,101	(525)	-	1,576
Theatre Relationship	550	(550)	-	-
Patents	17	(17)	-	-
Supplier Agreements	11,430	(11,384)	-	46
Intangible Assets	10,081	(161)	-	9,920
Software	3,200	(240)	-	2,960
Total Intangible Assets	$63,647	$(41,645)	$(1,968)	20,034

The Company’s intangible assets include the following on March 31, 2021:

	Cost Basis	Accumulated Amortization	Impairment	Net
Trademark	$2,839	$(382)	$-	2,457
Content Library	23,148	(20,272)	-	2,876
Customer Relationships	22,137	(17,610)	-	4,527
Theatre Relationship	550	(550)	-	-
Total Intangible Assets	$48,674	$(38,814)	$-	9,860

Below is the amortization expense per year for the intangible assets:

Total
2023	$2,734
2024	2,562
2025	1,730
2026	1,651
2027	1,651
Thereafter	9,706
Total	$20,034

FAIR VALUE MEASUREMENTS

The fair value measurement disclosures are grouped into three levels based on valuation factors:

●	Level 1 – quoted prices in active markets for identical investments

●	Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)

●	Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

Assets and liabilities measured at fair value on a recurring basis use the market approach, where prices and other relevant information are generated by market transactions involving identical or comparable assets or liabilities.

The equity investment in Metaverse is in Hong Kong dollars and was translated into US dollars as of March 31, 2022 and 2021 at an exchange rate of 7.8 and 7.8 Hong Kong Dollars to 1 US Dollar, respectively. The fair value of this equity investment is measured by the quoted market price of Metaverse on the Stock Exchange of Hong Kong. The adjustment to fair value of this investment resulted in a gain of $585 and loss of $4,518 for the years ended March 31, 2022 and 2021, respectively.

The following tables summarize the levels of fair value measurements of our financial assets and liabilities as of March 31, 2022 and, 2021:

As of March 31, 2022

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investment in Metaverse, at fair value	$7,028	$—	$—	$7,028
	$7,028	$—	$—	$7,028

Liabilities:
Current portion of earnout consideration on purchase of a business	$—	$—	$1,081	$1,081
Long term portion of earnout consideration on purchase of a business	—	—	603	603
	$—	$—	$1,684	$1,684

As of March 31, 2021

(in thousands)	Level 1	Level 2	Level 3	Total
Restricted cash	$1,000	$—	$—	$1,000
Equity investment in Metaverse, at fair value	6,443	—	—	6,443
	$7,443	$—	$—	$7,443

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

The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or to perform the quantitative impairment test. The Company reassessed goodwill impairment on its annual measurement date of March 31, 2022 by performing a qualitative analysis and determined that it was not more likely than not that the fair value of its reporting unit is less than its carrying amount.

No goodwill impairment charge was recorded in the years ended March 31, 2022 and 2021.

Gross amounts of goodwill and accumulated impairment charges that we have recorded are as follows:

(In thousands)
Goodwill at March 31, 2021	$8,701
Goodwill from business combinations – see Note 4	12,383
Goodwill at March 31, 2022	$21,084

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of
(In thousands)	March 31, 2022	March 31, 2021
Accounts payable	$34,177	$30,111
Amounts due to producers, net	10,430	10,557
Accrued compensation and benefits	3,507	2,995
Accrued taxes (refund) payable	(78)	(99)
Interest payable	-	10
Accrued other expenses	3,989	3,053
Total accounts payable and accrued expenses	$52,025	$46,627

PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	As of
(In thousands)	March 31, 2022	March 31, 2021
Non-trade accounts receivable	$826	$413
Advances	2,117	1,841
Due from producers	1,861	589
Prepaid insurance	169	409
Other prepaid expenses	820	405
Total prepaid and other current assets	$5,793	$3,657

Impairments and accelerated amortization related to advances were $1.2 million and $0.3 million, for the years ended March 31, 2022 and 2021, respectively.

REVENUE RECOGNITION

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

Cinema Equipment Business

Our Cinema Equipment Business consists of financing vehicles and administrators for Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

We retain ownership of our Systems and the residual cash flows related to the Systems in Phase I Deployment after the end of the 10-year deployment payment period.

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

Phase II Deployment’s agreements with distributors require the payment of VPFs, according to a defined fee schedule, for ten years from the date each system is installed; however, Phase II Deployment may no longer collect VPFs once “cost recoupment,” as defined in the contracts with movie studios and distributors, is achieved. Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by Phase II Deployment have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, and including service fees, subject to maximum agreed upon amounts during the three-year rollout period and thereafter. Further, if cost recoupment occurs before the end of the eighth contract year, the studios will pay us a one-time “cost recoupment bonus.” The Company evaluated the constraining estimates related to the variable consideration, that it is not probable to conclude at this point in time that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is subsequently resolved.

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we typically pursue the sale of the Systems to such exhibitors. Cinedigm recognizes revenue once the customer takes possession of the Systems and Cinedigm received the sale proceeds. Such sales were originally contemplated as the conclusion of the digital cinema deployment plan. Total system sales executed was $6.1   million and $6.7 million, during the year ended March 31, 2022 and 2021, respectively. Revenues earned in connection with up front exhibitor contributions   are deferred and recognized over the expected cost recoupment period.

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

Content & Entertainment Business

CEG earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, video on demand (“VOD” or “OTT Streaming and Digital”), and physical goods (e.g., DVDs and Blu-ray Discs) (“Physical Revenue” or “Base Distribution Business”). Fees earned are typically a percentage based on the net amounts received from our customers. Depending upon the nature of the agreements with the platform and content providers, the fee rate that we earn varies. The Company’s performance obligations include the delivery of content for transactional, subscription and ad supported/free ad-supported streaming TV (“FAST”) on the digital platforms, and shipment of DVDs and Blu-ray Discs. Revenue is recognized at the point in time when the content is available for subscription on the digital platform (the company’s digital content is considered functional IP), at the time of shipment for physical goods, or point-of-sale for transactional and VOD services as the control over the content or the physical title is transferred to the customer. The Company considers the delivery of content through various distribution channels to be a single performance obligation. Physical revenue from the sale of physical goods is recognized after deducting the reserves for sales returns and other allowances, which are accounted for as variable consideration.

Reserves for potential sales returns of physical goods and other allowances are recorded based upon historical experience. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required.

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

The Company follows the five-step model established by ASC 606 when preparing its assessment of revenue recognition

Principal Agent Considerations

Revenue earned by our CEG business from the delivery of digital content and physical goods may be recognized gross or net depending on the terms of the arrangement. We determine whether revenue should be reported on a gross or net basis based on each revenue stream. Key indicators that we use in evaluating gross versus net treatment include, but are not limited to, the following:

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

The ending deferred revenue balance, including current and non-current balances, as of March 31, 2022 was $0.2 million. For the year ended March 31, 2022, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business. For year ended March 31, 2022 and March 31, 2021, there was $11,792,210 and $14,433,054,   respectively, included in accounts payable that represents a refund liability, a portion or all of which may be recognized as revenue upon completion of audit periods.

During the year ended March 31, 2022, $813 thousand of revenue was recognized that was included in the deferred revenue balance at the beginning of the year. During the year ended March 31, 2022, $3.9 million of revenue was recognized that was included in the accounts payable balance as constrained variable consideration at the beginning of the year. The Company recognized the revenue related once the uncertainty associated with the variable consideration was resolved.

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

The following tables present the Company’s revenue categories for the years ended March 31, 2022 and 2021 (in thousands):

	Year Ended March 31,
	2022	2021
Cinema Equipment Business:
Phase I Deployment	$654	$552
Phase II Deployment	4,810	1,531
Services	1,428	539
Digital System Sales	11,267	600
Total Cinema Equipment Business revenue	$18,159	$3,222

Content & Entertainment Business:
Physical Goods	$10,447	$10,230
OTT Streaming and Digital	27,448	17,967
Total Content & Entertainment Business revenue	$37,895	$28,197

Concentrations

For the fiscal year ended March 31, 2022, two customers, Amazon and Distribution Solutions each represented 18% and 25% respectively of CEG’s revenues and approximately 6% and 8%, respectively, of our consolidated revenues. For the fiscal year ended March 31, 2021, Amazon and Distribution Solutions represented 15% and 22% respectively of CEG’s revenues and approximately 9% and 13%, respectively, of our consolidated Revenues.

DIRECT OPERATING COSTS

Direct operating costs consist of operating costs such as cost of revenue, fulfillment expenses, shipping costs, property taxes and insurance on Systems, royalty expenses, impairments of advances, and marketing and direct personnel costs.

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

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

Basic and diluted net loss per common share has been calculated as follows:

Basic net income (loss) per common share attributable to common stockholders	=	Net loss attributable to common stockholders
Weighted average number of common stock outstanding during the period

Diluted net income (loss) per common share attributable to common stockholders	=	Net loss attributable to common stockholders
Weighted average number of common stock outstanding during the period plus potential dilutive shares

Stock issued and treasury stock repurchased during the period are weighted for the portion of the period that they are outstanding. Shares issued and any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding.

We had net income for the year ended March 31, 2022, and therefore the impact of potentially dilutive common shares from outstanding stock options, stock appreciation rights, and warrants, totaling 3,184,247 shares for the year ended March 31, 2022, respectively, was included in the computations of diluted earnings per share. The calculation of diluted net income per share for the year ended March 31, 2022 does not include the impact of 6,156,432 potentially dilutive shares relating to stock options, stock appreciation rights, and warrants as their impact would have been anti-dilutive as their exercise prices are above the Company’s average Common Stock price during the period.

We incurred a net loss for the year ended March 31, 2021, and therefore the impact of potentially dilutive common shares from outstanding stock options and warrants, totaling 11,127,539 shares as of March 31, 2021, were excluded from the computations of loss per share as their impact would have been anti-dilutive.

COMPREHENSIVE LOSS

For the year ended March 31, 2022 and 2021, comprehensive loss consisted of net loss and foreign currency translation adjustments.

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

As of March 31, 2022 and March 31, 2021, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable was $0.8 million and $0.3 million as of March 31, 2022 and March 31, 2021, respectively, which are included in accounts receivable, net on the accompanying consolidated balance sheets.

The accompanying Consolidated Statements of Operations include $0.8 million and $128 thousand of digital cinema servicing revenue from CDF2 Holdings for the year ended March 31, 2022 and 2021, respectively.

Total Stockholders’ Deficit of CDF2 Holdings at March 31, 2022 and March 31, 2021 was $55.6 million and $46.3 million, respectively. We have no obligation to fund the operating loss or the stockholders’ deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of March 31, 2022 and March 31, 2021 is carried at $0.

Majority Interest in CONtv

We own an 85% interest in CON TV, LLC, a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the Internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets.

Investment in Roundtable

On March 15, 2022, the Company entered into a stock purchase agreement with Roundtable Entertainment Holdings, Inc. (“Roundtable”) pursuant to which the Company purchased 500 shares of Roundtable Series A Preferred Stock and warrants to purchase 100 shares of Roundtable Common Stock (together, the “Roundtable Securities”). The Company paid the purchase price for the Roundtable Securities by issuing to Roundtable 316,937 shares of Common Stock is based on the closing price of the company on the date of the purchase. The Company recorded $0.2 million for the purchase of the Roundtable Securities which is included in other long-term assets on the consolidated balance sheet. The investment in the Roundtable Securities was made in connection with a proposed collaboration with Roundtable regarding production and distribution of streaming content including the launch of high profile branded enthusiast streaming channels. The Roundatble investment was accounted for using the cost method.

4. BUSINESS COMBINATIONS

FoundationTV, Inc.

On May 12, 2021, the Company entered into a stock purchase agreement (the “Foundation Stock Purchase Agreement”) with FoundationTV, Inc. (“FoundationTV”), to buy all of FoundationTV´s issued and outstanding stock in consideration of an aggregate of $5.2 million, of which $0.7 million was paid in cash and 1,483,129 shares of Common Stock, which were valued at $2.5 million, were issued at closing stock price of $1.69 on the closing date of June 9, 2021, and an additional $2.0 million will be paid in eight equal installments of one installment on each six month anniversary of closing over forty-eight months, and a final lump sum payment of $225 thousand on the four year anniversary of the closing, reduced by $0.2 million settlement of a prior relationship. The Foundation Stock Purchase Agreement contained certain conditions to closing, including that the Company obtain approval of its stockholders, applicable lenders, and regulatory authorities, as applicable, and representations and warranties and covenants as are customary for transactions of this type. On June 9, 2021, the FoundationTV acquisition was consummated. The Company incurred transaction costs of $36 thousand during the year ended March 31, 2022. As of March 31, 2022, the deferred consideration initially measured by bringing to present value the agreed-upon cash payments discounted by a 3% rate, includes a $0.5 million short-term payable and a long-term payable for $1.5 million. FoundationTV is included as a part of the Content & Entertainment segment.

Purchase Price
Purchase Price	$5,237
Total purchase price	$5,237

Allocation of purchase price
Developed technology	3,200
Deferred tax liability	(888)
Goodwill	2,925
Total allocation of purchase price	$5,237

The developed technology acquired in this transaction has a useful life of 10 years. During the year ended March 31, 2022, the Company recorded $240 thousand in amortization expense related to the developed technology acquired in the acquisition.

Below is the amortization expense per year for the developed technology acquired in the business combination:

2023	$320
2024	320
2025	320
2026	320
2027	320
2028	320
2029	320
2030	320
2031	320
2032	80
Total	$2,960

Bloody Disgusting, LLC

On September 17, 2021, the Company entered into an asset purchase agreement (the “Bloody Disgusting Asset Purchase Agreement”) with Bloody Disgusting, LLC (“Bloody Disgusting”), to buy substantially all of the assets of Bloody Disgusting, in consideration of an aggregate of $7.8 million, of which $4.0 million was paid in cash and 1,039,501 shares of Common Stock, which were valued at $2.3 million, were issued at closing stock price of $2.23 on the closing date of September 17, 2021, and $1.7 million as of the fair value of the earnout liability, related to earnout targets, as defined, to be met as of March 2022, March 2023 and March 2024. The fair value of the earnout liability was estimated considering the weighted probability of scenarios on the earnout metrics possible outcomes during the earnout period. The Bloody Disgusting Asset Purchase Agreement contained certain conditions to closing and representations and warranties and covenants as are customary for transactions of this type. On September 17, 2021, the Bloody Disgusting acquisition was consummated. Bloody Disgusting, LLC is included as a part of the Content & Entertainment segment.

Purchase Price
Purchase Price	$7,780
Total purchase price	$7,780

Allocation of purchase price
Current assets	9
Advertiser relationships	3,750
Trade name	1,100
Goodwill	2,921
Total allocation of purchase price	$7,780

The advertiser relationships acquired in this transaction has a useful life of 12 years and the trade name acquired has a useful life of 10 years. During the year months ended March 31, 2022, the Company recorded $211 thousand in amortization expense related to the intangible assets acquired.

Below is the amortization expense per year for the intangible assets acquired in the business combination:

	Advertiser relationships	Trade name	Total
2023	$313	$110	$423
2024	313	110	423
2025	313	110	423
2026	313	110	423
2027	313	110	423
2028	313	110	423
2029	313	110	423
2030	313	110	423
2031	313	110	423
2032	313	55	368
2033	313	—	313
2034	151	—	151
Total	3,594	1,045	$4,639

DMR

The Company entered into an Equity Purchase Agreement among the Company, and David Chu, Augustine Hong, Helen Hong, Michael Hong, Justin Lee, Steven Park, and Kingsoon Ong (collectively, the “Sellers”) and David Chu as representative of the Sellers (the “DMR Agreement”) to acquire all of the outstanding membership interests of Asian Media Rights, LLC d/b/a Digital Media Rights (“DMR”), a diversified specialty streaming, advertising, and content distribution company with significant expertise in building audiences for global content in North America (the “Transaction”).

On March 25, 2022, the Company executed the Amended and Restated Equity Purchase Agreement (the “A&R DMR Agreement”) among the Company, the Sellers and David Chu as representative of the Sellers that amended and restated the DMR Agreement. Pursuant to the A&R DMR Agreement, the purchase price for the Transaction is $14,794,000  , subject to working capital and other adjustments, consisting of (1) $8,000,000 in cash paid at the closing of the Transaction and (ii) $8,400,000 paid, at the Company’s option, in either cash or Common Stock at its then market value, as follows: (a) $3,000,000 on the first anniversary of the closing of the Transaction, (b) $3,000,000 on the second anniversary of the closing of the Transaction, and (c) $2,400,000 on the third anniversary of the closing of the Transaction. DMR is included as a part of the Content & Entertainment segment.

Purchase Price
Purchase Price	$14,794
Total purchase price	$14,794

Allocation of purchase price
Cash and cash equivalents	862
Accounts receivable	1,531
Prepaid expense	55
Other receivables	3
Right of use asset - operating	841
Furniture & fixtures	6
Computers and related equipment	28
Deposits	43
Channel & platform	6,300
Content rights	299
Investment in Kor TV	300
Goodwill	6,537
Short term liabilities	(1,450)
Long term liabilities	(561)
Total allocation of purchase price	$14,794

The content library acquired in this transaction has a useful life of 13 years and channel acquired has a useful life of 13 years. During the year ended March 31, 2022, the Company recorded $0 in amortization expense related to the intangible assets acquired.

Below is the amortization expense per year for the intangible assets acquired in the business combination:

	Content Library	Channel	Total
2023	$23	$485	$508
2024	23	485	508
2025	23	485	508
2026	23	485	508
2027	23	485	508
2028	23	485	508
2029	23	485	508
2030	23	485	508
2031	23	485	508
2032	23	485	508
2033	23	485	508
2034	23	485	508
2035	23	480	503
Total	$299	$6,300	$6,599

Combined

The amounts of revenue and net loss for the acquired companies included in the Company's consolidated statement of operations for the period ending in March 31, 2022 are as follows:

(In thousands)	Total
2022
Revenue	$1,319
Net Loss	$(133)

Proforma Information (Unaudited)

The unaudited proforma information in the table below summarizes the combined results of operations for the Company and its acquisitions of Foundation TV, Inc., Bloody Disgusting, LLC and DMR as if these acquisitions had been included in the consolidated results of the Company since April 1, 2020 for the each of the two entire years ended March 31, 2022 and 2021:

(In thousands)	Proforma
	2022	2021
Revenue	$64,158	$39,513
Net Income (Loss)	$945	$(53,570)

5. NOTES PAYABLE

Notes payable consisted of the following:

	March 31, 2022		March 31, 2021
(In thousands)	Current Portion	Long Term Portion	Current Portion	Long Term Portion
Prospect Loan	$—	$—	$7,786	$—
Total non-recourse notes payable	—	—	7,786	—
Total non-recourse notes payable, net of unamortized debt issuance costs and debt discounts	$—	$—	$7,786	$—
Credit Facility	—	—	1,956	—
PPP Loan	—	—	—	2,152
Total recourse notes payable	—	—	1,956	2,152
Less: Unamortized debt issuance costs and debt discounts	—	—	—	—
Total recourse notes payable, net of unamortized debt issuance costs and debt discounts	$—	$—	$1,956	$2,152
Total notes payable, net of unamortized debt issuance costs	$—	$—	$9,742	$2,152

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

Prospect Loan

In February 2013, our subsidiaries Cinedigm DC Holdings, LLC (“CDCH”), Access Digital Media, Inc (“AccessDM”) and Access Digital Cinema Phase 2, Corp. (“Phase 2 DC”) entered into a term loan agreement (the “Prospect Loan” or the “Term Loan Agreement”) with Prospect Capital Corporation (“Prospect”), pursuant to which CDCH borrowed $70.0 million. The Prospect Loan included interest at LIBOR plus 9.0% (with a 2.0% LIBOR floor), which was payable in cash, and at an additional 2.50% accrued as an increase to the aggregate principal amount of the Prospect Loan until the Prospect Loan was paid off, at which time all accrued interest became payable in cash.

Collections of CDCH accounts receivable were deposited into accounts designated to pay certain operating expenses, principal, interest, fees, costs and expenses relating to the Prospect Loan. On a quarterly basis, if there was excess cash flow, it was used for prepayment of the Prospect Loan. We also maintained a debt service fund under the Prospect Loan for future principal and interest payments. As of March 31, 2022, and March 31, 2021, the debt service fund had a balance of $0 and $1.0 million, respectively, which was classified as part of restricted cash on our Consolidated Balance Sheets.

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

The following table summarizes the activity related to the Prospect Loan:

	As of
(In thousands)	March 31, 2022	March 31, 2021
Prospect Loan, at issuance	$70,000	$70,000
PIK Interest	8,016	6,397
Payments to date	(78,016)	(68,611)
Prospect Loan, gross	$—	$7,786
Less unamortized debt issuance costs and debt discounts	—	—
Prospect Loan, net	—	7,786
Less current portion	—	(7,786)
Total long term portion	$—	$—

Bison Convertible Note

The Bison Convertible Note had a term ending on March 4, 2021, and bears interest at 5% per annum. The principal was due on March 4, 2021, in cash or in shares of Common Stock, or a combination of cash and Common Stock, at the Company’s option. The Bison Convertible Note was convertible at the Company’s option, at any time prior to payment in full of the principal balance and all accrued interest of the note, to convert this note in whole or in part, into fully paid and nonassessable shares of the Company’s Class A common stock.

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

As of March 31, 2022 and March 31, 2021, there was $0 and $2.0 million outstanding, respectively.

PPP Loan

On April 15, 2020, the Company received $2.2 million from East West Bank, the Company’s existing lender, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 10, 2022 (the “PPP Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the PPP Maturity Date. The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts were intended to be eligible for forgiveness, subject to the provisions of the CARES Act, and could be subject to repayment. On July 7, 2021, the Company received notification from the lender that the U.S. Small Business Administration had approved the Company’s PPP Loan forgiveness application for the entire PPP Loan amount and accrued interest effective June 30, 2021. For the year ended March 31, 2022, the Company recognized a gain on extinguishment of note payable of $2,178 in the statement of operations for the forgiveness of PPP loan principal and interest.

6. STOCKHOLDERS’ EQUITY (DEFICIT)

COMMON STOCK

Authorized Common Stock

On October 11, 2021, the Company filed a Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation, pursuant to which the number of shares of Common Stock authorized for issuance was increased to 275,000,000 shares.

During the year ended March 31, 2022, the Company issued 9,085,016 shares of Common Stock which consist of the sale of shares of our Common Stock, issuance of Common Stock for business combinations, the issuances of Common Stock in payment of preferred stock dividends and in payment of board retainer fees, and the issuance of Common Stock as payment pursuant to a Stock Purchase Agreement (See Note 3).

PREFERRED STOCK

Cumulative dividends in arrears on preferred stock were $0.1 million and $0.1 million as of March 31, 2022 and March 31, 2021, respectively. In May 2021 and October 2021, we paid preferred stock dividends in arrears in the form of 53,278 and 102,697 shares of Common Stock, respectively.

TREASURY STOCK

We have treasury stock, at cost, consisting of 1,315,851 and 1,313,836 shares of Common Stock at March 31, 2022 and March 31, 2021, respectively.

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

As of March 31, 2022, there were 217,337 stock options outstanding in the 2000 Plan with weighted average exercise price of $14.49 and a weighted average contract life of 1.54 years. As of March 31, 2021, there were 261,587 shares pursuant to stock options outstanding in the Plan with weighted average exercise price of $14.99 and a weighted average contract life of 2.11 years. A total of 44,000 options expired and 250 options forfeited during the year ended March 31, 2022.

Options outstanding under the 2000 Plan as of March 31, 2022 is as follows:

As of March 31, 2022
Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$7.40	5,000	3.25	$7.40	$—
$14.00 - $24.40	212,337	1.50	14.65	—
	217,337			$—

An analysis of all options exercisable under the 2000 Plan as of March 31, 2022 is presented below:

Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
217,337	1.54	$14.49	—

In August 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan). The 2017 Plan replaced the 2000 Plan, and applies to employees and directors of, and consultants to, the Company. The 2017 Plan provided for the issuance of up to 2,108,270 shares of Common Stock, in the form of various awards, including stock options, stock appreciation rights, stock, restricted stock, restricted stock units, performance awards and cash awards. The Compensation Committee of the Company’s Board of Directors (the “Board”) is authorized to administer the 2017 Plan and make grants thereunder. The approval of the 2017 Plan did not affect awards already granted under the 2000 Plan. On December 4, 2019, upon shareholder approval, the 2017 Plan was amended to increase the maximum number of shares of Common Stock authorized for issuance thereunder from 2,108,270 shares to 4,098,270.

On October 23, 2020, the Company amended its 2017 Plan to increase the number of shares authorized for issuance thereunder from 4,098,270 to 14,098,270.

On October 11, 2021, the Company amended its 2017 Plan to increase the number of shares authorized for issuance thereunder from 14,098,270 to 18,098,270.

During the year ended March 31, 2022, the Company granted 2,025,250 stock appreciation rights (“SARs”). The SARs were granted under the 2017 Plan, except for 600,000 SARs granted to an officer of the Company as an inducement grant. All SARs issued have an exercise price equal to the fair value of the Company’s Common Stock on the date of grant and a maturity date of 10 years. The SARs were valued on the grant date utilizing an option pricing model, as follows:

Grant Date: May 23, 2021 – November 30, 2021

Maturity Date: May 23, 2031 – November 30, 2031

Exercise price: $1.29 - $2.56

Volatility: 94.56% - 114.42%

Discount rate: 0.96% - 1.63%

Expected term: 6 – 6.5 years

Stock appreciation rights outstanding under the 2017 Plan as of March 31, 2022 is as follows:

As of March 31, 2022
Range of Prices	SARs Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$0.54 - $0.74	5,550,000	8.74	$0.62	$1,208
$1.16 - $1.47	2,283,610	7.90	1.37	—
$1.71 - $2.10	2,455,738	8.91	1.97	—
$2.23 - $2.56	604,250	9.60	2.32	—
	10,893,598			$1,208

An analysis of all stock appreciation rights exercisable under the 2017 Plan as of March 31, 2022 is presented below:

SAR Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
2,521,323	7.01	$1.14	158

Total SARs outstanding are as follows:

Year Ended March 31, 2022
SARs Outstanding March 31, 2021	9,154,933
Issued	2,025,250
Forfeited	(286,585)
Total SARs Outstanding March 31, 2022	10,893,598

In addition, in during the year ended March 31, 2022, the Company granted performance stock unit awards under the 2017 Plan to employees of the Company that vest upon certain performance goals being achieved. Upon vesting the award shares are issued to the employee. Following is the activity for performance stock unit awards:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at April 1, 2021	-	$
Granted	1,317,554		$1.25
Vested	(621,275)		$1.25
Unvested balance at March 31, 2022	696,280		$1.25

During the year ended March 31, 2022, 366,056 shares were issued for vested awards and 255,219 are to be issued as of March 31, 2022.

Employee and director stock-based compensation expense related to our stock-based awards was as follows:

	Year Ended March 31,
(In thousands)	2022	2021
Selling, general and administrative	$5,487	$2,892
	$5,487	$2,892

There was $1 and $5 thousand of stock-based compensation recorded for the year ended March 31, 2022 and 2021, respectively, related to employees’ restricted stock awards.

There was $386 thousand and $293 thousand of stock-based compensation for the year ended March 31, 2022 and 2021, respectively, related to board of directors. During the year ended March 31, 2022, the Company issued 280,690 restricted shares to non-employee directors.

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN

In October 2013, we issued options outside of the 2000 Plan to 10 individuals who became employees as a result of a business combination. The employees received options to purchase an aggregate of 62,000 shares of our Common Stock at an exercise price of $17.50 per share. The options were fully vested as of October 2017 and expire 10 years from the date of grant, if unexercised. As of March 31, 2022, 12,500 of such options remained outstanding.

WARRANTS

The following table presents information about outstanding warrants to purchase shares of our Common Stock as of March 31, 2022. All of the outstanding warrants are fully vested and exercisable.

Recipient	Amount outstanding	Expiration	Exercise price per share
5-year Warrant issued to Bison Entertainment and Media Group(“ BEMG”) in connection with a term loan agreement	1,400,000	December 2022	$1.80

Warrants for the purchase of 298,519 shares of Common Stock expired unexercised during the year ended March 31, 2022.

7. COMMITMENTS AND CONTINGENCIES

We operate from leased properties under non-cancelable operating lease agreements, certain of which contain escalating lease clauses.

The Company leases office space under an operating lease. The Company’s portfolio of leases is primarily related to real estate and since most of our leases do not provide a readily determinable implicit rate, the Company estimated its incremental borrowing rate to discount the lease payments based on information available at either the implementation date of Topic 842 or at lease commencement for leases entered into thereafter.

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of March 31, 2022 and March 31, 2021:

(In thousands)	Classification on the Balance Sheet	March 31, 2022	March 31, 2021
Assets
Noncurrent	Operating lease right-of-use asset	$749	$100
Liabilities
Current	Operating leases – current portion	258	87
Noncurrent	Operating leases – long-term portion	491	13
Total operating lease liabilities		$749	$100

The weighted average life remaining is 35 months and the weighted average interest rate 3.38%.

Lease Costs

The table below presents certain information related to lease costs for leases:

	Year Ended	Year Ended
(In thousands)	March 31, 2022	March 31, 2021
Operating lease cost	$125	$195
Total lease cost	$125	$195

Other Information

The table below presents supplemental cash flow information related to leases:

	Year Ended	Year Ended
(In thousands)	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities	83	197
Operating cash flows used for operating leases	$83	$197

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

Hyde Park Agreement

On January 5, 2022, the Company entered into a letter agreement with Hyde Park Entertainment, Inc. (“Hyde Park”), pursuant to which the Company and Hyde Park are collaborating on the development, production and/or distribution of a project based on the novel Audition by Ryu Murakami (the “Audition Project”). Each of the Company and Hyde Park owns 50% of the rights in connection with the Audition Project. The Company paid $100 thousand to Hyde Park plus $26 thousand in legal fees to counsel for the Audition project. Ashok Amritraj, a director of the Company, is the Chairman and CEO of Hyde Park and has an interest in 100% of the revenues of Hyde Park. Ashok Amritraj is a current board member and related party to the Company.

8. SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURE OF NON-CASH INVESTMENTING AN FINANCING ACTIVITY

	Year Ended March 31,
(In thousands)	2022	2021
Cash interest paid	$780	$4,052
Income taxes paid	79	232
Accrued dividends on preferred stock	-	89
Issuance of Class A common stock for payment of preferred stock dividends	354	356
Issuance of Class A common stock to Metaverse, a related party	-	11,046
Contributed capital under the Metaverse transaction, a related party	-	17,187
Settlement of second lien loan with Class A common stock	-	6,485
Conversion of note payable	-	15,067
Class A common stock to be issued in connection with the asset acquisition	-	2,905
Metaverse shares used to pay down vendors	-	897
Issuance of Class A common stock for business combination	4,825	-
Deferred consideration in purchase of a business	8,987	-
Earnout consideration in purchase of a business	1,461	-
Treasury shares acquired for withholding taxes	5	-

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
Cinema Equipment Business

Financing vehicles and administrators for 696 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 2,147 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

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

Content & Entertainment Business	Leading independent streaming company of content and channels. We collaborate with producers and other content owners to market, source, curate and distribute independent content to targeted and under-served audiences in theatres and homes, and via mobile and emerging platforms.

The following tables present certain financial information related to our reportable segments and Corporate:

	As of March 31, 2022
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non- Recourse	Notes Payable	Operating lease liabilities
Cinema Equipment Business	$—	$—	$24,445	$—	$—	$—
Content & Entertainment Business	19,946	21,084	68,873	—	—	—
Corporate	88	-	11,318	—	—	749
Total	$20,034	$21,084	$104,636	$—	$—	$749

	As of March 31, 2021
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non- Recourse	Notes Payable	Operating lease liabilities
Cinema Equipment Business	$—	$—	$13,169	$7,786	$—	$1
Content & Entertainment Business	9,858	8,701	42,733	—	—	69
Corporate	2	—	19,544	—	4,108	30
Total	$9,860	$8,701	$75,446	$7,786	$4,108	$100

	Statements of Operations
	Year Ended March 31, 2022
	(in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$18,159	$37,895	$-	$56,054
Direct operating (exclusive of depreciation and amortization shown below)	687	20,207	-	20,894
Selling, general and administrative	1,890	13,935	14,211	30,036
Allocation of corporate overhead	560	3,752	(4,312)	-
Provision for (recovery of) doubtful accounts	(485)	-	-	(485)
Intangible Impairment	-	1,968	-	1,968
Depreciation and amortization of property and equipment	1,160	571	3	1,734
Amortization of intangible assets	-	2,830	2	2,832
Total operating expenses	3,812	43,263	9,904	56,979
Income (loss) from operations	$14,347	$(5,368)	$(9,904)	$(925)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	1,034	4,453	5,487
Total stock-based compensation	$—	$1,034	$4,453	$5,487

	Statements of Operations
	Year Ended March 31, 2021
	(in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$3,222	$28,197	$—	$31,419
Direct operating (exclusive of depreciation and amortization shown below)	683	15,420	—	16,103
Selling, general and administrative	2,277	9,798	9,917	21,992
Allocation of corporate overhead	586	3,872	(4,458)	—
Provision for (recovery of) doubtful accounts	(121)	(1)	—	(122)
Depreciation and amortization of property and equipment	3,916	461	27	4,404
Amortization and impairment of intangible assets	23	2,488	4	2,515
Total operating expenses	7,364	32,038	5,490	44,892
Income (loss) from operations	$(4,142)	$(3,841)	$(5,490)	$(13,473)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

	Cinema Equipment Business	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	264	2,628	2,892
Total stock-based compensation	$—	$264	$2,628	$2,892

11. INCOME TAXES

We recorded income tax (benefit) of $(0.8) million from operations and an income tax (benefit) of $(0.3) million for the years ended March 31, 2022 and 2021, respectively. For the year ended March 31, 2022, the $(0.8) income tax benefit primarily related to a net change of deferred tax liability resulted from the finalization of the acquisition of Foundation TV. The deferred tax liability was offset by a release of the Company’s valuation allowance. The Company also recorded income tax expense of $0.1, which was mainly related to taxable income at the state level and timing differences related to fixed asset depreciation. The income tax benefit for the year ended March 31, 2021 was mainly related to changes in estimates from the timing of the income tax provision to the income tax return filings, related to state income tax expense.

The following table presents the components of income tax benefit (expense):

	For the Fiscal Year Ended March 31,
(In thousands)	2022	2021
Federal:
Current	$—	$—
Deferred	672	—
Total federal	672	—
State:
Current	(100)	315
Deferred	216	—
Total State	116	315
Income tax benefit (expense)	$788	$315

Net deferred taxes consisted of the following:

	As of March 31,
(In thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$15,853	$15,019
Stock-based compensation	2,391	934
Intangibles	5,247	5,879
Accrued liabilities	1,216	1,054
Allowance for doubtful accounts	865	845
Investments	3,797	3,857
Nondeductible interest expense	3,654	3,693
Other	326	113
Total deferred tax assets before valuation allowance	33,349	31,394
Less: Valuation allowance	(33,212)	(30,969)
Total deferred tax assets after valuation allowance	$137	$425
Deferred tax liabilities:
Depreciation and amortization	$(137)	$(425)
Total deferred tax liabilities	(137)	(425)
Net deferred tax	$—	$—

We have provided a valuation allowance equal to our net deferred tax assets for the years ended March 31, 2022 and 2021. We are required to recognize all or a portion of our deferred tax assets if we believe that it is more likely than not that such assets will be realized, given the weight of all available evidence. We assess the realizability of the deferred tax assets at each interim and annual balance sheet date. In assessing the need for a valuation allowance, we considered both positive and negative evidence, including recent financial performance, projections of future taxable income and scheduled reversals of deferred tax liabilities. The net change in the valuation allowance of $2.2 million during the fiscal year ended March 31, 2022 was mainly due to increases in the deferred tax asset related to the net operating loss carryfoward and other timing differences. The net change in the valuation allowance of $13.4 million during the fiscal year ended March 31, 2021 was mainly due to increases in the deferred tax asset related to our investment in Starrise, a related party, and increases in the net operating loss carryforward. We will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based upon actual and forecasted operating results.

As of March 31, 2022, we had federal and state net operating loss carryforwards of approximately $55.2 million available in the United States of America (“U.S.”) to reduce future taxable income. U.S. federal and state net operating loss carryforwards of approximately $22.6 and $55.2 million, respectively, generally begin to expire in 2026. U.S. federal net operating loss carryforwards that were generated during the years ended March 31, 2020, 2021, and 2022 of approximately $32.6 million, do not expire.

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

The differences between the United States statutory federal tax rate and our effective tax rate are as follows:

	For the fiscal years ended March 31,
	2022	2021
Provision at the U.S. statutory federal tax rate	21.0%	21.0%
State income taxes, net of federal benefit	(83.7)%	5.7%
Change in valuation allowance	137.0%	(26.7)%
Non-deductible expenses	31.5%	(3.4)%
Executive officer compensation limitation – Section 162(m)	2.8%	--
PPP loan forgiveness	(30.9)%	--
Losses from non-consolidated entities	(131.1)%	3.8%
Other	0.2%	0.1%
Income tax benefit /(expense)	(53.2)%	0.5%

We file income tax returns in the U.S. federal jurisdiction, various U.S. states, and Australia. For federal income tax purposes, our fiscal 2019 through 2022 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For U.S. state and Australian tax purposes, our fiscal 2018 through 2022 tax years generally remain open for examination by most of the tax authorities under a four-year statute of limitations.

12. SUBSEQUENT EVENTS

On April 1, 2022, trading of Metaverse’s ordinary shares was halted on the Hong Kong Stock Exchange. Unless and until trading is reinstated, the Company will not be able to obtain any readily available information or observable inputs on the quoted market prices of Metaverse’s stock and therefore will need to change the valuation methodology of its investments in Metaverse.

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

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in the Exchange Act), as of March 31, 2022. Based on such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures due to the material weaknesses identified in our internal control over financial reporting as of March 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of March 31, 2022.

Material Weakness on Internal Control Over Financial Reporting

In our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the SEC on July 30, 2021, management concluded that our internal control over financial reporting was not effective as of March 31, 2021. In the evaluation, management identified material weaknesses in internal controls related to our financial close and reporting process and information and communication controls. Management also concluded that we did not have a sufficient complement of corporate personnel with appropriate levels of accounting and controls knowledge and experience commensurate with our financial reporting requirements to appropriately analyze, record and disclose accounting matters completely and accurately. As a result of this evaluation, management extensively used outside consultants who possessed the appropriate levels of accounting and controls knowledge.

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

The steps we took to address the deficiencies identified included:

●	we hired a new Chief Financial Officer;

●	we hired a new Executive Vice President (“EVP”) Accounting;

●	we have engaged in efforts to restructure accounting processes and revise organizational structures to enhance accurate accounting and appropriate financial reporting;

●	we have hired additional experienced accounting personnel in the corporate office to enhance the application of accounting standards and our financial closing and reporting process;

●	we have engaged external advisors to provide financial accounting and reporting assistance;

●	we will enhance information and communication processes through information technology solutions to ensure that information needed for financial reporting is accurate, complete, relevant and reliable, and communicated in a timely manner; and

●	we have engaged external advisors to evaluate and document the design and operating effectiveness of our internal control over financial reporting and assist with the remediation and implementation of our internal control function.

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

Changes in Internal Control Over Financial Reporting

There have been no changes, other than our remediation efforts discussed above, in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Christopher J. McGurk, 65, has been the Company’s Chief Executive Officer and Chairman of the Board since January 2011. Mr. McGurk was the founder and Chief Executive Officer of Overture Films from 2006 until 2010 and also the Chief Executive Officer of Anchor Bay Entertainment, which distributed Overture Films’ products to the home entertainment industry. From 1999 to 2005, Mr. McGurk was Vice Chairman of the Board and Chief Operating Officer of Metro-Goldwyn-Mayer Inc. (“MGM”), acting as the company’s lead operating executive until MGM was sold for approximately $5 billion to a consortium of investors. Mr. McGurk joined MGM from Universal Pictures, where he served in various executive capacities, including President and Chief Operating Officer, from 1996 to 1999. From 1988 to 1996, Mr. McGurk served in several senior executive roles at The Walt Disney Studios, including Studios Chief Financial Officer and President of The Walt Disney Motion Picture Group. Mr. McGurk currently serves on the board of IDW Media Holdings, Inc. (Pink:IDWM) and has previously served on the boards of BRE Properties, Inc., DivX Inc., DIC Entertainment, Pricegrabber.com, LLC and MGM Studios, Inc.

Ashok Amritraj, 66, has been a member of the Board since August 2021. He has been Chairman and CEO of Hyde Park Entertainment, Inc. (“Hyde Park”) since 2000 and is an internationally renowned award-winning film producer, having made over 100 films during the span of his 35-year career. Mr. Amritraj is involved with philanthropic causes, and was appointed a United Nations India Goodwill Ambassador in 2016 and, in 2018, by decree of the President of the Republic of France, was appointed a Chevalier (Knight) of the Ordre National du Merité. Mr. Amritraj serves on the Producers A2025 Committee to advance inclusion and equitable opportunities at the Academy of Motion Picture Arts and Sciences as well as on the advisory board for the Dodge Film School at Chapman University.

Peter C. Brown, 63, has been a member of the Board since September 2010. He is Chairman of Grassmere Partners, LLC, a private investment firm, which he founded in 2009. Prior to founding Grassmere Partners, Mr. Brown served as Chairman of the Board, Chief Executive Officer and President of AMC Entertainment Inc. (“AMC”), one of the world’s leading theatrical exhibition companies, from July 1999 until his retirement in February 2009. He joined AMC in 1990 and served as AMC’s President from January 1997 to July 1999 and Senior Vice President and Chief Financial Officer from 1991 to 1997. Mr. Brown currently serves on the board of EPR Properties (NYSE: EPR), a specialty real estate investment trust (REIT). Mr. Brown also serves as a director of CenturyLink (NYSE: CTL), a global leader in communications, hosting, cloud and IT services. Past additional public company boards include: National CineMedia, Inc., Midway Games, Inc., LabOne, Inc., and Protection One, Inc.

Patrick W. O’Brien, 75, has been a member of the Board since July 2015. He currently serves as the Managing Director & Principal of Granville Wolcott Advisors, a company he formed in 2009 which provides business consulting, due diligence and asset management services for public and private clients. From 2005 to 2009, Mr. O’Brien was a Vice President - Asset Management for Bentall-Kennedy Associates Real Estate Counsel where he represented pension fund ownership interests in hotel real estate investments nationwide. Mr. O’Brien has previously served as Chairman of the Board and CEO of Livevol, Inc., a private company that was a leader in equity and index options technology which was successfully sold to CBOE Holdings. During the past five years, Mr. O’Brien has also served on the boards of LVI Liquidation Corp., Creative Realities, Inc., ICPW Liquidation Trust, and Merriman Holdings, Inc.

Peixin Xu, 50, has been a member of the Board since November 2017. Mr. Xu founded Bison, an investment company with a focus on the media and entertainment, healthcare and financial service industries, in 2014 and has been serving as a partner and director since then. From 2013 to the present, Mr. Xu has been serving on the board of directors of Airmedia Group Inc. (Nasdaq: AMCN). Mr. Xu is a designee of Bison in connection with the Bison Agreement.

Executive Officers

The Company’s executive officers are Christopher J. McGurk, Chief Executive Officer and Chairman of the Board, Gary S. Loffredo, Chief Operating Officer, President of Digital Cinema, General Counsel, and Secretary, Erick Opeka, Executive Vice President and President of Cinedigm Digital Networks, and John K. Canning, Chief Financial Officer. Biographical information for Mr. McGurk is included above.

Gary S. Loffredo, 57, has been the Company’s President since December 2020, Chief Operating Officer since February 2019, and General Counsel and Secretary since October 2011. He had previously served as President of Digital Cinema since 2011, as Senior Vice President - Business Affairs, General Counsel and Secretary since 2000, as Interim Co-Chief Executive Officer from June 2010 through December 2010, and was a member of the Board from September 2000 - October 2015. From March 1999 to August 2000, he had been Vice President, General Counsel and Secretary of Cablevision Cinemas d/b/a Clearview Cinemas. Mr. Loffredo was an attorney at the law firm of Kelley Drye & Warren LLP from September 1992 to February 1999. Having been with the Company since its inception and with Clearview Cinemas prior thereto, Mr. Loffredo has over two decades of experience in the cinema exhibition industry, both on the movie theatre and studio sides, as well as legal training and general business experience, which skills and understanding are beneficial to the Company.

Erick Opeka, 48, has been the Company’s Chief Strategy Officer since December 2020 and President of Cinedigm Networks since joining the Company in 2014, when, as EVP of Digital Networks, he oversaw the distribution of Cinedigm’s OTT networks online, as well as on mobile devices, gaming consoles, and connected TVs. Mr. Opeka was integral in the development and launch of the Company’s flagship digital first networks, further expanding the Company’s growth through landmark partnerships with leading platforms such as Sling TV, XUMO, and Twitch, among others. Prior to joining Cinedigm, Mr. Opeka served as Senior Vice President and head of New Video Digital, which he grew into the largest global aggregator of independent digital content for more than 850 content partners including A&E Networks, The Jim Henson Company, Berman Braun, and others.

John K. Canning, 56, joined Cinedigm in September 2021 as Chief Financial Officer. Prior to Cinedigm, Mr. Canning was the CFO of Firefly Systems Inc., an ad-tech startup in Silicon Valley, from 2019 to August 2021. From 2018-2019, he was the interim CFO at Tapjoy, Inc., also an ad-tech company. From 2016-2018, Mr. Canning was Group Vice President, Finance, at Discovery Channel Portfolio. Prior to that, Mr. Canning served in various finance leadership roles at various companies including Clear Channel Outdoor and The Walt Disney Company for a combined total of nearly 10 years. Prior to Disney, Canning enjoyed a successful management consulting career, spending more than a dozen years at prominent firms including Deloitte and KPMG.

Key Employees

The Company’s key employees, other than executive officers, are Yolanda Macías, Chief Content Officer of Cinedigm Entertainment Group, and Tony Huidor, Chief Technology & Product Officer.

Yolanda Macías, 57, joined Cinedigm in 2013 and has been the Chief Content Officer of Cinedigm Entertainment Group since December 2020, in connection with which she is responsible for acquiring global content rights for all distribution and streaming platforms and oversees all third party digital sales and marketing. Previously, Ms. Macías has over 25 years of entertainment distribution experience, including executive positions at Vivendi/Universal from 2004 to 2012, DIRECTV from 1996 to 2003, and The Walt Disney Company from 1992 to 1995.

Tony Huidor, 53, has been the Company’s Chief Technology & Product Officer since July 2021. Since joining Cinedigm in 2015, he has managed the launch and daily operations of the Company’s portfolio of subscription and ad-supported digital-first channels, as well as overseeing overall product development of all desktop and mobile apps for Cinedigm’s portfolio of streaming services. He conceived and designed Cinedigm’s proprietary Matchpoint distribution platform which has allowed the Company to effectively streamline and scale its digital content distribution business. He previously served as Vice President of Operations for Universal Music Group (UMG) then later transitioned into VP of Technical Product Development for Universal Music Group Distribution (UMGD), where he played an integral part in establishing the company’s digital and mobile business which generated significant revenue for the company. Prior to his tenure at Universal Music, he worked as Director of Product Development for the Walt Disney Internet Group where he was responsible for the creation and development of subscription-based video streaming products worldwide. In addition, he established Disney Mobile where he managed the creation and production of all premium mobile content worldwide across the Disney and Pixar portfolio of brands with a strong emphasis on the European and Asian-Pacific regions.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10% of its Common Stock to file reports of ownership and changes in ownership with the Commission and to furnish the Company with copies of all such reports they file. Based on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that none of its directors, executive officers or persons who beneficially own more than 10% of the Common Stock failed to comply with Section 16(a) reporting requirements during the fiscal year ended March 31, 2022 (the “Last Fiscal Year”).

Code of Business Conduct and Ethics

We have adopted a code of ethics applicable to all members of the Board, executive officers and employees. Such code of ethics is available on our Internet website, www.cinedigm.com. We intend to disclose any amendment to, or waiver of, a provision of our code of ethics by filing a Form 8-K with the SEC.

Stockholder Communications

The Board currently does not provide a formal process for stockholders to send communications to the Board. In the opinion of the Board, it is appropriate for the Company not to have such a process in place because the Board believes there is currently not a need for a formal policy due to, among other things, the limited number of stockholders of the Company. While the Board will, from time to time, review the need for a formal policy, at the present time, stockholders who wish to contact the Board may do so by submitting any communications to the Company’s Secretary, Mr. Loffredo, 264 West 40th Street, New York, NY 10018, with an instruction to forward the communication to a particular director or the Board as a whole. Mr. Loffredo will receive the correspondence and forward it to any individual director or directors to whom the communication is directed.

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

The Board intends to meet at least quarterly and the independent directors serving on the Board intend to meet in executive session (i.e., without the presence of any non-independent directors and management) immediately following regularly scheduled Board meetings. During the Last Fiscal Year, the Board held five (5) meetings and acted sixteen (16) times by unanimous written consent in lieu of holding a meeting. Each current member of the Board, who was then serving, attended at least 75% of the total number of meetings of the Board, except for Mr. Xu, and of the committees of the Board on which they served in the Last Fiscal Year. No individual may be nominated for election to the Board after his or her 73rd birthday. Messrs. Amritraj, Brown and O’Brien are considered “independent” under the rules of the SEC and Nasdaq.

The Company does not currently have a policy in place regarding attendance by Board members at the Company’s annual meetings of stockholders.

The Board has three standing committees, consisting of an Audit Committee, a Compensation Committee and a Nominating Committee.

Audit Committee

The Audit Committee consists of Messrs. Amritraj, Brown and O’Brien. Mr. Brown is the Chairman of the Audit Committee. The Audit Committee held four (4) meetings in the Last Fiscal Year. The Audit Committee has met with the Company’s management and the Company’s independent registered public accounting firm to review and help ensure the adequacy of its internal controls and to review the results and scope of the auditors’ engagement and other financial reporting and control matters. Mr. Brown is financially literate, and Mr. Brown is financially sophisticated, as those terms are defined under the rules of Nasdaq. Mr. Brown is also a financial expert, as such term is defined under the Sarbanes-Oxley Act of 2002. Messrs. Amritraj, Brown and O’Brien are considered “independent” under the rules of the SEC and Nasdaq.

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

During the Last Fiscal Year, the Compensation Committee engaged Aon, a compensation consulting firm. The consultant provided guidance for cash and equity compensation to executive officers and directors, as requested, which the Compensation Committee considered in reaching its determinations of such compensation. In addition, the consultant was available to respond to specific inquiries throughout the year.

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

Nominating Committee

The Nominating Committee consists of Messrs. Amritraj, Brown and O’Brien. Mr. Brown is the Chairman of the Nominating Committee. The Nominating Committee held one (1) meeting during the Last Fiscal Year. The Nominating Committee evaluates and approves nominations for annual election to, and to fill any vacancies in, the Board and recommends to the Board the directors to serve on committees of the Board. The Nominating Committee also approves the compensation package of the Company’s directors. Messrs. Amritraj, Brown and O’Brien are considered “independent” under the rules of the SEC and the Nasdaq.

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

The Nominating Committee will consider any director candidates recommended by stockholders. In considering a candidate submitted by stockholders, the Nominating Committee will take into consideration the needs of the Board and the qualifications of the candidate. Nevertheless, the Board may choose not to consider an unsolicited recommendation if no vacancy exists on the Board and/or the Board does not perceive a need to increase the size of the Board.

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

Stock Ownership Guidelines

The Board has adopted stock ownership guidelines for its non-employee directors, pursuant to which the non-employee directors are required to acquire, within three (3) years, and maintain until separation from the Board, shares equal in value to a minimum of three (3) times the value of the annual cash retainer (not including committee or per-meeting fees) payable to such director. Shares acquired as Board retainer fees and shares owned by an investment entity with which a non-employee director is affiliated may be counted toward the stock ownership requirement. As of March 31, 2022, each of Messrs. Brown, O’Brien and Xu currently meet the stock ownership guidelines, and Mr. Amritraj is within the three (3) year acquisition period.

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

Talent

We are evolving our culture and our human capital strategies to best serve all of our employees and align with our growth strategies and the changing social environments. We believe that fostering a culture that is values-based, responsible, ethical and inclusive motivates and empowers our employees, which enables us to attract and retain talented people, engage them in meaningful and inspiring work and, as a result, fulfill our business goals and objectives. We regularly engage with our employees to monitor their needs and expectations and respond to meet these evolving employee needs.

We provide market-competitive compensation and benefits to our employees. Our benefits programs are reviewed each year to ensure that we are meeting current practices in providing benefits that meet the health and safety needs of our employees. When special circumstances occur, such as the recent pandemic, we adjust our benefits to meet our employees’ needs.

Health and Safety

We are focused on the health, safety and well-being of our employees. We provide mental and physical well-being programs to all employees. We have continued measures to reduce the impact of the COVID-19 pandemic to ensure employee health, safety and well-being.

Diversity, Equity and Inclusion

We are committed to diverse representation across all levels of our workforce to reflect the vibrant and thriving diversity of the communities which make up our customers, stockholders and home communities. Fostering a work environment that is culturally diverse, inclusive and equitable is important to us. We believe that our business accomplishments are a result of the efforts of our employees and that a diverse employee population will result in a better understanding of our customers’ needs. We respect the unique attributes of each individual. Our DE&I purpose is to evolve the organization and our culture to reflect the customers and communities we serve, where differences in background, thought and experience are welcomed, valued and celebrated. We demonstrate purposeful actions and incorporate intentional practices to drive these inclusive behaviors in our daily work. We are committed to continually reviewing our operational practices and aligning DE&I initiatives with business objectives.

Social

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the compensation program and related decisions for our Named Executive Officers (“NEOs”) in our fiscal year ended March 31, 2022 (“Fiscal 2022”). As a “smaller reporting company,” as that term is defined under SEC rules, we are not required to include a “Compensation Discussion and Analysis” and are permitted to exclude certain executive compensation tables from our disclosure.

We have elected to include this Compensation Discussion& Analysis (“CD&A”) as well as additional tables required under Item 402 of Regulation S-K on a voluntary basis. As permitted under Item 402, we are not including pay ratio disclosure in light of our status as a smaller reporting company. This CD&A is intended to be read in conjunction with the tables beginning on page 49, which provide historical compensation information for the following NEOs:

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

Competitive Assessment

The Compensation Committee uses comparative compensation information from a relevant group of peer companies as one of several factors considered as part of setting compensation for our CEO and our other NEOs. The Compensation Committee has not defined a target pay positioning relative to the peer group for the CEO or the other NEOs, nor does it commit to providing total compensation at a specific percentile or within a specific pay range. During Fiscal 2022, no changes were made to CEO or other NEO compensation. The current CEO and other NEO target compensation was set during fiscal 2021 based on a competitive assessment conducted at that time. The Compensation Committee retains discretion in determining the nature and extent of the use of peer group data. The Compensation Committee periodically reassesses the companies within the peer groups and makes changes as appropriate, considering mergers and acquisitions involving peer companies, changes in the Company’s business and other factors.

The most recent peer group selected by the Compensation Committee consisted of the following companies:

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

During fiscal 2022, no changes were made to CEO or other NEO compensation.

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

Threshold, target and maximum annual incentive opportunities for our NEOs for Fiscal 2022 were as follows:

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

We currently maintain the 2017 Equity Incentive Plan (“2017 Plan”). The 2017 Plan is administered by the Compensation Committee. Under the 2017 Plan, the Compensation Committee or the Board has authority to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance shares, performance stock units, cash-based awards, or other stock-based awards to employees, non-employee directors, and third-party consultants.

The Compensation Committee determines the executive officers’ equity-based awards, taking into account pay mix and the executive officer’s contribution to Company performance. The mix of equity-based vehicles is structured to enhance the executive officers’ commitment to increasing shareholder value.

Performance Stock Units

In connection with the NEO employment agreement amendments or new arrangements during fiscal 2021, under the 2017 Plan, the NEOs were awarded new grants of performance stock units (“PSUs”). No new PSU grants were made to the NEOs during Fiscal 2022.

SARs

In connection with the NEO employment agreement amendments or new arrangements during fiscal 2021, the Compensation Committee granted SARs to the NEOs under the 2017 Plan. No new SAR grants were made to the NEOs during Fiscal 2022.

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

The Compensation Discussion and Analysis discusses the philosophy, principles, and policies underlying the Company’s compensation programs that were in effect during fiscal 2022.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Christopher J. McGurk	2022	650,000	650,000	90,146	—	—	33,500	1,423,646
Chief Executive Officer and Chairman	2021	600,000	600,000	1,498,866	—	—	33,553	2,732,419
	2020	600,000	—	—	—	—	31,722	631,722

Gary S. Loffredo	2022	460,000	322,000	54,088	—	—	33,810	869,898
President, Chief Operating Officer, General	2021	436,250	255,000	875,664	—	—	47,121	1,614,035
Counsel and Secretary	2020	425,000	—	—	—	—	44,541	469,541

Erick Opeka	2022	400,000	240,000	54,088	—	—	20,327	714,415
Chief Strategy Officer and President of Digital Networks	2021	343,750	113,750	875,664	—	—	33,553	1,366,717
	2020	325,000	—	—	—	—	15,611	340,611

(1)

Includes shares issued in November 2020 for fiscal year 2019 under performance share units (“PSUs”) to be paid during fiscal year 2021. Includes for 2022s shares issued in January 2022 for fiscal year 2021 under performance share units (“PSUs”) paid during fiscal year 2023. See above for a description of the material terms of the PSUs.

(2)	The amounts in this column reflect the grant date fair value for all fiscal years presented in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in footnote 2 to the Company’s audited financial statements for the fiscal years ended March 31, 2022 and 2021, included in the 2022 Annual Report on Form 10-K (the “Form 10-K”).

(3)	The amounts in this column reflect amounts earned under annual incentive awards. See below for a description of the material terms of the annual incentive plan for each NEO.

(4)	Includes life and disability insurance premiums paid by the Company and certain medical expenses paid by the Company for each NEO, (a) for the fiscal year ended March 31, 2020: for Mr. McGurk, $1,104 and $30,618; for Mr. Loffredo, $1,104 and $43,437; and for Mr. Opeka, $1,104 and $14,507, (b) for the fiscal year ended March 31, 2021: for Mr. McGurk, $1,094 and $32,459; for Mr. Loffredo, $1,094 and $46,027; and for Mr. Opeka, $1,094 and $32,459, and (c) for the fiscal year ended March 31, 2022: for Mr. McGurk, $1,019.16 and $32,481.00; for Mr. Loffredo, $1,019.16 and $32,790.60; and for Mr. Opeka, $1,019.16 and $19,308.62.

Employment agreements between the Company and Named Executives

Christopher J. McGurk. On November 19, 2020, the Company entered into an employment agreement with Mr. McGurk (the “2020 McGurk Employment Agreement”) that replaced any prior employment agreements with Mr. McGurk. The 2020 McGurk Employment Agreement took effect on April 1, 2021 and has a term ending on March 31, 2023, with a one-time automatic renewal for one year unless either party provides written notice to the other no later than ninety days prior to the expiration of the initial term. Pursuant to the 2020 McGurk Employment Agreement, Mr. McGurk will continue to serve as the Chief Executive Officer and Chairman of the Board of the Company.

The 2020 McGurk Employment Agreement provides that Mr. McGurk will receive an annual base salary of $650,000 and will be eligible for (i) under the Company’s Management Annual Incentive Plan, a target bonus opportunity of $650,000 (the “Target Bonus”) consistent with goals established annually by the Compensation Committee, (ii) under the Company’s 2017 Plan, performance share units for up to 250,000 shares of Common Stock, subject to EBITDA targets to be determined in the sole and absolute discretion of the Compensation Committee and such other terms as the Compensation Committee shall determine, and (iii) under the 2017 Plan, 2,500,000 SARs having an exercise price of $.54 and a term of ten (10) years, one-half (1/2) of which vested on November 19, 2020 and one-half (1/2) of which will vest on March 31, 2023. Mr. McGurk will also be entitled to participate in all benefit plans and programs that the Company provides to its senior executives.

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

Gary S. Loffredo. On December 23, 2020, the Company entered into an employment agreement with Mr. Loffredo (the “2020 Loffredo Employment Agreement”) that replaced any prior employment agreements or arrangements with Mr. Loffredo, which took effect on January 1, 2021 and has a term ending on March 31, 2023, with a one-time automatic renewal for one year unless either party provides written notice to the other no later than ninety days prior to the expiration of the initial term. Pursuant to the 2020 Loffredo Employment Agreement, Mr. Loffredo serves as President, and continues to serve as the Chief Operating Officer, General Counsel and Secretary, of the Company.

The 2020 Loffredo Employment Agreement provides that Mr. Loffredo will receive an annual base salary of $460,000 (as subject to adjustment, the “Loffredo Base Salary”) and will be eligible for (i) under the Company’s Management Annual Incentive Plan, a target bonus opportunity of $322,000 (the “Loffredo Target Bonus”) consistent with goals established annually by the Compensation Committee, (ii) under the 2017 Plan, performance share units for up to 150,000 shares of the Company’s Common Stock, subject to EBITDA targets to be determined in the sole and absolute discretion of the Compensation Committee and such other terms as the Compensation Committee shall determine, and (iii) under the Plan, 1,200,000 SARs having an exercise price of $.64 and a term of ten (10) years, and vesting as follows: 500,000 SARs vest on March 31, 2022, 500,000 SARs vest on March 31, 2023, and 200,000 SARs vest on June 30, 2023. Mr. Loffredo will also be entitled to participate in all benefit plans and programs that the Company provides to its senior executives.

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

Erick Opeka. On December 23, 2020, the Company entered into an employment agreement with Mr. Opeka (the “2020 Opeka Employment Agreement”) that replaced any prior employment agreement with Mr. Opeka, which took effect on January 1, 2021 and has a term ending on September 15, 2023, with a one-time automatic renewal for one year unless either party provides written notice to the other no later than ninety days prior to the expiration of the initial term. Pursuant to the 2020 Opeka Employment Agreement, Mr. Opeka will serve as Chief Strategy Officer of the Company and continue to serve as President of Cinedigm Networks.

The 2020 Opeka Employment Agreement provides that Mr. Opeka will receive an annual base salary of $400,000 (as subject to adjustment, the “Opeka Base Salary”) and will be eligible for (i) under the MAIP, a target bonus opportunity of $240,000 (the “Opeka Target Bonus”) consistent with goals established annually by the Compensation Committee, (ii) under the Plan, performance share units for up to 150,000 shares of Common Stock, subject to EBITDA targets to be determined in the sole and absolute discretion of the Compensation Committee and such other terms as the Compensation Committee shall determine, and (iii) under the Plan, 1,200,000 SARs having an exercise price of $.64 and a term of ten (10) years, and vesting as follows: 500,000 SARs vest on March 31, 2022, 500,000 SARs vest on March 31, 2023, and 200,000 SARs vest on December 31, 2023. Mr. Opeka will also be entitled to participate in all benefit plans and programs that the Company provides to its senior executives.

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

Equity Compensation Plans

The following table sets forth certain information, as of March 31, 2022, regarding the shares of Cinedigm’s Class A common stock authorized for issuance under Cinedigm’s equity compensation plan.

Plan	Number of shares of Class A common stock issuable upon exercise of outstanding options, warrants or rights (1)	Weighted average of exercise price of outstanding	Number of shares of Class A common stock remaining available for future issuance
Cinedigm Second Amended and Restated 2000 Equity
Incentive Plan (“the 2000 Plan”) approved by shareholders	217,337	$1.54	—
Cinedigm 2017 Equity Incentive Plan (the “2017 Plan”)	10,893,598	$1.22	7,204,672
Cinedigm compensation plans not approved by shareholders (2)	612,500	$2.41	—

(1)	Shares of Common Stock.

(2)	Reflects stock options and SARs which were not granted under the 2000 Plan or the 2017 Plan.

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

Options granted under the 2000 Plan expire ten years following the date of grant (or such shorter period of time as may be provided in a stock option agreement or five years in the case of incentive stock options granted to stockholders who own greater than 10% of the total combined voting power of the Company) and are subject to restrictions on transfer. Options granted under the Plan generally vest over periods of up to three or four years. The 2000 Plan is administered by the Compensation Committee, and may be amended or terminated by the Board, although no amendment or termination may adversely affect the right of any individual with respect to any outstanding option without the consent of such individual. The 2000 Plan provides for the granting of incentive stock options with exercise prices of not less than 100% of the fair market value of the Common Stock on the date of grant. Incentive stock options granted to stockholders of more than 10% of the total combined voting power of the Company must have exercise prices of not less than 110% of the fair market value of the Common Stock on the date of grant. Incentive and non-statutory stock options granted under the 2000 Plan are subject to vesting provisions, and exercise is generally subject to the continuous service of the optionee, except for consultants. The exercise prices and vesting periods (if any) for non-statutory options may be set at the discretion of the Board or the Compensation Committee. Upon a change of control of the Company, all options (incentive and non-statutory) that have not previously vested will vest immediately and become fully exercisable. Options covering no more than 50,000 shares may be granted to one participant during any calendar year unless pursuant to a multi-year award, in which case no more than options covering 50,000 shares per year of the award may be granted, and during which period no additional options may be granted to such participant.

Grants of restricted stock and restricted stock units are subject to vesting requirements, generally vesting over periods up to three years, determined by the Compensation Committee and set forth in notices to the participants. Grants of stock, restricted stock and restricted stock units shall not exceed 40% of the total number of shares available to be issued under the 2000 Plan.

SARs consist of the right to the monetary equivalent of the increase in value of a specified number of shares over a specified period of time. Upon exercise, SARs may be paid in cash or shares of Common Stock or a combination thereof. Grants of SARs are subject to vesting requirements, similar to those of stock options, determined by the Compensation Committee and set forth in agreements between the Company and the participants. RSUs shall be similar to restricted stock except that no Class A common stock is actually awarded to the Participant on the grant date of the RSUs and the Compensation Committee shall have the discretion to pay such RSUs upon vesting in cash or shares of Common Stock or a combination thereof.

Performance awards consist of awards of stock and other equity-based awards that are valued in whole or in part by reference to, or are otherwise based on, the market value of the Common Stock, or other securities of the Company, and may be paid in shares of Common Stock, cash or another form of property as the Compensation Committee may determine. Grants of performance awards shall entitle participants to receive an award if the measures of performance established by the Committee are met. Such measures shall be established by the Compensation Committee but the relevant measurement period for any performance award must be at least 12 months. Grants of performance awards shall not cover the issuance of shares that would exceed 20% of the total number of shares available to be issued under the 2000 Plan, and no more than 50,000 shares pursuant to any performance awards shall be granted to one participant in a calendar year unless pursuant to a multi-year award. The terms of grants of performance awards would be set forth in agreements between the Company and the participants.

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

Options granted under the 2017 Plan expire ten years following the date of grant (or such shorter period of time as may be provided in a stock option agreement, or five years in the case of incentive stock options granted to stockholders who own greater than 10% of the total combined voting power of the Company) and are subject to restrictions on transfer. The 2017 Plan is administered by the Compensation Committee, and may be amended or terminated by the Committee, although no amendment or termination may have a material adverse effect on the rights of any individual with respect to any outstanding option, without the consent of such individual. The exercise prices of stock options granted must be not less than 100% of the fair market value of the Common Stock on the date of grant. Incentive stock options granted to stockholders of more than 10% of the total combined voting power of the Company must have exercise prices of not less than 110% of the fair market value of the Common Stock on the date of grant. Incentive and non-statutory stock options granted under the 2017 Plan may be subject to vesting provisions, and exercise is generally subject to the continuous service of the optionee, except for consultants. The exercise prices and vesting periods (if any) for non-statutory options may be set at the discretion of the Board or the Compensation Committee. Upon a change of control of the Company, where the Common Stock does not continue to be publicly traded, unless replacement awards are issued in connection with the transaction, all options (incentive and non-statutory) that have not previously vested will vest immediately and become fully exercisable. SARs consist of the right to the monetary equivalent of the increase in value of a specified number of shares over a specified period of time. Upon exercise, SARs may be paid, at the discretion of the Compensation Committee, in cash or shares of Common Stock or a combination thereof. Grants of SARs are subject to terms determined by the Compensation Committee and set forth in agreements between the Company and the participants.

Grants of restricted stock and restricted stock units are subject to vesting requirements, generally vesting over periods up to three years, determined by the Compensation Committee and set forth in notices to the participants.

RSUs shall be similar to restricted stock except that no Common Stock is actually awarded to the Participant on the grant date of the RSUs and the Compensation Committee shall have the discretion to pay such RSUs upon vesting in cash or shares of Common Stock or a combination thereof.

Performance awards consist of awards of stock and other equity-based awards that are valued in whole or in part by reference to, or are otherwise based on, the market value of the Common Stock, or other securities of the Company, and may be paid in shares of Common Stock, cash or another form of property as the Compensation Committee may determine. Grants of performance awards shall entitle participants to receive an award if the measures of performance established by the Committee are met. Such measures shall be established by the Compensation Committee but the relevant measurement period for any performance award must be at least 12 months. The terms of grants of performance awards would be set forth in agreements between the Company and the participants.

With respect to limits on Award grants under the 2017 Plan, aggregate shares granted to non-employee directors in any year may not exceed $1,000,000 in value.

Our Common Stock is listed for trading on the Nasdaq under the symbol “CIDM”.

The following table sets forth certain information concerning outstanding equity awards of the Company’s NEOs at the end of the Last Fiscal Year. All outstanding stock awards reported in this table represent restricted stock that vests in equal annual installments over three years. At the end of the Last Fiscal Year, there were no unearned equity awards under performance-based plans.

OUTSTANDING EQUITY AWARDS AT MARCH 31, 2022

OPTION AWARDS (1)							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Christopher J. McGurk	150,000	(2)	—		14.00	8/22/2023	—	—
	700,000	(3)	—		1.47	6/7/2028	—	—
	1,250,000	(4)	1,250,000	(4)	0.54	11/19/2030	—	—

Gary S. Loffredo	35,000	(5)	—		15.40	10/13/2023	—	—
	407,610	(6)	—		1.47	12/10/2023	—	—
	500,000	(7)	700,000	(7)	0.64	12/3/2030	—	—

Erick Opeka	8,000	(8)	—		18.10	9/2/2024	—	—
	355,000	(3)	—		1.16	9/28/2028	—	—
	500,000	(7)	700,000	(7)	0.64	12/23/2030	—	—

(1)	Reflects stock options granted under the 2000 Plan and SARs granted under the 2017 Plan.

(2)	Of such total options, 1/3 vested on March 31 of each 2015, 2016 and 2017.

(3)	Consists of stock appreciation rights which vested as to 1/3 on March 31 of each of 2019, 2020 and 2021.

(4)	Consists of stock appreciation rights of which 1,250,000 vested on November 19, 2020, and 1,250,000 will vest on March 31, 2023.

(5)	Of such total options, 1/3 vested on October 13 of each 2014, 2015 and 2016.

(6)	Consists of stock appreciation rights which vested as to 1/3 on December 10 of each of 2019, 2020 and 2021.

(7)	Consists of stock appreciation rights which vest as to 500,000, on March 31, 2022, as to 500,000, on March 31, 2023, and as to 200,000, on June 30, 2023.

(8)	2,000 of such options vested on September 2 of each of 2015, 2016, 2017 and 2018.

Directors

The following table sets forth certain information concerning compensation earned by the Company’s non-employee directors for services rendered as a director during the Last Fiscal Year.

Name	Cash Fees Earned ($)	Stock Awards ($)	Total ($)
Peter C. Brown	$95,000	$90,000	$185,000
Ashok Amritraj (1)	75,000	270,000	345,000
Tom Bu (2)	-	-	-
Patrick W. O’Brien ( Lead Independent Director)	105,000	90,000	195,000
Peixin Xu	-	-	-

(1)	Joined the Board on August 9, 2021.

(2)	Resigned from the Board on August 6, 2021.

Non-employee directors receive the following compensation for board service. The annual cash retainer amount is $60,000 and the annual stock grant of restricted shares of Common Stock amount is $90,000 based on the trailing 20-day volume weighted average price (“VWAP”) of the Common Stock as of the date of the most recent prior annual shareholder’s meeting. In addition, non-employee directors receive annual committee fees of $15,000 for service as a committee chair and of $5,000 for service on a committee (other than as chair). In addition to the cash and stock retainers paid to all non-employee directors for Board service, the Lead Independent Director receives an annual cash fee of $20,000. Finally, new non-employee directors will receive a grant of restricted stock valued at $180,000 based on the trailing 20-day VWAP of the Common Stock as of the grant date (the director joins the Board), and such shares will vest in three equal installments on the first three anniversaries of the date of grant.

The Company has adopted Stock Ownership Guidelines for its non-employee directors as discussed under MATTERS RELATING TO OUR GOVERNANCE, above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 21, 2022, the Company’s directors, executive officers, and principal stockholders beneficially own, directly or indirectly, in the aggregate, approximately 15.7% of its outstanding Common Stock. These stockholders have significant influence over the Company’s business affairs, with the ability to control matters requiring approval by the Company’s stockholders.

The following table sets forth as of June 21, 2022, certain information with respect to the beneficial ownership of the Common Stock as to (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of the Class A common stock, (ii) each of the Company’s directors, (iii) each of the Company’s Chief Executive Officer and its two other most highly compensated individuals who were serving as executive officers at the end of the Last Fiscal Year, for services rendered in all capacities during the Last Fiscal Year (the “Named Executive Officers”), and (iv) all of the company’s directors and executive officers as a group.

CLASS A COMMON STOCK

	Shares Beneficially Owned (b)
Name (a)	Number		Percent
Christopher J. McGurk	3,584,073	(c)	2.0%
Gary S. Loffredo	1,143,407	(d)	*
Erick Opeka	1,009,965	(e)	*
Ashok Amritraj	169,645		*
Peter C. Brown	382,101	(f)	*
Patrick W. O’Brien	302,746		*
Peixin Xu	21,760,024	(g)	12.3%
Mingtai Investment LP	9,005,772	(h)	5.1%
All directors and executive officers as a group (7 persons)	27,214,627	(i)	15.7%

(a)	Unless otherwise indicated, the business address of each person named in the table is c/o Cinedigm Corp., 264 West 40th Street, New York, New York 10018.
(b)	Applicable percentage of ownership is based on 145,421,608 shares of Common Stock outstanding as of June 21, 2022 together with all applicable options, warrants and other securities convertible into shares of our Common Stock for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of Common Stock subject to options, warrants or other convertible securities exercisable within 60 days after June 21, 2022 are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or other convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except as otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares of Common Stock shown. Certain information is based on the numbers of shares reported in the most recent Schedule 13D or Schedule 13G, as amended, as applicable, filed by stockholders with the SEC through June 21, 2022 and information provided by holders or otherwise known to the Company
(c)	Includes (i) 150,000 shares of Common Stock underlying currently exercisable options and (ii) 1,950,000 shares of Class A common stock underlying currently exercisable stock appreciation rights.
(d)	Includes 35,000 shares of Common Stock underlying currently exercisable options and 907,610 shares of Class A common stock underlying currently exercisable stock appreciation rights.
(e)	Includes (i) 8,000 shares of Common Stock underlying currently exercisable options and (ii) 855,000 shares of Common Stock underlying currently exercisable stock appreciation rights.
(f)	Includes 92,067 shares owned by Grassmere Partners LLC, of which Mr. Brown is Chairman. Mr. Brown disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein.
(g)	Includes (i) 189,270 shares of Common Stock owned directly, (ii) 1,400,000 shares of Common Stock subject to issuance upon exercise of currently exercisable warrants held by Bison Entertainment and Media Group (“BEMG”), (iii) 9,005,772 shares of Common Stock held by Mingtai Investment LP (“Mingtai”), (iv) 3,898,615 shares of Common Stock held by Antai Investment LP (“Antai”), and (v) 7,266,367 shares of Common Stock held by Shangtai Asset Management LP (“Shangtai”). BEMG is wholly-owned by Bison Capital Holding Company Limited. Mr. Xu’s spouse, Fengyun Jiang, is the sole owner of Bison Capital Holding Company Limited. Mingtai is indirectly managed by a subsidiary of Bison Finance Group Limited (“BFGL”), which is controlled by Mr. Xu. Shangtai is indirectly managed by a subsidiary of BFGL. Mr. Xu controls the manager of the general partner of Antai. The business address of Mr. Xu is 609-610 21st Century Tower, No. 40 Liangmaqiao Road, Chaoyang District, Beijing, China, 100016.
(h)	The business address of Mingtai Investment LP is 609-610 21st Century Tower, No. 40 Liangmaqiao Road, Chaoyang District, Beijing, China, 100016.
(i)	Includes a total of 4,194,740 shares that are not currently outstanding, consisting of (i) 193,000 shares of Common Stock underlying currently exercisable options, (ii) 3,712,610 shares of Common Stock underlying currently exercisable stock appreciation rights, and (iii) 1,400,000 shares of Common Stock subject to issuance upon exercise of currently exercisable warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

The Audit Committee, pursuant to its charter, is responsible for the review and oversight of all related party transactions and other potential conflict of interest situations, by review in advance or ratification afterward. The Audit Committee charter does not set forth specific standards to be applied; rather, the Audit Committee reviews each transaction individually on a case by case, facts and circumstances basis.

On January 5, 2022, the Company entered into a letter agreement with Hyde Park, pursuant to which the Company and Hyde Park are collaborating on the development, production and/or distribution of a project based on the novel Audition by Ryu Murakami (the “Audition Project”). Each of the Company and Hyde Park owns 50% of the rights in connection with the Audition Project. The Company paid $100 thousand to Hyde Park plus $26 thousand in legal fees to counsel for the Audition project. Ashok Amritraj, a director of the Company, is the Chairman and CEO of Hyde Park and has an interest in 100% of the revenues of Hyde Park. Ashok Amritraj is a current board member and related party to the Company.

Director Independence

Please see the discussion of director independence under “MATTERS RELATING TO OUT GOVERNANCE, Board of Directors” starting on page 44 above.

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

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board, and the Board approved, that the audited financial statements be included in the Form 10-K for the year ended March 31, 2022 for filing with the SEC.

Respectfully submitted,

The Audit Committee of the Board of Directors

Peter C. Brown, Chairman

Ashok Amritraj

Patrick W. O’Brien

THE FOREGOING AUDIT COMMITTEE REPORT SHALL NOT BE “SOLICITING MATERIAL” OR BE DEEMED “FILED” WITH THE SEC, NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY FILING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT THE COMPANY SPECIFICALLY INCORPORATES IT BY REFERENCE INTO SUCH FILING.

EisnerAmper LLP served as the independent registered public accounting firm to audit the Company’s consolidated financial statements since the fiscal year ended March 31, 2005 and the Board has appointed EisnerAmper LLP to do so again for the fiscal year ending March 31, 2023.

The Company’s Audit Committee has adopted policies and procedures for pre-approving all non-audit work performed by EisnerAmper LLP for the fiscal years ended March 31, 2022 and 2021. In determining whether to approve a particular audit or permitted non-audit service, the Audit Committee will consider, among other things, whether the service is consistent with maintaining the independence of the independent registered public accounting firm. The Audit Committee will also consider whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service to our Company and whether the service might be expected to enhance our ability to manage or control risk or improve audit quality. Specifically, the Audit Committee has pre-approved the use of EisnerAmper LLP for detailed, specific types of services within the following categories of non-audit services: acquisition due diligence and audit services; tax services; and reviews and procedures that the Company requests EisnerAmper LLP to undertake on matters not required by laws or regulations. In each case, the Audit Committee has required management to obtain specific pre-approval from the Audit Committee for any engagements.

The aggregate fees billed for professional services by EisnerAmper LLP for these various services were:

	For the fiscal years ended
Type of Fees	2022	2021
(1) Audit Fees	$648,524	$340,000
(2) Audit-Related Fees	—	—
(3) Tax Fees	—	—
(4) All Other Fees	—	—
	$648,524	$340,000

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees the Company paid EisnerAmper LLP for professional services for the audit of the Company’s consolidated financial statements for the fiscal years ended March 31, 2022 and 2021 included in Form 10-K and review of consolidated financial statements incorporated by reference into Form S-1 and Form S-3 and included in Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories. All of the services set forth in sections (1) through (4) above were approved by the Audit Committee in accordance with the Audit Committee Charter.

For the fiscal years ended March 31, 2022 and 2021, the Company retained a firm other than EisnerAmper LLP for tax compliance, tax advice and tax planning.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See Index to Financial Statements on page 39 herein.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The exhibits are listed in the Exhibit Index beginning on page 62 herein.

EXHIBIT INDEX

Exhibit		Description of Document
3.1	-	Fifth Amended and Restated Certificate of Incorporation of the Company. (39)
3.2	-	Amended and Restated Bylaws of the Company, as amended. (17)
4.1	-	Specimen certificate representing Class A common stock. (1)
4.2	-	Specimen certificate representing Series A Preferred Stock. (7)
4.3	-	Limited Recourse Pledge Agreement, dated as of February 28, 2013, made by Cinedigm Digital Cinema Corp. in favor of Prospect Capital Corporation, as Collateral Agent. (15)
4.4	-	Guaranty, Pledge and Security Agreement, dated as of February 28, 2013, made by Cinedigm DC Holdings, LLC, Access Digital Media, Inc. and Access Digital Cinema Phase 2, Corp., in favor of Prospect Capital Corporation, as Collateral Agent. (15)
4.5	-	Limited Recourse Guaranty Agreement, dated as of February 28, 2013, made by Cinedigm Digital Cinema Corp. in favor of Prospect Capital Corporation, as Collateral Agent and as Administrative Agent. (15)
4.6	-	Promissory Note dated April 10, 2020. (38)
4.7	-	Security Agreement, dated as of October 18, 2011, among CDF2 Holdings, LLC and each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent for CHG-Meridian U.S. Finance, Ltd. And any other CHG Lease Participants. (14)
4.8	-	Form of Warrant issued on December 23, 2016. (20)
4.9	-	Warrant issued on December 29, 2017. (25)
4.10	-	Trademark Security Agreement dated as of March 30, 2018 by and between the Company and East West Bank. (26)
4.11	-	Trademark Security Agreement dated as of March 30, 2018 by and between Cinedigm Entertainment Corp. and East West Bank. (26)
4.12		Trademark Security Agreement dated as of March 30, 2018 by and between Vistachiara Productions, Inc. and East West Bank. (26)
4.13	-	Copyright Security Agreement dated as of March 30, 2018 by and between the Company and East West Bank. (26)
4.14	-	Copyright Security Agreement dated as of March 30, 2018 by and between Cinedigm Home Entertainment, LLC and East West Bank. (26)
4.15	-	Copyright Security Agreement dated as of March 30, 2018 by and between Cinedigm Entertainment Corp. and East West Bank. (26)
4.16	-	Copyright Security Agreement dated as of March 30, 2018 by and between Vistachiara Productions, Inc. and East West Bank. (26)
4.17	-	Patent Security Agreement dated as of March 30, 2018 by and between the Company and East West Bank. (26)
4.18	-	Trademark Security Agreement dated as of July 3, 2019 by and between Comic Blitz II LLC and East West Bank. (28)
4.19		Description of Securities*
10.1†	-	Second Amended and Restated 2000 Equity Incentive Plan of the Company. (3)
10.1.1†	-	Amendment dated May 9, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (5)
10.1.2†	-	Form of Notice of Restricted Stock Award. (3)
10.1.3†	-	Form of Non-Statutory Stock Option Agreement. (4)
10.1.4†	-	Form of Restricted Stock Unit Agreement (employees). (5)
10.1.5†	-	Form of Stock Option Agreement. (2)
10.1.6†	-	Form of Restricted Stock Unit Agreement (directors). (5)
10.1.7†	-	Amendment No. 2 dated September 4, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (6)
10.1.8†	-	Amendment No. 3 dated September 30, 2009 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (8)

Exhibit		Description of Document
10.1.9†	-	Amendment No. 4 dated September 14, 2010 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (11)
10.1.10†	-	Amendment No. 5 dated April 20, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (12)
10.1.11†	-	Amendment No. 6 dated September 12, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (14)
10.1.12†	-	Amendment No. 7 dated September 16, 2014 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (16)
10.1.13†	-	Amendment No. 8 dated September 8, 2016 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (18)
10.1.14†	-	Amendment No. 9 dated September 27, 2016 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (19)
10.2†	-	Cinedigm Corp. Management Incentive Award Plan. (9)
10.3†	-	Form of Indemnification Agreement for non-employee directors. (10)
10.4†	-	2017 Equity Incentive Plan of the Company. (21)
10.4.1†	-	Form of Notice of Incentive Stock Option Grant. (22)
10.4.2†	-	Form of Notice of Option Grant. (22)
10.4.3†	-	Form of Notice of Restricted Stock Award. (22)
10.4.4†	-	Form of Notice of Restricted Stock Unit Award. (22)
10.4.5†	-	Form of Notice of Performance-Based Restricted Stock Award. (24)
10.4.6†	-	Form of Notice of Stock Appreciation Right Grant (revised). (27)
10.4.7†	-	Amendment No. 1 to the 2017 Equity Incentive Plan. (30)
10.4.8†	-	Amendment No. 2 to the 2017 Equity Incentive Plan. (35)
10.4.9†	-	Amendment No. 3 to the 2017 Equity Incentive Plan. (36)
10.4.10†	-	Amendment No. 4 to the 2017 Equity Incentive Plan. (40)
10.4.11†	-	Amendment No. 5 to the 2017 Equity Incentive Plan (41)
10.4.12†		Form of Notice of Restricted Stock Award (Directors). (45)
10.5	-	Term Loan Agreement, dated as of February 28, 2013, by and among Cinedigm DC Holdings, LLC, Access Digital Media, Inc., Access Digital Cinema Phase 2, Corp., the Guarantors party thereto, the Lenders party thereto and Prospect Capital Corporation as Administrative Agent and Collateral Agent. (15) (Confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC.)
10.5.1	-	Amendment No. 1, dated as of August 12, 2013, to Term Loan Agreement dated February 28, 2013 by and among Cinedigm DC Holdings, LLC, Access Digital Media, Inc., Access Digital Cinema Phase 2, Corp., the Guarantors party thereto, the Lenders party thereto and Prospect Capital Corporation as Administrative Agent and Collateral Agent. (46)
10.5.2	-	Omnibus Joinder, Amendment No. 2 to Term Loan Agreement and Amendment No. 1 to Guaranty, Pledge and Security Agreement, dated as of July 12, 2017, by and among Cinedigm DC Holdings, LLC, Access Digital Media, Inc., Access Digital Cinema Phase 2, Corp., Christie/AIX, Inc., Cinedigm Digital Funding I, LLC, the Lenders party thereto and Prospect Capital Corporation as Administrative Agent and Collateral Agent. (46)
10.5.3	-	Amendment No. 3, dated as of March 4, 2021, to Term Loan Agreement dated February 28, 2013 by and among Cinedigm DC Holdings, LLC, Access Digital Media, Inc., Access Digital Cinema Phase 2, Corp., the Guarantors party thereto, the Lenders party thereto and Prospect Capital Corporation as Administrative Agent and Collateral Agent. (46)
10.6	-	Equipment Purchase Agreement dated March 26, 2021 between Cinedigm Digital Funding I, LLC and American Multi-Cinema, Inc. (46)
10.7	-	Equipment Purchase Agreement dated March 26, 2021 between Access Digital Cinema Phase 2, Corp., Access Digital Cinema Phase 2 B/AIX Corp. and American Multi-Cinema, Inc. (46)
10.8	-	Common Stock Purchase Agreement dated as of October 12, 2021 between Cinedigm Corp. and B. Riley Principal Capital, LLC. (42)
10.9	-	Registration Rights Agreement dated as of October 12, 2021 between Cinedigm Corp. and B. Riley Principal Capital, LLC. (42)
10.10†	-	Employment Agreement between Cinedigm Corp. and Christopher J. McGurk dated as of November 19, 2020. (31)

Exhibit		Description of Document
10.10.1†	-	Employment Agreement between Cinedigm Corp. and Christopher J. McGurk dated as of December 10, 2020. (32)
10.11	-	Multiparty Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, as Borrower, Access Digital Cinema Phase 2, Corp., CDF2 Holdings, LLC, Cinedigm Digital Cinema Corp., CHG-MERIDIAN U.S. Finance, Ltd., Société Générale, New York Branch, as Senior Administrative Agent and Ballantyne Strong, Inc., as Approved Vendor. (13)
10.12	-	Master Equipment Lease No. 8463, effective as of October 18, 2011, by and between CHG- MERIDIAN U.S. Finance, Ltd. And CDF2 Holdings, LLC. (13)
10.13	-	Master Equipment Lease No. 8465, effective as of October 18, 2011, by and between CHG-MERIDIAN U.S. Finance, Ltd. And CDF2 Holdings, LLC. (13)
10.14	-	Sale and Leaseback Agreement, dated as of October 18, 2011, by and between CDF2 Holdings, LLC and CHG-MERIDIAN U.S. Finance, Ltd. (13)
10.15	-	Registration Rights Agreement, dated as of November 1, 2017, between the Company and the purchasers listed on Schedule I therein. (23)
10.16	-	Form of Voting Agreement. (23)
10.17	-	Loan, Security and Guaranty Agreement, dated as of March 30, 2018, by and between the Company, East West Bank and the Guarantors named therein. (26)
10.17.1	-	Amendment No. 2 to Loan, Guaranty and Security Agreement dated as of July 3, 2019 by and between the Company, East West Bank and the Guarantors named therein. (28)
10.17.2	-	Amendment No. 3 to Loan, Guaranty and Security Agreement dated as of July 31, 2019 by and among the Company, East West Bank and the Guarantors named therein. (29)
10.17.3	-	Amendment No. 4 to Loan, Guaranty and Security Agreement dated as of June 25, 2020 by and between the Company, East West Bank and the Guarantors named therein. (33)
10.17.4	-	Letter from East West Bank dated June 22, 2021. (44)
10.18†		Employment Agreement dated as of September 13, 2021 between Cinedigm Corp. and John Canning. (43)
10.19†	-	Form of Stock Appreciation Rights Agreement – Canning. (43)
10.20†		Form of Performance Stock Unit Agreement – Canning. (43)
10.21†	-	Employment Agreement between Cinedigm Corp. and Gary S. Loffredo dated as of December 23, 2020. (34)
10.22†	-	Employment Agreement between Cinedigm Corp. and Erick Opeka dated as of December 23, 2020. (34)
10.23	-	Support Letter dated June 29, 2020 from Bison Entertainment and Media Group. (33)
10.24	-	Sales Agreement, dated July 6, 2020, by and between Cinedigm Corp., A.G.P./Alliance Global Partners and B. Riley FBR, Inc. (37)
10.25	-	Equity Purchase Agreement dated January 4, 2022 among the Company, and David Chu, Augustine Hong, Helen Hong, Michael Hong, Justin Lee, Steven Park, and Kingsoon Ong (collectively, the “Sellers”) and David Chu as representative of the Sellers.*
10.25.1	-	Amended and Restated Equity Purchase Agreement dated March 25, 2022 among the Company, and David Chu, Augustine Hong, Helen Hong, Michael Hong, Justin Lee, Steven Park, and Kingsoon Ong (collectively, the “Sellers”) and David Chu as representative of the Sellers.*
21.1	-	List of Subsidiaries.*
23.1	-	Consent of EisnerAmper LLP.*
24.1	-	Powers of Attorney.* (Contained on signature page)
31.1	-	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	-	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS*		Inline XBRL Instance Document.
101.SCH*		Inline XBRL Taxonomy Extension Schema Document.
101.CAL*		Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*		Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

†	Management compensatory arrangement.

Documents	Incorporated Herein by Reference:

(1)	Previously filed with the Securities and Exchange Commission on November 4, 2003 as an exhibit to the Company’s Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-107711).

(2)	Previously filed with the Securities and Exchange Commission on April 25, 2005 as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-124290).

(3)	Previously filed with the Securities and Exchange Commission on September 24, 2007 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(4)	Previously filed with the Securities and Exchange Commission on April 3, 2008 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(5)	Previously filed with the Securities and Exchange Commission on May 14, 2008 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(6)	Previously filed with the Securities and Exchange Commission on September 10, 2008 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(7)	Previously filed with the Securities and Exchange Commission on February 9, 2009 as an exhibit to the Company’s Form 8-K (File No. 000-51910).

(8)	Previously filed with the Securities and Exchange Commission on October 6, 2009 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(9)	Previously filed with the Securities and Exchange Commission on October 27, 2009 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(10)	Previously filed with the Securities and Exchange Commission on September 21, 2009 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(11)	Previously filed with the Securities and Exchange Commission on September 16, 2010 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(12)	Previously filed with the Securities and Exchange Commission on April 24, 2012 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(13)	Previously filed with the Securities and Exchange Commission on October 24, 2011 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(14)	Previously filed with the Securities and Exchange Commission on September 14, 2012 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(15)	Previously filed with the Securities and Exchange Commission on March 4, 2013 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(16)	Previously filed with the Securities and Exchange Commission on September 17, 2014 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(17)	Previously filed with the Securities and Exchange Commission on August 12, 2015 as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2015 (File No. 001-31810).

(18)	Previously filed with the Securities and Exchange Commission on September 8, 2016 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(19)	Previously filed with the Securities and Exchange Commission on September 28, 2016 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(20)	Previously filed with the Securities and Exchange Commission on December 23, 2016 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(21)	Previously filed with the Securities and Exchange Commission on September 1, 2017 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(22)	Previously filed with the Securities and Exchange Commission on October 2, 2017 as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-220773).

(23)	Previously filed with the Securities and Exchange Commission on November 6, 2017 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(24)	Previously filed with the Securities and Exchange Commission on November 16, 2017 as an exhibit to the Company’s Form 10-Q (File No. 001-31810).

(25)	Previously filed with the Securities and Exchange Commission on January 2, 2018 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(26)	Previously filed with the Securities and Exchange Commission on April 4, 2018 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(27)	Previously filed with the Securities and Exchange Commission on December 7, 2018 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(28)	Previously filed with the Securities and Exchange Commission on July 15, 2019 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(29)	Previously filed with the Securities and Exchange Commission on August 26, 2019 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(30)	Previously filed with the Securities and Exchange Commission on December 5, 2019 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(31)	Previously filed with the Securities and Exchange Commission on November 23, 2020 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(32)	Previously filed with the Securities and Exchange Commission on December 16, 2020 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(33)	Previously filed with the Securities and Exchange Commission on July 6, 2020 as an exhibit to the Company’s Form 10-K (File No. 001-31810).

(34)	Previously filed with the Securities and Exchange Commission on December 30, 2020 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(35)	Previously filed with the Securities and Exchange Commission on September 4, 2020 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(36)	Previously filed with the Securities and Exchange Commission on October 26, 2020 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(37)	Previously filed with the Securities and Exchange Commission on July 6, 2020 as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-239710).

(38)	Previously filed with the Securities and Exchange Commission on August 14, 2020 as an exhibit to the Company’s Form 10-Q (File No. 001-31810).

(39)	Previously filed with the Securities and Exchange Commission on November 15, 2021 as an exhibit to the Company’s Form 10-Q (File No. 001-31810).

(40)	Previously filed with the Securities and Exchange Commission on August 10, 2021 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(41)	Previously filed with the Securities and Exchange Commission on October 12, 2021 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(42)	Previously filed with the Securities and Exchange Commission on October 12, 2021 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(43)	Previously filed with the Securities and Exchange Commission on September 17, 2021 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(44)	Previously filed with the Securities and Exchange Commission on September 9, 2021 as an exhibit to the Company’s Form 10-Q (File No. 001-31810).

(45)	Previously filed with the Securities and Exchange Commission on August 13, 2021 as an exhibit to the Company’s Form 8-K/A (File No. 001-31810).

(46)	Previously filed with the Securities and Exchange Commission on July 30, 2021 as an exhibit to the Company’s Form 10-K (File No. 001-31810).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEDIGM CORP.

Date:	July 1, 2022	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	July 1, 2022	By:	/s/ John K. Canning
Chief Financial Officer (Principal Financial Officer)

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

SIGNATURE(S)	TITLE(S)	DATE

/s/ Christopher J. McGurk	Chief Executive Officer and Chairman of the Board of	July 1, 2022
Christopher J. McGurk	Directors (Principal Executive Officer)

/s/ John K. Canning	Chief Financial Officer (Principal Financial Officer)	July 1, 2022
John K. Canning

/s/ Ashok Amritraj	Director	July 1, 2022
Ashok Amritraj

/s/ Peter C. Brown	Director	July 1, 2022
Peter C. Brown

/s/ Patrick O´Brien	Director	July 1, 2022
Patrick O´Brien

/s/ Peixin Xu	Director	July 1, 2022
Peixin Xu