Form 10-Q
period 2022-06-30
Cinedigm Corp.
filed 2022-08-16
CIK 1173204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: June 30, 2022

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

As of August 9, 2022, 177,250,068 shares of Class A Common Stock, $0.001 par value, were outstanding.

CINEDIGM CORP.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CINEDIGM CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	June 30, 2022	March 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$11,519	$13,062
Accounts receivable, net of allowance of $2,605 and $2,921, respectively	25,215	30,843
Inventory	129	116
Unbilled revenue	2,597	2,349
Prepaid and other current assets	4,621	5,793

Total current assets	44,081	52,163
Equity investment in A Metaverse Company, a related party, at fair value	5,772	7,028
Property and equipment, net	1,865	1,980
Operating lease right-of use assets, net	680	749
Intangible assets, net	19,290	20,034
Goodwill	21,084	21,084
Other long-term assets	1,451	1,598
Total assets	$94,223	$104,636
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$46,450	$52,025
Current portion of deferred consideration on purchase of business	3,449	3,432
Current portion of earnout consideration on purchase of business	1,188	1,081
Operating lease liabilities	193	258
Current portion of deferred revenue	371	196

Total current liabilities	51,651	56,992
Deferred consideration on purchase – net of current portion	5,379	5,600
Earnout consideration on purchase – net of current portion	627	603
Operating lease liabilities, net of current portion	489	491
Other long-term liabilities	86	-

Total liabilities	58,232	63,686
Commitments and contingencies (see Note 6)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding at June 30, 2022 and March 31, 2022. Liquidation preference of $3,648	3,559	3,559
Common stock, $0.001 par value; Class A stock 275,000,000 and 275,000,000 shares authorized at June 30, 2022 and March 31, 2022, respectively, 176,737,459 and 176,629,435 shares issued and 175,421,608 and 175,313,584 shares outstanding at June 30, 2022 and March 31, 2022, respectively.	174	174
Additional paid-in capital	523,669	522,601
Treasury stock, at cost; 1,315,851 and 1,315,851 Class A common shares at June 30, 2022 and March 31, 2022, respectively.	(11,608)	(11,608)
Accumulated deficit	(478,403)	(472,310)
Accumulated other comprehensive loss	(115)	(163)
Total stockholders’ equity of Cinedigm Corp.	37,276	42,253
Deficit attributable to noncontrolling interest	(1,285)	(1,303)
Total equity	35,991	40,950
Total liabilities and equity	$94,223	$104,636

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except for share and per share data)

	Three Months Ended June 30,
	2022	2021
Revenues	$13,590	$15,015
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	7,356	4,631
Selling, general and administrative	9,815	6,043
Bad debt expense	3	71
Depreciation and amortization of property and equipment	256	649
Amortization of intangible assets	744	847
Total operating expenses	18,174	12,241
Income (loss) from operations	(4,584)	2,774
Interest expense, net	(133)	(144)
Gain on forgiveness of PPP loan and extinguishment of note payable	-	2,178
Change in fair value of equity investment in A Metaverse Company, a related party	(1,256)	334
Other expense, net	(14)	(11)
Income (loss) before income taxes	(5,987)	5,131
Income tax benefit	-	63
Net income (loss)	(5,987)	5,194
Net loss attributable to noncontrolling interest	(18)	(7)
Net income (loss) attributable to controlling interests	(6,005)	5,187
Preferred stock dividends	(88)	(89)
Net income (loss) attributable to common stockholders	$(6,093)	$5,098
Net income (loss) per Class A common stock attributable to common stockholders - basic:	$(0.03)	$0.03
Weighted average number of Class A common stock outstanding: basic	175,420,421	167,940,285
Net income (loss) per Class A common stock attributable to common stockholders - diluted:	$(0.03)	$0.03
Weighted average number of Class A common stock outstanding: diluted	175,420,421	171,257,356

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2022	2021
Net income (loss)	$(5,987)	$5,194
Other comprehensive (loss) income: foreign exchange translation	48	(54)
Comprehensive income (loss)	(5,939)	5,140
Less: comprehensive income attributable to noncontrolling interest	(18)	(7)
Comprehensive income (loss) attributable to controlling interests	$(5,957)	$5,133

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

See accompanying & Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY

(Unaudited)

(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity	Non-Controlling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)	Interest	(Deficit)
Balances as of March 31, 2022	7	$3,559	175,313,584	$174	1,315,851	$(11,608)	$522,601	$(472,310)	$(163)	$42,253	$(1,303)	$40,950
Foreign exchange translation	—	—	—	—	—	—	—	—	48	48	—	48
Stock-based compensation	—	—	—	—	—	—	980	—	—	980	—	980
Preferred stock dividends paid with common stock	—	—	108,024	—	—	—	88	—	—	88	—	88
Preferred stock dividends accrued	—	—	—	—	—	—	—	(88)	—	(88)	—	(88)
Net income (loss)	—	—	—	—	—	—	—	(6,005)	—	(6,005)	18	(5,987)
Balances as of June 30, 2022	7	$3,559	175,421,608	$174	1,315,851	$(11,608)	$523,669	$(478,403)	$(115)	$37,276	$(1,285)	$35,991

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(5,987)	$5,194
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	1,000	1,496
Impairment of prepaid advances	32	-
Changes in fair value of equity investment in A Metaverse Company	1,256	(334)
Gain from forgiveness of PPP loan	-	(2,178)
Provision for doubtful accounts	3	71
Stock-based compensation	980	983
Interest expense for deferred consideration	81	-
Interest expense for earnout consideration	52	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,625	(6,103)
Inventory	(13)	24
Unbilled revenue	(248)	(295)
Prepaids and other current assets, and other long-term assets	1,287	1,730
Accounts payable, accrued expenses, and other liabilities	(5,441)	3,508
Deferred revenue	175	(475)
Net cash (used in) provided by operating activities	(1,198)	3,621
Cash flows from investing activities:
Purchases of property and equipment	(141)	(41)
Purchase of a business	80	(750)
Net cash used in investing activities	(61)	(791)
Cash flows from financing activities:
Payment of notes payable	(284)	(4,755)
Payment under revolving credit agreement, net	-	(1,569)
Net cash used in by financing activities	(284)	(6,324)
Net change in cash, cash equivalents, and restricted cash	(1,543)	(3,494)
Cash, cash equivalents, and restricted cash at beginning of period	13,062	17,849
Cash, cash equivalents, and restricted cash at end of period	$11,519	$14,355

See accompanying Notes to Condensed Consolidated Financial Statements

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

Liquidity

We have incurred net losses historically and have net loss of $6.0 million for the three months ended June 30, 2022. We also have an accumulated deficit of $478.4 million and negative working capital of $7.6 million as of June 30, 2022. Net cash used by operating activities for the three months ended June 30, 2022 was $1.2 million. We may continue to generate net losses for the foreseeable future. Based on these conditions, the Company entered into the following transactions described below:

We believe the combination of: (i) our cash and cash equivalent balances at June 30, 2022 and (ii) expected cash flow from operations, will be sufficient for our operations and capital needs, for at least twelve months from the filing of this report. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the accrual of digital revenue, accounts receivable reserves, return reserves, inventory reserves, recovery of advances, assessment of goodwill impairment, intangible asset impairment and estimated amortization lives, fair value for asset acquisitions and business combinations, valuation allowances for income taxes and stock awards. Actual results could differ from these estimates.

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

Cash and cash equivalents consisted of the following:

	As of
(in thousands)	June 30, 2022	March 31, 2022
Cash and Cash Equivalents	$11,519	$13,062

EQUITY INVESTMENT IN A METAVERSE COMPANY, A RELATED PARTY

On February 14, 2020, the Company acquired an approximately 11.5% interest in A Metaverse Company (“Metaverse”), a leading publicly traded Chinese entertainment company, formerly Starrise Media Holdings Limited, whose ordinary shares are listed on the Stock Exchange of Hong Kong. The Company acquired such interest as a strategic investment and in a private transaction from a shareholder of Metaverse that is related to our major shareholder. Our major shareholder also maintains a significant beneficial interest ownership in Metaverse. Upon consummation of the transaction on February 14, 2020, the Company recorded an initial investment of approximately $25.1 million, which is the fair market value of the Metaverse shares on the transaction date on the Stock Exchange of Hong Kong, in exchange for the Company’s common stock of $11.2 million, valued as of the date of the issuance of the Common Stock of the Company. The difference in value of shares received in Metaverse and shares issued by the Company is deemed as contributed capital and recorded in additional paid-in capital.

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

On April 1, 2022, trading of Metaverse’s ordinary shares was halted on the Hong Kong Stock Exchange. This investment was previously a level 1 investment as the shares were being actively traded in a marketplace, but with the trading of the shares being halted, the Company needed to reassess the fair value level of the investment. Without an active market where the shares are being traded, the investment no longer qualifies as a level 1. As of June 30, 2022, Metaverse’s stock valuation is based on an evaluated offer received from an independent third party to purchase our shares and trending assessment of market pricing and is categorized as Level 3 based on unobservable inputs.

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

ADVANCES

Advances, which are recorded within prepaid and other current assets on the consolidated balance sheets, represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record impairment charges for amounts that we expect may not be recoverable as of the consolidated balance sheet date. Impairments and accelerated amortization related to advances were $32 thousand and $0.2 million, for the three months ended June 30, 2022 and 2021, respectively.

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

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the three months ended June 30, 2022 and 2021, no impairment charge was recorded from operations for long-lived assets or finite-lived assets.

INTANGIBLE ASSETS

Intangible assets are stated at cost less accumulated amortization. For intangible assets that have finite lives, the assets are amortized using the straight-line method over the estimated useful lives of the related assets. For intangible assets with indefinite lives, the assets are tested annually for impairment or sooner if a triggering event occurs. During the three months ended June 30, 2022 and 2021, no impairment charge was recorded from operations for intangible assets.

Amortization expense is recorded using the straight-line method over the estimated useful lives of the respective assets as follows:

Trademark	3 years
Content Library	3 – 20 years
Customer Relationships	5 – 13 years
Tradename	2 – 15 years
Supplier Agreements	2 years
Advertiser relationships and Channel	3-13 years
Software	10 years

The Company’s intangible assets included the following on June 30, 2022:

	Cost Basis	Accumulated Amortization	Impairment	Net
Trademark	$1,925	$(925)	$-	1,000
Content Library	23,685	(20,803)	-	2,882
Customer Relationships	10,658	(7,395)	(1,968)	1,295
Tradename	2,101	(619)	-	1,482
Theatre Relationship	550	(550)	-	-
Patents	17	(17)	-	-
Supplier Agreements	11,430	(11,399)	-	31
Advertiser relationships and Channel	10,081	(361)	-	9,720
Software	3,200	(320)	-	2,880
Total Intangible Assets	$63,647	$(42,389)	$(1,968)	19,290

The Company’s intangible assets included the following on March 31, 2022:

	Cost Basis	Accumulated Amortization	Impairment	Net
Trademark	$1,925	$(776)	$-	1,149
Content Library	23,685	(20,665)	-	3,020
Customer Relationships	10,658	(7,327)	(1,968)	1,363
Tradename	2,101	(525)	-	1,576
Theatre Relationship	550	(550)	-	-
Patents	17	(17)	-	-
Supplier Agreements	11,430	(11,384)	-	46
Advertiser relationships and Channel	10,081	(161)	-	9,920
Software	3,200	(240)	-	2,960
Total Intangible Assets	$63,647	$(41,645)	$(1,968)	20,034

Below is the amortization expense per year for the intangible assets:

Total
2023	$2,520
2024	3,048
2025	1,796
2026	1,489
2027	1,269
Thereafter	9,168
Total	$19,290

FAIR VALUE MEASUREMENTS

The fair value measurement disclosures are grouped into three levels based on valuation factors:

●	Level 1 – quoted prices in active markets for identical investments

●	Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)

●	Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

Assets and liabilities measured at fair value on a recurring basis use the market approach, where prices and other relevant information are generated by market transactions involving identical or comparable assets or liabilities.

The equity investment in Metaverse is in Hong Kong dollars and was translated into US dollars as of June 30, 2022 and 2021 at an exchange rate of 7.8 and 7.8 Hong Kong Dollars to 1 US Dollar, respectively. The fair value of this equity investment was measured by the quoted market price of Metaverse on the Stock Exchange of Hong Kong at June 30, 2021. On April 1, 2022, trading of Metaverse’s ordinary shares was halted on the Hong Kong Stock Exchange and as of June 30, 2022, Metaverse’s stock valuation is based on a preliminary evaluated offer received from an independent third party to purchase our shares and trending assessment of market pricing and is categorized as Level 3 based on unobservable inputs. The adjustment to fair value of this investment resulted in a loss of $1.3    million and gain of $0.3 million for the three months ended June 30, 2022 and 2021, respectively. As the value of the investment in Metaverse is being determined by an offer to purchase the shares from an independent third party, the value of the investment may need to be reduced or fully written off should the offer be rescinded.

The following tables summarize the levels of fair value measurements of our financial assets and liabilities as of June 30, 2022 and March 31, 2022:

As of June 30, 2022

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investment in Metaverse, at fair value	$-	$-	$5,772	$5,772
	$-	$-	$5,772	$5,772

Liabilities:
Current portion of earnout consideration on purchase of a business	$—	$—	$1,188	$1,188
Long term portion of earnout consideration on purchase of a business	—	—	627	627
	$—	$—	$1,815	$1,815

As of March 31, 2022

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investment in Metaverse, at fair value	$7,028	$—	$—	$7,028
	$7,028	$—	$—	$7,028

Liabilities:
Current portion of earnout consideration on purchase of a business	$—	$—	$1,081	$1,081
Long term portion of earnout consideration on purchase of a business	—	—	603	603
	$—	$—	$1,684	$1,684

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

No goodwill impairment charge was recorded in the three months ended June 30, 2022 and 2021.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of
(In thousands)	June 30, 2022	March 31, 2022
Accounts payable	$29,325	$34,177
Amounts due to producers	9,254	10,430
Accrued compensation and benefits	4,401	3,507
Accrued taxes (refund) payable	(67)	(78)
Accrued other expenses	3,537	3,989
Total accounts payable and accrued expenses	$46,450	$52,025

PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	As of
(In thousands)	June 30, 2022	March 31, 2022
Non-trade accounts receivable	$688	$826
Advances	1,853	2,117
Due from producers	1,057	1,861
Prepaid insurance	212	169
Other prepaid expenses	811	820
Total prepaid and other current assets	$4,621	$5,793

Impairments and accelerated amortization related to advances were $32 thousand and $0.2 million, for the three months ended June 30, 2022 and 2021, respectively.

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

VPFs are earned, net of administrative fees, pursuant to contracts with movie studios and distributors, whereby amounts are payable by a studio to Phase I Deployment and to Phase II Deployment when movies distributed by the studio are displayed on screens utilizing our Systems installed in movie theatres. VPFs are earned and payable to us with respect to Phase I Deployment based on a defined fee schedule until the end of the VPF term. One VPF is payable for every digital title initially displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period the title first plays for general audience viewing in a digital projector equipped movie theatre. The Phase 1 Deployment’s and Phase 2 Deployments performance obligations for revenue recognition are met at this time.

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

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we typically pursue the sale of the Systems to such exhibitors. Cinedigm recognizes revenue once the customer takes possession of the Systems and Cinedigm received the sale proceeds. Such sales were originally contemplated as the conclusion of the digital cinema deployment plan. Total system revenue was $1.2 million and $5.6 million, during the three months ended June 30, 2022 and 2021, respectively. Revenues earned in connection with up front exhibitor contributions are deferred and recognized over the expected cost recoupment period.

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

The ending deferred revenue balance, including current and non-current balances, as of June 30, 2022 was $0.4 million. For the three months ended June 30, 2022, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business. For the three months ended June 30, 2022 and 2021, there was $12.0 million and $14.6 million  , respectively, included in accounts payable that represents a refund liability, a portion or all of which may be recognized as revenue upon completion of audit periods.

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

The following tables present the Company’s revenue categories for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Cinema Equipment Business:
Phase I Deployment	$113	$91
Phase II Deployment	-	386
Services	120	179
Digital System Sales	1,194	5,575
Total Cinema Equipment Business revenue	$1,427	$6,231

Content & Entertainment Business:
Physical Revenue	$2,205	$1,778
OTT Streaming and Digital	9,958	7,006
Total Content & Entertainment Business revenue	$12,163	$8,784

Concentrations

For the three months ended June 30, 2022, three customers, Amazon.com, Inc., Distribution Solutions, a division of Alliance Entertainment and Roku, Inc., represented 22% and 14%, and 10% respectively, of Content & Entertainment Business revenues, and approximately 19%, and 13% and 9%, respectively, of our consolidated revenues. For the three months ended June 30, 2021, Amazon.com, Inc. Distribution Solutions, a division of Alliance Entertainment and Roku, Inc., represented 23%, 11% and 11%, respectively, of Content & Entertainment Business revenues and approximately 14%, 6% and 6%, respectively, of our consolidated Revenues.

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
Weighted average number of common stock outstanding during the period plus potential dilutive shares

Stock issued and treasury stock repurchased or reacquired during the period are weighted for the portion of the period that they are outstanding.

We incurred a net loss for the three months ended June 30, 2022, and therefore the impact of potentially dilutive common shares from outstanding stock options and warrants, totaling 8,506,098 shares as of June 30, 2022, were excluded from the computations of loss per share as their impact would have been anti-dilutive.

We had a net income for the three months ended June 30, 2021, and therefore the impact of potentially dilutive common shares from outstanding stock options, stock appreciation rights, and warrants, totaling 2,003,235   shares for the three months ended June 30, 2021, respectively, were included in the computations of diluted earnings per share. The calculation of diluted net income per share for the three months ended June 30, 2021 does not include the impact of 9,616,429   potentially dilutive shares relating to stock options, stock appreciation rights, and warrants as their impact would have been anti-dilutive.

COMPREHENSIVE LOSS

For the three months ended June 30, 2022 and 2021, comprehensive loss consisted of net loss and foreign currency translation adjustments.

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

As of June 30, 2022 and March 31, 2022, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable was $0.7 million and $0.8 million as of June 30, 2022 and March 31, 2022, respectively, which are included in accounts receivable, net on the accompanying consolidated balance sheets.

The accompanying Consolidated Statements of Operations include $(104) thousand and $77 thousand of digital cinema servicing revenue from CDF2 Holdings for the three months ended June 30, 2022 and 2021, respectively.

Total Stockholders’ Deficit of CDF2 Holdings at June 30, 2022 and March 31, 2022 was $57.3 million and $55.6 million, respectively. We have no obligation to fund the operating loss or the stockholders’ deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of June 30, 2022 and March 31, 2022 is carried at $0.

Majority Interest in CONtv

We own an 85% interest in CON TV, LLC, a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the Internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets.

Investment in Roundtable

On March 15, 2022, the Company entered into a stock purchase agreement with Roundtable Entertainment Holdings, Inc. (“Roundtable”) pursuant to which the Company purchased 500 shares of Roundtable Series A Preferred Stock and warrants to purchase 100 shares of Roundtable Common Stock (together, the “Roundtable Securities”). The Company paid the purchase price for the Roundtable Securities by issuing to Roundtable 316,937 shares of Common Stock is based on the closing price of the company on the date of the purchase. The Company recorded $0.2 million for the purchase of the Roundtable Securities which is included in other long-term assets on the consolidated balance sheet. The investment in the Roundtable Securities was made in connection with a proposed collaboration with Roundtable regarding production and distribution of streaming content including the launch of high profile branded enthusiast streaming channels. The Roundtable investment was accounted for using the cost method.

4. STOCKHOLDERS’ EQUITY (DEFICIT)

COMMON STOCK

Authorized Common Stock

As of June 30, 2022 the number of shares of Common Stock authorized for issuance was 275,000,000 shares.

During the three months ended June 30, 2022, the Company issued 108,024 shares of Common Stock which consist the issuance of Common Stock in payment of preferred stock dividends.

PREFERRED STOCK

Cumulative dividends in arrears on preferred stock were $0.1 million and $0.1 million as of June 30, 2022 and 2021, respectively. In May 2022 and 2021, we paid preferred stock dividends in arrears in the form of 108,024 and 53,278 shares of Common Stock, respectively.

TREASURY STOCK

We have treasury stock, at cost, consisting of 1,315,851 and 1,315,851 shares of Common Stock at June 30, 2022 and March 31, 2022, respectively.

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

As of June 30, 2022, there were 212,037 stock options outstanding in the 2000 Plan with weighted average exercise price of $14.46   and a weighted average contract life of 1.32 years. As of March 31, 2022, there were 217,337 shares pursuant to stock options outstanding in the Plan with weighted average exercise price of $14.49 and a weighted average contract life of 1.54 years. A total of 5,300 options expired and zero options were forfeited during the three months ended June 30, 2022.

Options outstanding under the 2000 Plan as of June 30, 2022 is as follows:

As of June 30, 2022
Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$1.16 - $7.40	5,000	3.01	$7.40	$—
$13.70 - $24.40	207,037	1.28	14.63	—
	212,037			$—

An analysis of all options exercisable under the 2000 Plan as of June 30, 2022 is presented below:

Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
212,037	1.32	$14.46	—

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

Stock appreciation rights outstanding under the 2017 Plan as of June 30, 2022 is as follows:

As of June 30, 2022
Range of Prices	SARs Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$0.54 - $0.74	5,550,000	8.45	$0.60	$—
$1.16 - $1.47	2,283,610	6.29	1.25	—
$1.71 - $2.10	2,455,738	6.53	1.49	—
$2.23 - $2.56	604,250	9.31	2.29	—
	10,893,598			$—

An analysis of all stock appreciation rights exercisable under the 2017 Plan as of June 30, 2022 is presented below:

SAR Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
2,736,473	7.29	$1.21	-

Total SARs outstanding are as follows:

Year Ended June 30, 2022
SARs Outstanding March 31, 2022	10,893,598
Issued	-
Forfeited	-
Total SARs Outstanding June 30, 2022	10,893,598

Following is the activity for performance stock unit awards:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at March 31, 2022	696,280	$1.25
Granted	-	-
Vested	-	-
Unvested balance at June 30, 2022	696,280	$1.25

During the three months ended June 30, 2022, zero shares were issued for vested awards and 255,219   shares are to be issued as of June 30, 2022.

Employee and director stock-based compensation expense related to our stock-based awards was as follows:

	Three Months Ended June 30,
(In thousands)	2022	2021
Selling, general and administrative	$980	$983
	$980	$983

There was $875 thousand   and $1 thousand of stock-based compensation recorded for the three months ended June 30, 2022 and 2021, respectively, related to employees’ restricted stock awards.

There was $105 thousand   and $126 thousand of stock-based compensation for the three months ended June 30, 2022 and 2021, respectively, related to board of directors. During the three months ended June 30, 2022, the Company issued zero restricted shares to non-employee directors.

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN

In October 2013, we issued options outside of the 2000 Plan to 10 individuals who became employees as a result of a business combination. The employees received options to purchase an aggregate of 62,000 shares of our Common Stock at an exercise price of $17.50 per share. The options were fully vested as of October 2017 and expire 10 years from the date of grant, if unexercised. As of June 30, 2022, 12,500   of such options remained outstanding.

WARRANTS

The following table presents information about outstanding warrants to purchase shares of our Common Stock as of June 30, 2022. All of the outstanding warrants are fully vested and exercisable.

Recipient	Amount outstanding	Expiration	Exercise price per share
5-year Warrant issued to Bison Entertainment and Media Group(” BEMG”) in connection with a term loan agreement	1,400,000	December 2022	$1.80

5. COMMITMENTS AND CONTINGENCIES

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of June 30, 2022 and March 31, 2022:

(In thousands)	Classification on the Balance Sheet	June 30, 2022	March 31, 2022
Assets
Noncurrent	Operating lease right-of-use asset	$680	$749
Liabilities
Current	Operating leases – current portion	193	258
Noncurrent	Operating leases – long-term portion	489	491
Total operating lease liabilities		$682	$749

Lease Costs

The table below presents certain information related to lease costs for leases:

	Three Months Ended	Three Months Ended
(In thousands)	June 30, 2022	June 30, 2021
Operating lease cost	$84	$22
Total lease cost	$84	$22

Other Information

The table below presents supplemental cash flow information related to leases:

	Three Months Ended	Three Months Ended
(In thousands)	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities	-	22
Operating cash flows used for operating leases Hyde Park Agreement	$-	$22

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

6. SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURE OF NON-CASH INVESTMENTING AN FINANCING ACTIVITY

	Three Months Ended June 30,
(In thousands)	2022	2021
Cash interest paid	$-	$663
Income taxes paid	-	-
Accrued dividends on preferred stock	88	89
Issuance of Class A common stock for payment of preferred stock dividends	88	89
Issuance of Class A common stock for business combination	-	2,506
Deferred consideration in purchase of a business	-	1,980
Earnout consideration in purchase of a business	80	-

7. SEGMENT INFORMATION

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
Cinema Equipment Business

Financing vehicles and administrators for 434   Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 648   Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

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

Content & Entertainment Business	Leading independent streaming company of content and channels. We collaborate with producers and other content owners to market, source, curate and distribute independent content to targeted and under-served audiences in theatres and homes, and via mobile and emerging platforms.

The following tables present certain financial information related to our reportable segments and Corporate:

	As of June 30, 2022
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non- Recourse	Notes Payable	Operating lease liabilities
Cinema Equipment Business	$—	$—	$20,282	$—	$—	$—
Content & Entertainment Business	19,202	21,084	66,770	—	—	675
Corporate	88	—	7,171	—	—	7
Total	$19,290	$21,084	$94,223	$—	$—	$682

	As of March 31, 2022
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non- Recourse	Notes Payable	Operating lease liabilities
Cinema Equipment Business	$—	$—	$24,445	$—	$—	$—
Content & Entertainment Business	19,946	21,084	68,873	—	—	—
Corporate	88	—	11,318	—	—	749
Total	$20,034	$21,084	$104,636	$—	$—	$749

	Statements of Operations
	Three Months Ended June 30, 2022
	(in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated

Revenues	$1,427	$12,163	$-	$13,590
Direct operating (exclusive of depreciation and amortization shown below)	144	7,212	-	7,356
Selling, general and administrative	1,071	3,783	4,961	9,815
Allocation of corporate overhead	103	2,752	(2,855)	0
Provision for (recovery of) doubtful accounts	3	-	-	3
Depreciation and amortization of property and equipment	117	138	1	256
Amortization of intangible assets	-	637	107	744
Total operating expenses	1,438	14,522	2,214	18,174
Income (loss) from operations	$(11)	$(2,359)	$(2,214)	$(4,584)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$-	$-	$-	$-
Selling, general and administrative	-	-	980	980
Total stock-based compensation	$-	$-	$980	$980

	Statements of Operations
	Three Months Ended June 30, 2021
	(in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$6,231	$8,784	$—	$15,015
Direct operating (exclusive of depreciation and amortization shown below)	257	4,374	—	4,631
Selling, general and administrative	429	2,818	2,796	6,043
Allocation of corporate overhead	99	660	(759)	—
Provision for doubtful accounts	27	44	—	71
Depreciation and amortization of property and equipment	507	143	(1)	649
Amortization of intangible assets	—	846	1	847
Total operating expenses	1,319	8,885	2,037	12,241
Income (loss) from operations	$4,912	$(101)	$(2,037)	$2,774

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	166	817	983
Total stock-based compensation	$—	$166	$817	$983

8. INCOME TAXES

We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions. We recorded an income tax benefit (expense) of approximately zero   and $63 thousand for the three months ended June 30, 2022 and 2021, respectively. We have not recorded tax benefits on our loss before income taxes because we have provided for a full valuation allowance that offsets potential deferred tax assets resulting from net operating loss carry forwards, reflecting our inability to use such loss carry forwards.

Our effective tax rate for the three months ended June 30, 2022 and 2021 was zero   and negative 1.2%, respectively.

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

We report our financial results in two primary segments as follows: (1) cinema equipment business and (2) content and entertainment business (“Content & Entertainment” or “CEG”). The cinema equipment business segment consists of the non-recourse, financing vehicles and administrators for our digital cinema equipment (the “Systems”) installed in movie theatres throughout North America and Australia. It also provides fee-based support to over 1,082 movie screens as well as directly to exhibitors and other third-party customers in the form of monitoring, billing, collection and verification services. Our Content & Entertainment segment operates in: (1) ancillary market aggregation and distribution of entertainment content and (2) branded and curated over-the-top (“OTT”) digital network business providing entertainment channels and applications.

Beginning in December 2015, certain of our cinema equipment began to reach the conclusion of their 10-year deployment payment period with certain distributors and, therefore, Virtual Print Fee (“VPF”) revenues ceased to be recognized on such Systems, related to such distributors. Furthermore, because the Phase I Deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I Deployment Systems has ended. The reduction in VPF revenue on cinema equipment business systems approximately coincided with the conclusion of certain of our non-recourse debt obligations and, therefore, the reduced cash outflows related to such non-recourse debt obligations partially offset the reduced VPF revenue since November 2017.

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

We are structured so that our cinema equipment business segment operates independently from our Content & Entertainment business. As of June 30, 2022, we had approximately $0.0 million of non-recourse outstanding debt principal that relates to, and is serviced by, our cinema equipment business. We have approximately $0.0 million of outstanding debt principal, as of June 30, 2022 that is attributable to our Content & Entertainment and Corporate segments.

Risks and Uncertainties

The COVID-19 pandemic and related economic repercussions created significant volatility and uncertainty impacting the Company’s results for the period. As part of our Content & Entertainment business, the Company sells DVDs and Blu-ray discs at brick-and-mortar stores.

Liquidity

We have incurred net losses historically and net loss for the three months ended June 30, 2022 of $6.0 million. As of June 30, 2022, we had an accumulated deficit of $478.4 million and negative working capital of $7.6 million. Net cash used in operating activities for the three months ended June 30, 2022 was $1.2 million. Based on these and prior conditions, the Company entered into the following transactions described below.

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

In July 2020, we entered into an At-the-Market sales agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) and B. Riley FBR, Inc. (“B. Riley” and, together with A.G.P., the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of Common Stock at the market prices prevailing on Nasdaq at the time of the sale of such shares. The Company is not obligated to sell any shares under the ATM Sales Agreement. Any sales of shares made under the ATM Sales Agreement will be made pursuant the 2020 Shelf Registration Statement, for an aggregate offering price of up to $30 million. Net proceeds from such sales totaled $18.6 million. No sales under the ATM Sales Agreement were made during the three months ended June 30, 2022.

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

In October 2021, we entered into a Common Stock Purchase Agreement (the “Equity Line Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital, LLC (“B. Riley Principal Capital”). Pursuant to the Equity Line Purchase Agreement, the Company has the right to sell to B. Riley Principal Capital up to the lesser of (i) $50,000,000 of newly issued shares of Common Stock and (ii) the Exchange Cap (as defined in the Equity Line Purchase Agreement), from time to time during the 24-month period from and after the October 21, 2021. Sales of Common Stock pursuant to the Equity Line Purchase Agreement, and the timing of any sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to B. Riley Principal Capital under the Equity Line Purchase Agreement. As consideration for B. Riley Principal Capital’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the Equity Line Purchase Agreement, upon execution of the Equity Line Purchase Agreement, the Company issued 210,084 shares of Common Stock to B. Riley Principal Capital (the “Commitment Shares”). The purchase price of the shares of Common Stock that we elect to sell to B. Riley Principal Capital pursuant to the Equity Line Purchase Agreement will be determined by reference to the volume weighted average price of the Common Stock (“VWAP”) during the applicable purchase date, less a fixed 5% discount to such VWAP. Pursuant to the Registration Rights Agreement, the Company filed a Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on October 21, 2021 (File No. 333-260210) for the resale by B. Riley Principal Capital of up to 25,210,084 shares of Common Stock (including the Commitment Shares) acquired pursuant to the Equity Line Purchase Agreement. During the year ended March 31, 2022, we sold 5,300,000 shares of Common Stock under the Equity Line Purchase Agreement. Net proceeds from such sales totaled $12.4 million. No sales under the Equity Line Purchase Agreement were made during the three months ended June 30, 2022.

As of June 30, 2022, there is still approximately $38.0 million available under the 2020 Shelf Registration Statement, and $37.6 million available under the Equity Line Purchase Agreement, to raise additional capital.

Sale of Cinematic Equipment

On March 17, 2021, the Company entered into two separate agreements (the “AMC Equipment Purcahse Agreements”) for the sale of cinematic equipment to American Multi-Cinema, Inc. (“AMC”). The agreement included the sale in tranches of a total of 2,369 cinematic projectors starting in March 2021 throughout January 2023 for a total cash consideration of $10.8 million. As of June 30, 2022, the Company recognized revenue for $10.3 million. A portion of the total proceeds was utilized to pay off the remaining Prospect note payable.

Equity Investment in a Related Party

On February 14, 2020, the Company acquired an approximately 11.5% interest in A Metaverse Company (“Metaverse”), a leading publicly traded Chinese entertainment company, formerly Starrise Media Holdings Limited, whose ordinary shares are listed on the Stock Exchange of Hong Kong. The Company acquired such interest as a strategic investment and in a private transaction from a shareholder of Metaverse that is related to our major shareholder. Our major shareholder also maintains a significant beneficial interest ownership in Metaverse. Upon consummation of the transaction on February 14, 2020, the Company recorded an initial investment of approximately $25.1 million, which is the fair market value of the Metaverse shares on the transaction date on the Stock Exchange of Hong Kong, in exchange for the Company’s common stock of $11.2 million, valued as of the date of the issuance of the Common Stock of the Company. The difference in value of shares received in Metaverse and shares issued by the Company is deemed as contributed capital and recorded in additional paid-in capital.

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

On April 1, 2022, trading of Metaverse’s ordinary shares was halted on the Hong Kong Stock Exchange. This investment was previously a level 1 investment as the shares were being actively traded in a marketplace, but with the trading of the shares being halted the Company needed to reassess the fair value level of the investment. Without an active market where the shares are being traded, the investment no longer qualifies as a level 1. As of June 30, 2022, Metaverse’s stock valuation is based on a evaluated offer received from an independent third party to purchase our shares and trending assessment of market pricing and is categorized as Level 3 based on unobservable inputs.  As the value of the investment in Metaverse is being determined by an offer to purchase the shares from an independent third party, the value of the investment may need to be reduced or fully written off should the offer be rescinded.

We believe the combination of: (i) our cash and cash equivalent balances at June 30, 2022 and (ii) expected cash flow from operations will be sufficient for our operations and capital needs, for at least twelve months from the filing of this report. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

Our significant accounting policies are discussed in Note 2 – Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this Quarterly Report on Form 10-Q. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our board of directors.

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

During the three months ended June 30, 2022 and 2021, no impairment charge was recorded to intangible assets.

Investment in Metaverse

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

During the three months ended June 30, 2022 and 2021, the company recorded a charge   of $1,256   and ($334) in the company’s investment in Metaverse.

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

Cinema Equipment Business

Our Cinema Equipment Business consists of financing vehicles and administrators for 434 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 648 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

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

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we typically pursue the sale of the Systems to such exhibitors. Cinedigm recognizes revenue once the customer takes possession of the Systems and Cinedigm received the sale proceeds. Such sales were originally contemplated as the conclusion of the digital cinema deployment plan. Total system revenue was $1.2 million and $5.6 million, during the three months ended June 30, 2022 and 2021, respectively. Revenues earned in connection with up front exhibitor contributions are deferred and recognized over the expected cost recoupment period.

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

The Cinema Equipment Business earns an administrative fee of approximately 5% of VPFs collected and, in addition, earns an incentive service fee equal to 2.5% of the VPFs earned by Phase 1 DC. This administrative fee is related to the collection and remittance of the VPFs and the performance obligation is satisfied at that time the related VPF fees are due which is at the time the movies are displayed on screens utilizing our Systems installed in movie theatres. The service fees are recognized as a point in time revenue when the corresponding VPF fees are due from the movie studios and distributors.

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

The ending deferred revenue balance, including current and non-current balances, as of June 30, 2022 was $0.4 million. For the three months ended June 30, 2022, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

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

Results of Operations for the Fiscal Three Months Ended June 30, 2022 and 2021

Revenues

	For the Three Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Cinema Equipment Business	$1,427	$6,231	$(4,804)	(77)%
Content & Entertainment Business	12,163	8,784	3,379	38%
	$13,590	$15,015	$(1,425)	(9)%

Revenues generated by our Cinema Equipment Business segment decreased as a result of the lower system revenue and eligible VPF systems. Total system revenue recognized was $1.2 million and $5.6 million, during the quarter ended June 30, 2022 and 2021, respectively.  An increase in Blockbuster content released during the period ending June 30, 2022 showed a return to pre-pandemic results; however, this was offset by an 80%   decrease in eligible VPF systems for the same period last year. Revenue in the Content & Entertainment Business segment increased by 38% for the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021. The increase is consistent with the addition of seven new streaming channels related to Bloody Disgusting and DMR business acquisitions and four managed channel additions of The Country Network, Real Madrid TV, El Rey and The Only Way is Essex as well as an increase in the number of advertising partners

Direct Operating Expenses

	For the Three Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Cinema Equipment Business	$144	$257	$(113)	(44)%
Content & Entertainment Business	7,212	4,374	2,838	65%
	$7,356	$4,631	$2,725	59%

The decrease in direct operating expenses in the quarter ended June 30, 2022 for the Cinema Equipment Business compared to the prior period was primarily due to a decrease in property taxes as a result of system sales. The increase in direct operating expenses in the three months ended June 30, 2022 for the Content & Entertainment Business compared to the prior year was primarily due to $0.2   million higher license and royalty costs, $0.3 million increase related to DVD manufacturing and fulfillment, $0.7   million higher content and production costs related to continued growth in revenue and distribution, $0.3   million higher personnel and contractors, and $0.2   million related to the film restoration, conversion and website content production costs. Additionally, $0.8   million in Software as a service (“SaaS”) expense resulted from the DMR acquisition was realized during the three months ended June 30, 2022.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Cinema Equipment Business	$1,071	$429	$642	150%
Content & Entertainment Business	3,783	2,818	965	34%
Corporate	4,961	2,796	2,165	77%
	$9,815	$6,043	$3,772	62%

Selling, general and administrative expenses for the quarter ended June 30, 2022 increased by $3.7 million primarily due to $2.2   million increase in personnel costs from the acquisitions of Screambox, DMR and Bloody Disguising, $0.7   million in legal expenses primarily related to a legal settlement  , and $0.5   million in professional consulting services.

Recovery of Doubtful Accounts

Recovery of doubtful accounts was $3   thousand and $0.1   million for the fiscal three months ended June 30, 2022 and 2021, respectively.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Cinema Equipment Business	$117	507	(390)	(77)%
Content & Entertainment Business	138	143	(5)	(3)%
Corporate	1	(1)	2	(200)%
	$256	$649	$(393)	(61)%

Depreciation and amortization expense decreased in our Cinema Equipment Business Segment as the majority of our digital cinema projection systems reached the conclusion of their ten-year useful lives during the quarter ended June 30, 2022 and 2021

Amortization of intangible assets

	For the Three Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Content & Entertainment Business	637	845	(208)	(25)%
Corporate	107	1	106	10600%
	$744	$846	$(102)	(12)%

Corporate and Content & Entertainment Business amortization expense on intangible assets is $111 thousand lower due Customer Contracts asset being fully amortized, saving $0.4   million, partially offset by $0.2   million higher amortization expense related to the DMR acquisition and Cinedigm India.

Interest expense, net

	For the Three Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Cinema Equipment Business	$-	$133	$(133)	(100)%
Content & Entertainment Business	-	-	-	-%
Corporate	133	11	122	1109%
	$133	$144	$(11)	(8)%

Interest expense in our Corporate segment increased as a result of deferred and earnout consideration accretion related to the acquisition of Bloody Disgusting, FoundationTV and DMR.

Changes in fair value in Metaverse

On April 1, 2022, trading of Metaverse’s ordinary shares was halted on the Hong Kong Stock Exchange. This investment was previously a level 1 investment as the shares were being actively traded in a marketplace, but with the trading of the shares being halted the Company needed to reassess the fair value level of the investment. Without an active market where the shares are being traded, the investment no longer qualifies as a level 1. As of June 30, 2022, Metaverse’s stock valuation is based on an evaluated offer received from an independent third party to purchase our shares and trending assessment of market pricing and is categorized as Level 3 based on unobservable inputs.

Income Tax Benefit

We recorded income tax expense of $0   for the three months ended June 30, 2022. We recorded an income tax benefit of approximately $63 thousand for the three months ended June 30, 2021.

Our effective tax rate for the three months ended June 30, 2022 and 2021 was zero and negative 1.2%, respectively.

Net Income/Loss attributable to common shareholders

	For the Three Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Cinema Equipment Business	$137	$4,771	$(4,634)	(97)%
Content & Entertainment Business	(2,380)	(108)	(2,272)	(2104)%
Corporate	(3,850)	435	(4,285)	(985)%
	$(6,093)	$5,098	$(11,191)	(220)%

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Consolidated Adjusted EBITDA (including the results of Cinema Equipment Business segment) for the three months ended June 30, 2022 decreased by $7.7 million compared to the three months ended June 30, 2021. Adjusted EBITDA from our Cinema Equipment Business segment decreased primarily due to a decrease in systems sales and eligible VPF systems. Adjusted EBITDA from the Content & Entertainment Business and Corporate decreased by $2.3 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due to an increase of $2.8 million in direct operating expense and $3.1 million higher selling, general and administrative expenses, versus previous year despite a $3.4 million increase in Streaming digital revenue, adding channels, and acquisitions, and $0.4 million  in one-time acquisition cost adjustments.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	For the Three Months Ended June 30,
($ in thousands)	2022	2021
Net income (loss)	$(5,987)	$5,194
Add Back:
Income tax (income) expense	-	(63)
Depreciation and amortization of property and equipment	256	649
Amortization of intangible assets	744	847
(Gain) Loss on extinguishment of note payable	-	(2,178)
Interest expense, net	133	144
Intangible impairment	-	-
Change in fair value on equity investment in Metaverse	1,256	(334)
Other expense, net	396	173
Recovery of doubtful accounts	3	71
Stock-based compensation and expenses	980	983
Net income (loss) attributable to noncontrolling interest	(18)	(7)
Adjusted EBITDA	$(2,237)	$5,479

Adjustments related to the Cinema Equipment Business
Depreciation and amortization of property and equipment	(117)	$(507)
Amortization of intangible assets	-	-
Stock-based compensation and expenses	-	-
Other expense	(11)	(11)
Recovery of doubtful accounts	(3)	(27)
Income from operations	11	(4,912)
Adjusted (negative EBITDA) from Content & Entertainment Business and Corporate	$(2,357)	$22

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included herein.

Cash flow

Changes in our cash flows were as follows:

	For the Three Months Ended June 30,
($ in thousands)	2022	2021
Net cash (used in) provided by operating activities	$(1,198)	$3,621
Net cash used in investing activities	(61)	(791)
Net cash used in financing activities	(284)	(6,324)
Net decrease in cash and cash equivalents	$(1,543)	$(3,494)

As of June 30, 2022, we had cash and cash equivalents balances of $11.5 million.

As of June 30, 2021, we had cash, cash equivalents, and restricted cash balances of $14.4 million.

For the three months ended June 30, 2022, net cash provided by operating activities is primarily driven by income from operations, excluding non-cash expenses such as depreciation, amortization, recovery for doubtful accounts and stock-based compensation, gain on extinguishment of note payable, including other changes in working capital. Additionally, during the three months ended June 30, 2022, the Company increased accounts payable by $5.4 million to vendors. Accounts receivable increased due to growth in streaming and acquisitions of Bloody Disgusting, Screambox and DMR. Cash received from VPFs decreased from the previous period in alignment with the decrease in eligible VPF systems. Changes in accounts receivable from our studio customers largely impact cash flows from operating activities and vary based on the seasonality of movie release schedules by the major studios. Operating cash flows from CEG are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and seasonally lower in the other two quarters. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients for which initial expenditures are generally recovered within six to twelve months.

For the three months ended June 30, 2021, net cash provided by operating activities is primarily driven by income from operations, excluding non-cash expenses such as depreciation, amortization, provision for doubtful accounts and stock-based compensation, including other changes in working capital. Additionally, during the three months ended June 30, 2021, the Company paid down $8.1 million to vendors at both CEG and Corporate. Cash received from VPFs declined from the previous period as Phase I Deployment Systems in our Cinema Equipment Business reached the conclusion of their deployment payment periods with certain major studios. Changes in accounts receivable from our studio customers largely impact cash flows from operating activities and vary based on the seasonality of movie release schedules by the major studios. This was further impacted by the decrease in eligible VPF systems. Because our digital cinema business earns a VPF when a movie is first played on a system, the reduction of eligible VPF systems resulted in reduced revenues. Operating cash flows from CEG are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the other two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients for which initial expenditures are generally recovered within six to twelve months. For the three months ended June 30, 2022 revenues from the sale of digital projections Systems was $1.2 million.

For the three months ended June 30, 2022, cash flows used in investing activities consisted of purchases of property and equipment of $0.1 million.

For the three months ended June 30, 2021, cash flows used in investing activities consisted of purchases of property and equipment of $40 thousand and the purchase of a business of $1.0 million related to the business combination for FoundationTV.

For the three months ended June 30, 2022, cash flows provided by financing activities consisted of payments of approximately $0.3 million in notes payable.

For the three months ended June 30, 2021, cash flows used in financing activities consisted of payments of approximately $4.8 million in notes payable and $1.6 million in Credit Facility repayments.

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2022:

	Payments Due
Contractual Obligations (in thousands)	Total	2023	2024 & 2025	2026 & 2027	Thereafter
Operating lease obligations	$682	$193	$489	$—	$—

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

Seasonality

Revenues from our Cinema Equipment Business derived from the collection of VPFs from motion picture studios are seasonal, coinciding with the timing of releases of movies by the motion picture studios. Generally, motion picture studios release the most marketable movies during the summer and the winter holiday season. The unexpected emergence of a hit movie during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. While CEG benefits from the winter holiday season, we believe the seasonality of motion picture exhibition, is becoming less pronounced as the motion picture studios are releasing movies somewhat more evenly throughout the year.

Off-balance sheet arrangements

We are not a party to any off-balance sheet arrangements other than as discussed in Note 2 – Summary of Significant Accounting Policies, Basis of Presentation and Consolidation and Note 3 - Other Interests to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1 of this Quarterly Report on Form 10-Q, we hold a 100% equity interest in CDF2 Holdings, which is an unconsolidated variable interest entity (“VIE”), which wholly owns Cinedigm Digital Funding 2, LLC; however, we are not the primary beneficiary of the VIE.

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

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Operating Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in the Exchange Act), as of June 30, 2022. Based on such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures due to the material weaknesses identified in our internal control over financial reporting as of June 30, 2022.

Previously Reported Material Weakness on Internal Control Over Financial Reporting

In the 2022 Form 10-K, filed with the SEC on July 1, 2022, management concluded that our internal control over financial reporting was not effective as of March 31, 2022. In the evaluation, management identified material weaknesses in internal controls related to our financial close and reporting process and information and communication controls. Management also concluded that we did not have a sufficient complement of corporate personnel with appropriate levels of accounting and controls knowledge and experience commensurate with our financial reporting requirements to appropriately analyze, record and disclose accounting matters completely and accurately. As a result of this evaluation, management extensively used outside consultants who possessed the appropriate levels of accounting and controls knowledge.

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

Changes in Internal Control Over Financial Reporting

There have been no changes, other than our remediation efforts discussed above, in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

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

CINEDIGM CORP.

Date: August 15, 2022	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ John K. Canning
John K. Canning Chief Financial Officer (Principal Financial Officer)