Form 10-Q
period 2022-09-30
Cinedigm Corp.
filed 2022-11-14
CIK 1173204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: September 30, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-31810

Cinedigm Corp.

(Exact name of registrant as specified in its charter)

Delaware	22-3720962
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

244 Fifth Avenue, Suite M289, New York, N.Y.	10001
(Address of principal executive offices)	(Zip Code)

(212) 206-8600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
CLASS A COMMON STOCK, PAR VALUE $0.001 PER SHARE	CIDM	NASDAQ CAPITAL MARKET

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

As of November 10, 2022, 178,184,058   shares of Class A Common Stock, $0.001 par value, were outstanding.

CINEDIGM CORP.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CINEDIGM CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	September 30, 2022	March 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$9,676	$13,062
Accounts receivable, net of allowance of $2,726 and $2,921, respectively	24,939	30,843
Inventory	157	116
Unbilled revenue	2,647	2,349
Prepaid and other current assets	8,080	5,793

Total current assets	45,499	52,163
Equity investment in A Metaverse Company, a related party, at fair value	5,200	7,028
Property and equipment, net	1,756	1,980
Operating lease right-of use assets, net	612	749
Intangible assets, net	18,554	20,034
Goodwill	21,025	21,084
Other long-term assets	1,610	1,598
Total assets	$94,256	$104,636
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$47,268	$52,025
Line of credit, including unamortized debt issuance costs of $165 and $0, respectively (see Note 5)	3,622	-
Current portion of deferred consideration on purchase of business	3,523	3,432
Current portion of earnout consideration on purchase of business	741	1,081
Operating lease liabilities	127	258
Deferred revenue	270	196

Total current liabilities	55,551	56,992
Deferred consideration on purchase – net of current portion	5,615	5,600
Earnout consideration on purchase – net of current portion	651	603
Operating lease liabilities, net of current portion	489	491
Other long-term liabilities	74	-

Total liabilities	62,380	63,686
Commitments and contingencies (see Note 6)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and 7 shares outstanding at September 30, 2022 and March 31, 2022. Liquidation preference of $3,648	3,559	3,559
Common stock, $0.001 par value; Class A stock 275,000,000 and 275,000,000 shares authorized at September 30, 2022 and March 31, 2022, respectively, 179,316,947 and 176,629,435 shares issued and 178,001,096 and 175,313,584 shares outstanding at September 30, 2022 and March 31, 2022, respectively	176	174
Additional paid-in capital	525,657	522,601
Treasury stock, at cost; 1,315,851 and 1,315,851 Class A common shares at September 30, 2022 and March 31, 2022, respectively	(11,608)	(11,608)
Accumulated deficit	(484,155)	(472,310)
Accumulated other comprehensive loss	(477)	(163)
Total stockholders’ equity of Cinedigm Corp.	33,152	42,253
Deficit attributable to noncontrolling interest	(1,276)	(1,303)
Total equity	31,876	40,950
Total liabilities and equity	$94,256	$104,636

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except for share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenues	$14,006	$10,103	$27,596	$25,118
Costs and expenses:
Direct operating (excludes depreciation and amortization shown below)	8,092	3,333	15,448	7,964
Selling, general and administrative	9,597	7,159	19,412	13,202
Provision (recovery) for doubtful accounts	44	(111)	47	(40)
Depreciation and amortization of property and equipment	248	440	504	1,089
Amortization of intangible assets	736	696	1,480	1,543
Total operating expenses	18,717	11,517	36,891	23,758
Income (loss) from operations	(4,711)	(1,414)	(9,295)	1,360
Interest expense, net	(380)	(36)	(513)	(180)
Gain on forgiveness of PPP loan	-	-		2,178
Change in fair value of equity investment in Metaverse, a related party	(572)	666	(1,828)	1,000
Other (income) expense, net	8	102	(6)	91
Income (loss) before income taxes	(5,655)	(682)	(11,642)	4,449
Income tax benefit (expense)	-	487	-	550
Net income (loss)	(5,655)	(195)	(11,642)	4,999
Net (income) loss attributable to noncontrolling interest	(9)	11	(27)	4
Net income (loss) attributable to controlling interests	(5,664)	(184)	(11,669)	5,003
Preferred stock dividends	(88)	(89)	(176)	(178)
Net income (loss) attributable to common stockholders	$(5,752)	$(273)	$(11,845)	$4,825
Net income (loss) per Class A common stock attributable to common stockholders - basic:	$(0.03)	$(0.00)	$(0.07)	$0.03
Weighted average number of Class A common stock outstanding: basic	176,895,367	168,275,139	176,161,924	167,524,744
Net income (loss) per Class A common stock attributable to common stockholders - diluted:	$(0.03)	$(0.00)	$(0.07)	$0.03
Weighted average number of Class A common stock outstanding: diluted	176,895,367	168,275,139	176,161,924	170,743,885

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(5,655)	$(195)	$(11,642)	$4,999
Other comprehensive (loss) income: foreign exchange translation	(362)	35	(314)	(19)
Comprehensive income (loss)	(6,017)	(160)	(11,956)	4,980
Less: comprehensive income (loss) attributable to noncontrolling interest	(9)	11	(27)	4
Comprehensive income (loss) attributable to controlling interests	$(6,026)	$(149)	$(11,983)	$4,984

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

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

See accompanying & Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except share data)

	Series A Preferred Stock		Class A Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity	Non-Controlling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)	Interest	(Deficit)
Balances as of March 31, 2022	7	$3,559	175,313,584	$174	1,315,851	$(11,608)	$522,601	$(472,310)	$(163)	$42,253	$(1,303)	$40,950
Foreign exchange translation	—	—	—	—	—	—	—	—	48	48	—	48
Stock-based compensation	—	—	—	—	—	—	980	—	—	980	—	980
Preferred stock dividends paid with common stock	—	—	108,024	—	—	—	88	—	—	88	—	88
Preferred stock dividends accrued	—	—	—	—	—	—	—	(88)	—	(88)	—	(88)
Net income (loss)	—	—	—	—	—	—	—	(6,005)	—	(6,005)	18	(5,987)
Balances as of June 30, 2022	7	$3,559	175,421,608	$174	1,315,851	$(11,608)	$523,669	$(478,403)	$(115)	$37,276	$(1,285)	$35,991
Foreign exchange translation	—	—							(362)	(362)		(362)
Stock-based compensation	—	—					791			791		791
Preferred stock dividends paid with common stock	—	—	178,572				88			88		88
Issuance of common stock in connection with performance stock units and annual incentive awards, net of employee payroll taxes	—	—	2,066,879	2			871			873		873
Issuance of common stock for BD Earnout commitment	—	—	334,037				238			238		238
Preferred stock dividends accrued	—	—						(88)		(88)		(88)
Net income (loss)	—	—						(5,664)		(5,664)	9	(5,655)
Balances as of September 30, 2022	7	$3,559	178,001,096	$176	1,315,851	$(11,608)	$525,657	$(484,155)	$(477)	$33,152	$(1,276)	$31,876

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(11,642)	$4,999
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment and amortization of intangible assets	1,984	2,632
Changes in fair value of equity investment in Metaverse	1,828	(1,000)
Gain from forgiveness of PPP loan	-	(2,178)
Impairment of advances	614	399
Provision for doubtful accounts	47	(40)
Amortization of debt issuance costs included in interest expense	12	-
Stock-based compensation, inclusive of $551 withheld for employee payroll taxes for shares not issued	3,198	1,929
Interest expense for deferred consideration	391	-
Interest expense for earnout consideration	104	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,857	(2,887)
Inventory	(41)	44
Unbilled revenue	(298)	(697)
Prepaids and other current assets, and other long-term assets	(2,913)	961
Accounts payable, accrued expenses, and other liabilities	(5,494)	5,953
Deferred revenue	74	(757)
Net cash (used in) provided by operating activities	(6,279)	9,358
Cash flows from investing activities:
Purchases of property and equipment	(274)	(81)
Purchase of businesses	-	(4,750)
Sale of equity investment in Metaverse	-	11
Net cash used in investing activities	(274)	(4,820)
Cash flows from financing activities:
Payments of notes payable	(443)	(7,786)
Proceeds (payments) from line of credit, net of debt issuance cost	3,610	(1,956)
Net cash provided by (used in) financing activities	3,167	(9,742)
Net change in cash and cash equivalents	(3,386)	(5,204)
Cash and cash equivalents at beginning of period	13,062	17,849
Cash and cash equivalents at end of period	$9,676	$12,645

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND LIQUIDITY

Cinedigm Corp. (“Cinedigm,” the “Company,” “we,” “us,” or similar pronouns) was incorporated in Delaware on March 31, 2000. We are (i) a distributor and aggregator of independent movie, television and other short form content managing a library of distribution rights to thousands of titles and episodes released across digital, physical, theatrical, home and mobile entertainment platforms (“Streaming”) and (ii) a servicer of digital cinema assets for movie screens in both North America and several international countries.

We report our financial results in two primary segments as follows: (1) cinema equipment business and (2) content and entertainment business (“Content & Entertainment”). The cinema equipment business segment consists of the non-recourse, financing vehicles and administrators for our digital cinema equipment (the “Systems”) installed in movie theatres throughout North America. It also provides fee-based support to music and movie screens as well as directly to exhibitors and other third-party customers in the form of monitoring, billing, collection and verification services. Our Content & Entertainment segment operates in: (1) ancillary market aggregation and distribution of entertainment content and (2) branded and curated over-the-top (“OTT”) digital network business providing entertainment channels and applications.

Risks and Uncertainties

The COVID-19 pandemic and related economic repercussions created significant volatility and uncertainty impacting the Company’s results for the period. As part of our Content & Entertainment business, the Company sells DVDs and Blu-ray discs at brick-and-mortar stores. The COVID-19 pandemic and the related economic impact are likely to result in sustained volatility and uncertainty, which could have an adverse effect on our business, financial condition and results of operations.

Liquidity

We have incurred net losses historically and have net loss of $11.6 million for the six months ended September 30, 2022. We also have an accumulated deficit of $484.2 million and negative working capital of $10.1 million as of September 30, 2022. Net cash used in operating activities for the six months ended September 30, 2022 was $6.3 million. We may continue to generate net losses for the foreseeable future.

We believe the combination of: (i) our cash and cash equivalent balances at September 30, 2022 and (ii) expected cash flow from operations, will be sufficient for our operations and capital needs, for at least twelve months from the filing of this report. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the accrual of digital revenue, accounts receivable reserves, return reserves, inventory reserves, recovery of advances, assessment of goodwill impairment, intangible asset impairment and estimated amortization lives, fair value for asset acquisitions and business combinations, valuation allowances for income taxes and stock based compensation awards. Actual results could differ from these estimates.

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

Cash and cash equivalents consisted of the following:

	As of
(in thousands)	September 30, 2022	March 31, 2022
Cash and Cash Equivalents	$9,676	$13,062

EQUITY INVESTMENT IN A METAVERSE COMPANY, A RELATED PARTY

On February 14, 2020, the Company acquired an approximately 11.5% interest in A Metaverse Company (“Metaverse”), a leading publicly traded Chinese entertainment company, formerly Starrise Media Holdings Limited, whose ordinary shares are listed on the Stock Exchange of Hong Kong. The Company acquired such interest as a strategic investment and in a private transaction from a shareholder of Metaverse that is related to our major shareholder. Our major shareholder also maintains a significant beneficial interest ownership in Metaverse. Upon consummation of the transaction on February 14, 2020, the Company recorded an initial investment of approximately $25.1 million, which is the fair market value of the Metaverse shares on the transaction date on the Stock Exchange of Hong Kong, in exchange for the Company’s Class A common stock, par value of $0.001 per share (the “Common Stock”) of $11.2 million, valued as of the date of the issuance of the Common Stock of the Company. The difference in value of shares received in Metaverse and shares issued by the Company is deemed as contributed capital and recorded in additional paid-in capital.

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

On April 1, 2022, trading of Metaverse’s ordinary shares was halted on the Hong Kong Stock Exchange. This investment was previously a Level 1 investment as the shares were being actively traded in a marketplace. The investment is recorded at fair value as a Level 3 as there is not an active market or observable inputs. As of September 30, 2022, Metaverse’s stock valuation is based on an independent valuation based on the market approach is categorized as Level 3 based on unobservable inputs.

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

ADVANCES

Advances, which are recorded within prepaid and other current assets on the consolidated balance sheets, represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record impairment charges for amounts that we expect may not be recoverable as of the consolidated balance sheet date. Impairments related to advances were $0.6 million and $0.2 million, for the three months ended September 30, 2022 and 2021, respectively. Impairments related to advances were $0.6 million and $0.4 million, for the six months ended September 30, 2022 and 2021, respectively.

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

IMPAIRMENT OF LONG-LIVED AND FINITE-LIVED ASSETS

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the three and six months ended September 30, 2022 and 2021, no impairment charge was recorded from operations for long-lived assets or finite-lived assets.

INTANGIBLE ASSETS

Intangible assets are stated at cost less accumulated amortization. For intangible assets that have finite lives, the assets are amortized using the straight-line method over the estimated useful lives of the related assets. For intangible assets with indefinite lives, the assets are tested annually for impairment or sooner if a triggering event occurs. During the three and six months ended September 30, 2022 and 2021, no impairment charge was recorded for intangible assets. During the three months ended September 30, 2022 and 2021, the Company had an amortization expense of $0.7 million and $0.7 million, respectively. During the six months ended September 30, 2022 and 2021, the Company had an amortization expense of $1.5 million and $1.5 million, respectively.

Amortization lives of the respective assets as follows:

Trademark	3 years
Content Library	3 – 20 years
Customer Relationships	5 – 13 years
Tradename	2 – 15 years
Supplier Agreements	2 years
Advertiser relationships and Channel	3-13 years
Software	10 years

The Company’s intangible assets included the following on September 30, 2022:

	Cost Basis	Accumulated Amortization	Impairment	Net
Trademark	$1,925	$(1,076)	$-	$849
Content Library	23,685	(20,938)	-	2,747
Customer Relationships	10,658	(7,455)	(1,968)	1,235
Tradename	2,101	(714)	-	1,387
Theatre Relationship	550	(550)	-	-
Patents	17	(17)	-	-
Supplier Agreements	11,430	(11,415)	-	15
Advertiser relationships and Channel	10,081	(560)	-	9,521
Software	3,200	(400)	-	2,800
Total Intangible Assets	$63,647	$(43,125)	$(1,968)	$18,554

The Company’s intangible assets included the following on March 31, 2022:

	Cost Basis	Accumulated Amortization	Impairment	Net
Trademark	$1,925	$(776)	$-	1,149
Content Library	23,685	(20,665)	-	3,020
Customer Relationships	10,658	(7,327)	(1,968)	1,363
Tradename	2,101	(525)	-	1,576
Theatre Relationship	550	(550)	-	-
Patents	17	(17)	-	-
Supplier Agreements	11,430	(11,384)	-	46
Advertiser relationships and Channel	10,081	(161)	-	9,920
Software	3,200	(240)	-	2,960
Total Intangible Assets	$63,647	$(41,645)	$(1,968)	20,034

Below is the amortization expense per year for the intangible assets:

Total
2023	$1,811
2024	3,048
2025	1,796
2026	1,489
2027	1,269
Thereafter	9,141
Total	$18,554

FAIR VALUE MEASUREMENTS

The fair value measurement disclosures are grouped into three levels based on valuation factors:

●	Level 1 – quoted prices in active markets for identical investments

●	Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)

●	Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

The equity investment in Metaverse is in Hong Kong dollars and was translated into US dollars as of September 30, 2022 and March 31, 2022 at an exchange rate of 7.8 and 7.8 Hong Kong Dollars to 1 US Dollar, respectively. The fair value of this equity investment was measured by the quoted market price of Metaverse on the Stock Exchange of Hong Kong as of March 31, 2022. On April 1, 2022, trading of Metaverse’s ordinary shares was halted on the Hong Kong Stock Exchange and as of September 30, 2022, Metaverse’s stock valuation is based on an independent valuation based on the market approach and is categorized as Level 3 based on unobservable inputs. The Company estimated the fair value based on the market approach based on the last known enterprise value adjusting for trends in value from comparable companies. The adjustment to fair value of this investment resulted in a loss of $1.8 million and gain of $1.0 million for the six months ended September 30, 2022 and 2021, respectively. As the value of the investment in Metaverse is determined based on unobservable inputs, company and industry fluctuations, as well as general economic, political, regulatory and market conditions such as recessions, interest rate changes or international currency fluctuations, changes to these assumptions may have a significant impact on the fair value of our investment in Metaverse.

The following tables summarize the levels of fair value measurements of our financial assets and liabilities as of September 30, 2022 and March 31, 2022:

As of September 30, 2022

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investment in Metaverse, at fair value	$—	$—	$5,200	$5,200
	$—	$—	$5,200	$5,200

Liabilities:
Current portion of earnout consideration on purchase of a business	$—	$—	$741	$741
Long term portion of earnout consideration on purchase of a business	—	—	651	651
	$—	$—	$1,392	$1,392

As of March 31, 2022

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investment in Metaverse, at fair value	$7,028	$—	$—	$7,028
	$7,028	$—	$—	$7,028

Liabilities:
Current portion of earnout consideration on purchase of a business	$—	$—	$1,081	$1,081
Long term portion of earnout consideration on purchase of a business	—	—	603	603
	$—	$—	$1,684	$1,684

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

No goodwill impairment charge was recorded in the three and six months ended September 30, 2022 and 2021. During the six months ended September 30, 2022, the Company recorded a $59 thousand reduction in goodwill as a result from working capital true-up related to DMR.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of
(In thousands)	September 30, 2022	March 31, 2022
Accounts payable	$28,262	$34,177
Amounts due to producers	9,314	10,430
Accrued compensation and benefits	5,291	3,507
Accrued other expenses	4,401	3,911
Total accounts payable and accrued expenses	$47,268	$52,025

PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	As of
(In thousands)	September 30, 2022	March 31, 2022
Other receivables	$1,004	$826
Advances	3,587	2,117
Due from producers	2,340	1,861
Other prepaid expenses	1,149	989
Total prepaid and other current assets	$8,080	$5,793

Prepaid and other assets increased by $2.3 million primarily related to a $1.5 million increase in advances paid to Hallmark and digital streaming TV partners and a $0.5 increase in distribution related expenses to be reimbursed by the licensors.

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

Seasonality

Revenues from our Cinema Equipment Business derived from the collection of VPFs from motion picture studios are seasonal, coinciding with the timing of releases of movies by the motion picture studios. Generally, motion picture studios release the most marketable movies during the summer and the winter holiday season. The unexpected emergence of a hit movie during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. While Content Entertainment & Business benefits from the winter holiday season, we believe the seasonality of motion picture exhibition is becoming less pronounced as the motion picture studios are releasing movies somewhat more evenly throughout the year.

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

The Cinema Equipment Business also provides monitoring, data collection, serial data verification and management services to this segment, as well as to exhibitors who purchase their own equipment, in order to collect virtual print fees (“VPFs”) from distributors and Alternative Content Fees (“ACFs”) from alternative content providers, and to distribute those fees to theatrical exhibitors (collectively, “Services”).

VPFs are earned, net of administrative fees, pursuant to contracts with distributors, whereby amounts are payable by a distributor to Phase I Deployment and to Phase II Deployment when distributor's movies are displayed on screens utilizing our Systems installed in movie theatres. VPFs are earned and payable to us with respect to Phase I Deployment based on a defined fee schedule until the end of the VPF term. One VPF is payable for every digital title initially displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period the title first plays for general audience viewing in a digital projector equipped movie theatre. The Phase 1 Deployment’s and Phase 2 Deployments performance obligations for revenue recognition are met at this time.

Phase II Deployment’s agreements with distributors require the payment of VPFs, according to a defined fee schedule, for ten years from the date each system is installed; however, Phase II Deployment may no longer collect VPFs once “cost recoupment,” as defined in the contracts with distributors, is achieved. Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by Phase II Deployment have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, and including service fees, subject to maximum agreed upon amounts during the three-year rollout period and thereafter. The Company evaluated the constraining estimates related to the variable consideration, that it is not probable to conclude at this point in time that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

The Cinema Equipment Business earns an administrative fee of approximately 5% of VPFs collected and, in addition, earns an incentive service fee equal to 2.5% of the VPFs earned by Phase 1 DC. This administrative fee is related to the collection and remittance of the VPF’s and the performance obligation is satisfied at that time the related VPF fees are due which is at the time the movies are displayed on screens utilizing our Systems installed in movie theatres. The service fees are recognized as a point in time revenue when the corresponding VPF fees are due from the distributors.

A limited number of systems from our Phase I deployment remain eligible for VPFs from certain distributors where Phase I exhibitors have renewed their term on an annual basis. We continue to pursue system sales for these remaining exhibitors. Our Phase II deployment currently consists of a limited number of exhibitors who purchased their own systems and have not yet reached recoupment or the end of their contractual term. We continue to administer VPFs for these limited systems from certain distributors.

Content & Entertainment Business

Content & Entertainment Business earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, video on demand (“VOD” or “OTT Streaming and Digital”), and physical goods (e.g., DVDs and Blu-ray Discs) (“Physical Revenue” or “Base Distribution Business”). Fees earned are typically a percentage based on the net amounts received from our customers. Depending upon the nature of the agreements with the platform and content providers, the fee rate that we earn varies. The Company’s performance obligations include the delivery of content for transactional, subscription and ad supported/free ad-supported streaming TV (“FAST”) on the digital platforms, and shipment of DVDs and Blu-ray Discs. Revenue is recognized at the point in time when the content is available for subscription on the digital platform (the company’s digital content is considered functional IP), at the time of shipment for physical goods, or point-of-sale for transactional and VOD services as the control over the content or the physical title is transferred to the customer. The Company considers the delivery of content through various distribution channels to be a single performance obligation. Physical revenue from the sale of physical goods is recognized after deducting the reserves for sales returns and other allowances, which are accounted for as variable consideration.

Reserves for potential sales returns of physical goods and other allowances are recorded based upon historical experience. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required.

Content & Entertainment Business also has contracts for the theatrical distribution of third party feature movies and alternative content. Content & Entertainment Business’s distribution fee revenue and Content & Entertainment Business’s participation in box office receipts are recognized at the time a feature movie and alternative content are viewed. Content & Entertainment Business has the right to receive or bill a portion of the theatrical distribution fee in advance of the exhibition date, and therefore such amount is recorded as a receivable at the time of execution, and all related distribution revenue is deferred until the third party feature movies’ or alternative content’s theatrical release date.

The Company follows the five-step model established by ASC 606 when preparing its assessment of revenue recognition

We have omitted disclosure on the transaction price allocated to remaining performance obligations and estimated timing of revenue recognition as our contracts with customers that have a duration of more than one year are immaterial.

Principal Agent Considerations

Revenue earned by our Content & Entertainment Business from the delivery of digital content and physical goods may be recognized gross or net depending on the terms of the arrangement. We determine whether revenue should be reported on a gross or net basis based on each revenue stream. Key indicators that we use in evaluating gross versus net treatment include, but are not limited to, the following:

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

Our Content & Entertainment Business recognizes accounts receivable, net of an estimated allowance for product returns and customer chargebacks, at the time that it recognizes revenue from a sale. Reserves for product returns and other allowances is variable consideration as part of the transaction price. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required.

During the three and six months ended September 30, 2021 and 2022, we did not recognize any credit losses or reversals of previously recorded provisions, and did not have any write-offs charged against the allowance.

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

Deferred revenue relating to our Cinema & Equipment Business pertains to revenues earned in connection with up front exhibitor contributions that are deferred and recognized over the expected cost recoupment period. It also includes unamortized balances in connection with activation fees due from the Systems deployments that have extended payment terms.

The ending deferred revenue balance, including current and non-current balances, as of September 30, 2022 was $0.3 million. For the three and six months ended September 30, 2022, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

Revenue recognized as of the six months ended September 30, 2022 and 2021 that was included in deferred revenue at the beginning of the year was $0.2 million and $0.8 million, respectively. Revenue recognized as of the three months ended September 30, 2022 and 2021 that was included in deferred revenue at the beginning of the quarter was $0.4 million and $0.3 million, respectively. We expect to recognize substantially all of the deferred revenue as of September 30, 2022 as revenue in the next three months ending December 31, 2022. During the quarter ended September 30, 2022, $1.7 million of revenue was recognized that was included in the accounts payable balance as constrained variable consideration at the beginning of the year. The Company recognized the revenue related once the uncertainty associated with the variable consideration was resolved.

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

Disaggregation of Revenue

The Company disaggregates revenue into different revenue categories for the Cinema Equipment and Content & Entertainment Businesses. The Cinema Equipment Business revenue categories are: Phase I Deployment revenue, Phase II Deployment revenue, Services, and Digital System Sales, and the Content & Entertainment Business revenue categories are: Base Distribution Business and OTT Streaming and Digital.

The following tables present the Company’s revenue categories for the three and six months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Cinema Equipment Business:
Phase I Deployment	$59	$148	$172	$239
Phase II Deployment	1,710	375	1,710	761
Services	108	486	228	665
Digital System Sales	728	2,244	1,922	7,819
Total Cinema Equipment Business revenue	$2,605	$3,253	$4,032	$9,484

Content & Entertainment Business:
Base Distribution Business	$820	$922	$3,024	$2,700
OTT Streaming and Digital	10,581	5,928	20,540	12,934
Total Content & Entertainment Business revenue	$11,401	$6,850	$23,564	$15,634

Concentrations

For the three months ended September 30, 2022, three customers, Amazon.com, Inc., Distribution Solutions, a division of Alliance Entertainment, and Tubi, represented 35% and 11%, and 10% respectively, of Content & Entertainment Business revenues, and approximately 19%, and 2% and 11%, respectively, of our consolidated revenues. For the six months ended September 30, 2022, three customers, Amazon.com, Inc., Distribution Solutions, a division of Alliance Entertainment, and Tubi, represented 35% and 20%, and 16% respectively, of Content & Entertainment Business revenues, and approximately 15%, and 5% and 9%, respectively, of our consolidated revenues.

For the three months ended September 30, 2021, Amazon.com, Inc. Distribution Solutions, a division of Alliance Entertainment and Tubi, represented 39%, 5% and 12%, respectively, of Content & Entertainment Business revenues and approximately 26%, 3% and 8%, respectively, of our consolidated revenues. For the six months ended September 30, 2021, Amazon.com, Inc. Distribution Solutions, a division of Alliance Entertainment and Roku, Inc., represented 30%, 8% and 12%, respectively, of Content & Entertainment Business revenues and approximately 19%, 5% and 7%, respectively, of our consolidated revenues.

DIRECT OPERATING COSTS

Direct operating costs consist of operating costs such as cost of revenue, fulfillment expenses, shipping costs, property taxes and insurance on Systems, royalty expenses, impairments of advances, and marketing and direct personnel costs.

STOCK-BASED COMPENSATION

The Company issues stock-based awards to employees and non-employees, generally in the form of restricted stock, restricted stock units, stock appreciation rights and performance stock units. The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments, including grants of stock options and restricted stock units and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values. The Company measures the compensation expense of employee and nonemployee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized on a straight-line basis over the period during which the employee and nonemployee is required to provide service in exchange for the award. The fair values of options and stock appreciation rights are calculated as of the date of grant using the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on the trading price of the Company’s stock, historical data, peer company data and judgment regarding future trends and factors. Forfeitures are recognized as they occur.

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

The Company accounts for uncertain tax positions in accordance with an amendment to ASC Topic 740-10, Income Taxes (Accounting for Uncertainty in Income Taxes), which clarified the accounting for uncertainty in tax positions. This amendment provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded. The Company has no uncertain tax positions as of September 30, 2022.

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

We incurred net loss for the three and six months ended September 30, 2022, and therefore the impact of potentially dilutive common shares from outstanding stock options and warrants, totaling 9,664,050 shares as of September 30, 2022, was excluded from the computations of loss per share as their impact would have been anti-dilutive.

We had net income for the six months ended September 30, 2021, and therefore the impact of potentially dilutive common shares from outstanding stock options, stock appreciation rights, and warrants, totaling 3,219,141 shares for the six months ended September 30, 2021, respectively, was included in the computations of diluted earnings per share. For the three months ended September 30, 2021, 11,937,243 potentially dilutive shares have been excluded from the diluted loss per share as their impact would have been antidilutive. We had a net loss for the three months ended September 30, 2021 and therefore no dilution as basic and diluted loss per share are the same for the period. The calculation of diluted net income per share for the six months ended September 30, 2021 does not include the impact of 8,718,102 potentially dilutive shares relating to stock options, stock appreciation rights, and warrants as their impact would have been anti-dilutive as their exercise prices are above the Company’s average Common Stock price during the period.

COMPREHENSIVE LOSS

For the three and six months ended September 30, 2022 and 2021, comprehensive loss consisted of net loss and foreign currency translation adjustments.

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

As of September 30, 2022 and March 31, 2022, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable was $0.4 million and $0.8 million as of September 30, 2022 and March 31, 2022, respectively, which are included in accounts receivable, net on the accompanying consolidated balance sheets.

The accompanying Consolidated Statements of Operations include $0.0 million   and $0.3 million of digital cinema servicing revenue from CDF2 Holdings for the three months ended September 30, 2022 and 2021, respectively. The accompanying Consolidated Statements of Operations include($104) thousand  and $0.2 million of digital cinema servicing revenue from CDF2 Holdings for the six months ended September 30, 2022 and 2021, respectively.

Total Stockholders’ Deficit of CDF2 Holdings at September 30, 2022 and March 31, 2022 was $57.5   million and $55.6 million, respectively. We have no obligation to fund the operating loss or the stockholders’ deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of September 30, 2022 and March 31, 2022 is carried at $0.

Majority Interest in CONtv

We own an 85% interest in CON TV, LLC, a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the Internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets. We evaluated the investment under the voting interest entity (“VOE”) model and determined that the entity should be consolidated as we have a controlling financial interest in the entity through our ownership of outstanding voting shares, and that other equity holders do not have substantive voting, participating or liquidation rights. We recorded net loss attributable to noncontrolling interest in our condensed consolidated statement of operations equal to 11% of outstanding profit interest units retained by the noncontrolling interests.

Investment in Roundtable

On March 15, 2022, the Company entered into a stock purchase agreement with Roundtable Entertainment Holdings, Inc. (“Roundtable”) pursuant to which the Company purchased 500 shares of Roundtable Series A Preferred Stock and warrants to purchase 100 shares of Roundtable Common Stock (together, the “Roundtable Securities”). The Company paid the purchase price for the Roundtable Securities by issuing to Roundtable 316,937 shares of Common Stock is based on the closing price of the Company on the date of the purchase. The Company recorded $0.2 million for the purchase of the Roundtable Securities which is included in other long-term assets on the consolidated balance sheet. The investment in the Roundtable Securities was made in connection with a proposed collaboration with Roundtable regarding production and distribution of streaming content including the launch of high profile branded enthusiast streaming channels. The Roundtable investment was accounted for using the cost method and is included within other long term assets.

4. STOCKHOLDERS’ EQUITY

COMMON STOCK

Authorized Common Stock

As of September 30, 2022 the number of shares of Common Stock authorized for issuance was 275,000,000 shares.

During the three months ended September 30, 2022, the Company issued 2,579,488 shares of Common Stock . This is comprised of 178,572 shares in payment of preferred stock dividends, 2,066,879 shares issued on August 18,2022 in connection with the vesting of grants pursuant to the 2017 Equity Incentive Plan, and 334,037 shares issued in payment of the Bloody Disgusting earnout commitment.

During the six months ended September 30, 2022, the Company issued 2,687,512 shares of Common Stock . This is comprised of 286,596 shares in payment of preferred stock dividends, 2,066,879 shares issued on August 18, 2022 in connection with the vesting of grants pursuant to the 2017 Equity Incentive Plan, and 334,037 shares issued in payment of the Bloody Disgusting earnout commitment.

PREFERRED STOCK

Cumulative dividends in arrears on preferred stock were $0.1 million and $0.2 million as of September 30, 2022 and 2021, respectively. In May and July 2022 and 2021, we paid preferred stock dividends in arrears in the form of 286,596 and 53,278 shares of Common Stock, respectively.

TREASURY STOCK

We have treasury stock, at cost, consisting of 1,315,851 and 1,315,851 shares of Common Stock at September 30, 2022 and March 31, 2022, respectively.

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

As of September 30, 2022, there were 212,037 stock options outstanding in the 2000 Plan with weighted average exercise price of $14.46 and a weighted average contract life of 1.07 years. As of March 31, 2022, there were 217,337 shares pursuant to stock options outstanding in the Plan with weighted average exercise price of $14.49 and a weighted average contract life of 1.54 years. A total of 5,300 options expired during the six months ended September 30, 2022.

Options outstanding under the 2000 Plan as of September 30, 2022 is as follows:

As of September 30, 2022
Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$1.16 - $7.40	5,000	2.75	$7.40	$—
$13.70 - $24.40	207,037	1.03	14.63	—
	212,037			$—

An analysis of all options exercisable under the 2000 Plan as of September 30, 2022 is presented below:

Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
212,037	1.07	$14.46	—

In August 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan). The 2017 Plan replaced the 2000 Plan, and applies to employees and directors of, and consultants to, the Company. The 2017 Plan provided for the issuance of up to 2,108,270 shares of Common Stock, in the form of various awards, including stock options, stock appreciation rights (“SARs”), stock, restricted stock, restricted stock units, performance awards and cash awards. The Compensation Committee of the Company’s Board of Directors (the “Board”) is authorized to administer the 2017 Plan and make grants thereunder. The approval of the 2017 Plan did not affect awards already granted under the 2000 Plan. On December 4, 2019, upon shareholder approval, the 2017 Plan was amended to increase the maximum number of shares of Common Stock authorized for issuance thereunder from 2,108,270 shares to 4,098,270.

On October 23, 2020, the Company amended its 2017 Plan to increase the number of shares authorized for issuance thereunder from 4,098,270 to 14,098,270.

On October 11, 2021, the Company amended its 2017 Plan to increase the number of shares authorized for issuance thereunder from 14,098,270 to 18,098,270.

Stock appreciation rights outstanding under the 2017 Plan as of September 30, 2022 is as follows:

As of September 30, 2022
Range of Prices	SARs Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$0.54 - $0.74	5,550,000	8.19	$0.60	$—
$1.16 - $1.47	2,283,610	6.06	1.39	—
$1.71 - $2.10	2,452,940	6.34	1.92	—
$2.23 - $2.56	515,000	9.05	2.28	—
	10,801,550			$—

An analysis of all stock appreciation rights exercisable under the 2017 Plan as of September 30, 2022 is presented below:

SAR Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
4,575,590	7.61	$1.20	-

Total SARs outstanding are as follows:

Six Months Ended September 30, 2022
SARs Outstanding March 31, 2022	10,893,598
Issued	-
Forfeited	(92,048)
Total SARs Outstanding September 30, 2022	10,801,550

Total performance stock units (“PSUs”) outstanding are as follows:

Six Months Ended September 30, 2022
PSUs Outstanding March 31, 2022	696,280
Issued	-
Forfeited	-
Total PSUs Outstanding September 30, 2022	696,280

Following is the activity for performance stock unit awards:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at March 31, 2022	696,280	$1.25
Granted	-	-
Vested	-	-
Unvested balance at September 30, 2022	696,280	$1.25

During the six months ended September 30, 2022, zero shares were issued for vested awards and 696,280 shares are to be issued as of September 30, 2022.

Employee and director stock-based compensation expense related to our stock-based awards was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Selling, general and administrative	$2,218	$946	$3,198	$1,929
	$2,218	$946	$3,198	$1,929

There was $2.1 million and $0.8 million of stock-based compensation recorded for the three months ended September 30, 2022 and 2021, respectively, related to employees’ restricted stock awards inclusive of $551 thousand employee payroll taxes withheld for shares not issued. There was $3.0 million and $1.7 million of stock-based compensation recorded for the six months ended September 30, 2022 and 2021, respectively, related to employees’ restricted stock awards inclusive of $551 employee payroll taxes withheld for shares not issued.

There was $0.1 million and $0.1 million of stock-based compensation for the three months ended September 30, 2022 and 2021, respectively, related to board of directors. There was $0.2 million and $0.2 million of stock-based compensation for the six months ended September 30, 2022 and 2021, respectively, related to board of directors. During the six months ended September 30, 2022, the Company issued zero restricted shares to non-employee directors.

OPTIONS GRANTED OUTSIDE CINEDIGM’S EQUITY INCENTIVE PLAN

In October 2013, we issued options outside of the 2000 Plan to 10 individuals who became employees as a result of a business combination. The employees received options to purchase an aggregate of 62,000 shares of our Common Stock at an exercise price of $17.50 per share. The options were fully vested as of October 2017 and expire 10 years from the date of grant, if unexercised. As of September 30, 2022, 12,500 of such options remained outstanding. During the year ended March 31, 2022, the Company granted 2,025,250 stock appreciation rights (“SARs”). The SARs were granted under the 2017 Plan, except for 600,000 SARs granted to an officer of the Company as an inducement grant. All SARs issued have an exercise price equal to the fair value of the Company’s Common Stock on the date of grant and a maturity date of 10 years.

WARRANTS

The following table presents information about outstanding warrants to purchase shares of our Common Stock as of September 30, 2022. All of the outstanding warrants are fully vested and exercisable.

Recipient	Amount outstanding	Expiration	Exercise price per share
5-year Warrant issued to Bison Entertainment and Media Group(“ BEMG”) in connection with a term loan agreement	1,400,000	December 2022	$1.80

5. NOTES PAYABLE

On September 15, 2022, the Company entered into a Loan, Guaranty, and Security Agreement with East West Bank (“EWB”). The agreement provided for a revolving line of credit (“the Line of Credit Facility”) of $5.0 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and such subsidiaries’ assets. The Line of Credit Facility bears interest at a rate equal to 1.5% above the prime rate. The Line of Credit Facility expires on September 15, 2023 with a one-year extension available at EWB’s discretion. As of September 30, 2022, $3.8 million remained outstanding on this line of credit. The interest rates as of September 30, 2022 were approximately 7.75%. Under the Line of Credit Facility, The Company is subject to certain financial and nonfinancial covenants including terms which require the Company to maintain certain metrics and ratios, maintain certain minimum cash on hand, and to report financial information to our lender on a periodic basis. During the three months and six months ended September 30, 2022 the company had interest expense of $19 thousand related to this note.

6. COMMITMENTS AND CONTINGENCIES

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of September 30, 2022 and March 31, 2022:

(In thousands)	Classification on the Balance Sheet	September 30, 2022	March 31, 2022
Assets
Noncurrent	Operating lease right-of-use asset, net	$612	$749
Liabilities
Current	Operating leases – current portion	127	258
Noncurrent	Operating leases – long-term portion	489	491
Total operating lease liabilities		$616	$749

Lease Costs

The table below presents certain information related to lease costs for leases:

	Three Months Ended	Three Months Ended
(In thousands)	September 30, 2022	September 30, 2021
Operating lease cost	$111	$23
Total lease cost	$111	$23

	Six Months Ended	Six Months Ended
(In thousands)	September 30, 2022	September 30, 2021
Operating lease cost	$196	$45
Total lease cost	$196	$45

Other Information

The table below presents supplemental cash flow information related to leases:

	Six Months Ended	Six Months Ended
(In thousands)	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities	-	10
Operating cash flows used for operating leases Hyde Park Agreement	$-	$10

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

7. SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY

	Six Months Ended September 30,
(In thousands)	2022	2021
Cash interest paid	$380	$612
Income taxes paid	—	45
Noncash investing and financing activities:
Accrued dividends on preferred stock	88	178
Issuance of Class A common stock for payment of accrued preferred stock dividends	175	89
Issuance of Class A common stock for business combination	—	4,824
Earnout consideration paid with common shares of Company	(238)	—
Earnout consideration adjustment	80	—
Treasury shares acquired for withholding taxes	—	5
Deferred consideration in purchase of a business	—	3,441

8. SEGMENT INFORMATION

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
Cinema Equipment Business

Financing vehicles and administrators for 355 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 320 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

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

Content & Entertainment Business	Leading independent streaming company of content and channels. We collaborate with producers and other content owners to market, source, curate and distribute independent content to targeted and under-served audiences in theatres and homes, and via mobile and emerging platforms.

The following tables present certain financial information related to our reportable segments and Corporate:

	As of September 30, 2022
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non- Recourse	Notes Payable	Operating lease liabilities
Cinema Equipment Business	$-	$-	$13,553	$-	$-	$-
Content & Entertainment Business	18,466	21,025	70,250	-	-	614
Corporate	88	-	10,453	-	3,622	2
Total	$18,554	$21,025	$94,256	$-	$3,622	$616

	As of March 31, 2022
(In thousands)	Intangible Assets, net	Goodwill	Total Assets	Notes Payable, Non- Recourse	Notes Payable	Operating lease liabilities
Cinema Equipment Business	$—	$—	$24,445	$—	$—	$—
Content & Entertainment Business	19,946	21,084	68,873	—	—	—
Corporate	88	—	11,318	—	—	749
Total	$20,034	$21,084	$104,636	$—	$—	$749

	Statements of Operations
	Three Months Ended September 30, 2022
	(in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$2,605	$11,401	$-	$14,006
Direct operating (exclusive of depreciation and amortization shown below)	126	7,966	-	8,092
Selling, general and administrative	455	3,562	5,580	9,597
Allocation of corporate overhead	93	2,492	(2,585)	-
Provision of doubtful accounts	44	-	-	44
Depreciation and amortization of property and equipment	104	144	-	248
Amortization of intangible assets	-	629	107	736
Total operating expenses	822	14,793	3,102	18,717
Income (loss) from operations	$1,783	$(3,392)	$(3,102)	$(4,711)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$-	$-	$-	$-
Selling, general and administrative	-	-	2,218	2,218
Total stock-based compensation	$-	$-	$2,218	$2,218

	Statements of Operations
	Three Months Ended September 30, 2021
	(in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$3,253	$6,850	$—	$10,103
Direct operating (exclusive of depreciation and amortization shown below)	164	3,169	—	3,333
Selling, general and administrative	431	3,480	3,248	7,159
Allocation of corporate overhead	170	1,139	(1,309)	—
Provision for (recovery of) doubtful accounts	(130)	19	—	(111)
Depreciation and amortization of property and equipment	300	140	—	440
Amortization of intangible assets	—	696	—	696
Total operating expenses	935	8,643	1,939	11,517
Income (loss) from operations	$2,318	$(1,793)	$(1,939)	$(1,414)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	345	601	946
Total stock-based compensation	$—	$345	$601	$946

	Statements of Operations
	Six Months Ended September 30, 2022
	(in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$4,032	$23,564	$-	$27,596
Direct operating (exclusive of depreciation and amortization shown below)	270	15,178	-	15,448
Selling, general and administrative	1,526	7,345	10,541	19,412
Allocation of corporate overhead	196	5,244	(5,440)	-
Provision for (recovery of) doubtful accounts	47	-	-	47
Depreciation and amortization of property and equipment	221	282	1	504
Amortization of intangible assets	-	1,266	214	1,480
Total operating expenses	2,260	29,315	5,316	36,891
Income (loss) from operations	$1,772	$(5,751)	$(5,316)	$(9,295)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$-	$-	$-	$-
Selling, general and administrative	-	-	3,198	3,198
Total stock-based compensation	$-	$-	$3,198	$3,198

	Statements of Operations
	Six Months Ended September 30, 2021
	(in thousands)
	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Revenues	$9,484	$15,634	$—	$25,118
Direct operating (exclusive of depreciation and amortization shown below)	421	7,543	—	7,964
Selling, general and administrative	860	6,298	6,044	13,202
Allocation of corporate overhead	269	1,799	(2,068)	—
(Recovery of) provision for doubtful accounts	(103)	63	—	(40)
Depreciation and amortization of property and equipment	805	284	—	1,089
Amortization of intangible assets	—	1,543	—	1,543
Total operating expenses	2,252	17,530	3,976	23,758
Income (loss) from operations	$7,232	$(1,896)	$(3,976)	$1,360

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows:

(In thousands)	Cinema Equipment Business	Content & Entertainment Business	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	511	1,418	1,929
Total stock-based compensation	$—	$511	$1,418	$1,929

9. INCOME TAXES

We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions. We recorded an income tax benefit (expense) of zero for the three and six months ended September 30, 2022. We recorded an income tax benefit of approximately $487 thousand and $550 thousand for the three and six months ended September 30, 2021. We have not recorded tax benefits on our loss before income taxes because we have provided for a full valuation allowance that offsets potential deferred tax assets resulting from net operating loss carry forwards, reflecting our inability to use such loss carry forwards.

Our effective tax rate for the six months ended September 30, 2022 and 2021 was zero and negative 12.4%, respectively.

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

We report our financial results in two primary segments as follows: (1) cinema equipment business and (2) content and entertainment business (“Content & Entertainment”). The cinema equipment business segment consists of the non-recourse, financing vehicles and administrators for our digital cinema equipment (the “Systems”) installed in movie theatres throughout North America. It also provides fee-based support to over 675 movie screens as well as directly to exhibitors and other third-party customers in the form of monitoring, billing, collection and verification services. Our Content & Entertainment segment operates in: (1) ancillary market aggregation and distribution of entertainment content and (2) branded and curated over-the-top (“OTT”) digital network business providing entertainment channels and applications.

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

We are structured so that our cinema equipment business segment operates independently from our Content & Entertainment business. As of September 30, 2022, we had approximately $0.0 million of non-recourse outstanding debt principal that relates to, and is serviced by, our cinema equipment business. We have approximately $0.0 million of outstanding debt principal and $3.8 million due on the outstanding credit line, as of September 30, 2022 that is attributable to our Content & Entertainment and Corporate segments.

Risks and Uncertainties

The COVID-19 pandemic and related economic repercussions created significant volatility and uncertainty impacting the Company’s results for the period. As part of our Content & Entertainment business, the Company sells DVDs and Blu-ray discs at brick-and-mortar stores. The COVID-19 pandemic and the related economic impact are likely to result in sustained volatility and uncertainty, which could have an adverse effect on our business, financial condition and results of operations.

Liquidity

We have incurred net losses historically and net loss for the six months ended September 30, 2022 of $11.6 million. As of September 30, 2022, we had an accumulated deficit of $484.2 million and negative working capital of $10.1 million. Net cash used in operating activities for the six months ended September 30, 2022 was $6.3 million. Based on these and prior conditions, the Company entered into the following transactions described below.

Capital Raises

On May 20, 2020, the Company entered into a securities purchase agreement with certain investors for the purchase and sale of 10,666,666 shares of the Common Stock, at a purchase price of $0.75 per share, in a registered direct offering, pursuant to an effective shelf registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission on May 14, 2020 (File No. 333-238183) and an applicable prospectus supplement. The closing of the sale occurred on May 22, 2020. The aggregate gross proceeds for the sale was $8.0 million. The net proceeds to the Company from the sale, after deducting the fees of the placement agents but before paying the Company’s estimated offering expenses, were approximately $7.1 million.

In July 2020, we entered into an At-the-Market sales agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) and B. Riley FBR, Inc. (“B. Riley” and, together with A.G.P., the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of Common Stock at the market prices prevailing on Nasdaq at the time of the sale of such shares. The Company is not obligated to sell any shares under the ATM Sales Agreement. Any sales of shares made under the ATM Sales Agreement will be made pursuant the 2020 Shelf Registration Statement, for an aggregate offering price of up to $30 million. Net proceeds from such sales totaled $18.6 million. No sales under the ATM Sales Agreement were made during the six months ended September 30, 2022.

On July 16, 2020, the Company entered into a securities purchase agreement with certain investors for the purchase and sale of 7,213,334 shares of Common Stock, at a purchase price of $1.50 per share, in a registered direct offering, pursuant to the 2020 Shelf Registration Statement and an applicable prospectus supplement. The closing of the sale occurred on July 20, 2020. The aggregate gross proceeds for the sale was approximately $10.8 million. The net proceeds to the Company from the sale, after deducting the fees of the placement agents but before paying the Company’s estimated offering expenses, is approximately $10.1 million.

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

In October 2021, we entered into a Common Stock Purchase Agreement (the “Equity Line Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital, LLC (“B. Riley Principal Capital”). Pursuant to the Equity Line Purchase Agreement, the Company has the right to sell to B. Riley Principal Capital up to the lesser of (i) $50,000,000 of newly issued shares of Common Stock and (ii) the Exchange Cap (as defined in the Equity Line Purchase Agreement), from time to time during the 24-month period from and after the October 21, 2021. Sales of Common Stock pursuant to the Equity Line Purchase Agreement, and the timing of any sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to B. Riley Principal Capital under the Equity Line Purchase Agreement. As consideration for B. Riley Principal Capital’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the Equity Line Purchase Agreement, upon execution of the Equity Line Purchase Agreement, the Company issued 210,084 shares of Common Stock to B. Riley Principal Capital (the “Commitment Shares”). The purchase price of the shares of Common Stock that we elect to sell to B. Riley Principal Capital pursuant to the Equity Line Purchase Agreement will be determined by reference to the volume weighted average price of the Common Stock (“VWAP”) during the applicable purchase date, less a fixed 5% discount to such VWAP. Pursuant to the Registration Rights Agreement, the Company filed a Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on October 21, 2021 (File No. 333-260210) for the resale by B. Riley Principal Capital of up to 25,210,084 shares of Common Stock (including the Commitment Shares) acquired pursuant to the Equity Line Purchase Agreement. During the year ended March 31, 2022, we sold 5,300,000 shares of Common Stock under the Equity Line Purchase Agreement. Net proceeds from such sales totaled $12.4 million. No sales under the Equity Line Purchase Agreement were made during the six months ended September 30, 2022.

As of September 30, 2022, there is still approximately $38.0 million available under the 2020 Shelf Registration Statement, and $37.6 million available under the Equity Line Purchase Agreement, to raise additional capital.

Sale of Cinematic Equipment

On March 17, 2021, the Company entered into two separate agreements (the “AMC Equipment Purcahse Agreements”) for the sale of cinematic equipment to American Multi-Cinema, Inc. (“AMC”). The agreement included the sale in tranches of a total of 2,369 cinematic projectors starting in March 2021 throughout January 2023 for a total cash consideration of $10.8 million. As of September 30, 2022, the Company recognized revenue for $10.3 million. A portion of the total proceeds was utilized to pay off the remaining Prospect note payable.

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

On April 1, 2022, trading of Metaverse’s ordinary shares was halted on the Hong Kong Stock Exchange. This investment was previously a Level 1 investment as the shares were being actively traded in a marketplace. The investment is recorded at fair value as a Level 3 as there is not an active market or observable inputs. As of September 30, 2022, Metaverse’s stock valuation is based on an independent valuation based on the market approach is categorized as Level 3 based on unobservable inputs.

We believe the combination of: (i) our cash and cash equivalent balances at September 30, 2022 and (ii) expected cash flow from operations will be sufficient for our operations and capital needs, for at least twelve months from the filing of this report. Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. Failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

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

During the six months ended September 30, 2022 and 2021, no impairment charge was recorded to goodwill, intangible, and long-lived assets.

Investment in Metaverse

Fair Value Hierarchy

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

During the six months ended September 30, 2022 and 2021, the company recorded a charge of $1.8 million and $1 million in the company’s investment in Metaverse.

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

Cinema Equipment Business

Our Cinema Equipment Business consists of financing vehicles and administrators for 355 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 320 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

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

The Cinema Equipment Business also provides monitoring, data collection, serial data verification and management services to this segment, as well as to exhibitors who purchase their own equipment, in order to collect virtual print fees (“VPFs”) from distributors and Alternative Content Fees (“ACFs”) from alternative content providers, and to distribute those fees to theatrical exhibitors (collectively, “Services”).

VPFs are earned, net of administrative fees, pursuant to contracts with distributors, whereby amounts are payable by a distributor to Phase I Deployment and to Phase II Deployment when distributor’s movies are displayed on screens utilizing our Systems installed in movie theatres. VPFs are earned and payable to Phase I Deployment based on a defined fee schedule until the end of the VPF term. One VPF is payable for every digital title initially displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period the title first plays for general audience viewing in a digital projector equipped movie theatre. The Phase 1 Deployment’s and Phase 2 Deployments performance obligations for revenue recognition are met at this time.

Phase II Deployment’s agreements with distributors require the payment of VPFs, according to a defined fee schedule, for ten years from the date each system is installed; however, Phase II Deployment may no longer collect VPFs once “cost recoupment,” as defined in the contracts with distributors, is achieved. Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by Phase II Deployment have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, and including service fees, subject to maximum agreed upon amounts during the three-year rollout period and thereafter.

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we typically pursue the sale of the Systems to such exhibitors. Such sales were originally contemplated as the conclusion of the digital cinema deployment plan. Cinedigm recognizes revenue once the customer takes possession of the Systems and Cinedigm received the sale proceeds. Total system revenue was $0.7 million and $2.2 million, during the three months ended September 30, 2022 and 2021, respectively. Total system revenue was $1.9 million and $7.8 million, during the six months ended September 30, 2022 and 2021, respectively.

The Cinema Equipment Business earns an administrative fee of approximately 5% of VPFs collected and, in addition, earns an incentive service fee equal to 2.5% of the VPFs earned by Phase 1 DC. This administrative fee is related to the collection and remittance of the VPFs and the performance obligation is satisfied at that time the related VPF fees are due which is at the time the movies are displayed on screens utilizing our Systems installed in movie theatres. The service fees are recognized as a point in time revenue when the corresponding VPF fees are due from the distributors.

A limited number of systems from our Phase I deployment remain eligible for VPFs from certain distributors where Phase I exhibitors have renewed their term on an annual basis. We continue to pursue system sales for these remaining exhibitors. Our Phase II deployment currently consists of a limited number of exhibitors who purchased their own systems and have not yet reached recoupment or the end of their contractual term. We continue to administer VPFs for these limited systems from certain distributors.

Content & Entertainment Business

Content & Entertainment Business earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, video on demand (“VOD” or “OTT Streaming and Digital”), and physical goods (e.g., DVDs and Blu-ray Discs) (“Physical Revenue” or “Base Distribution Business”). Fees earned are typically a percentage based on the net amounts received from our customers. Depending upon the nature of the agreements with the platform and content providers, the fee rate that we earn varies. The Company’s performance obligations include the delivery of content for transactional, subscription and ad supported/free ad-supported streaming TV (“FAST”) on the digital platforms, and shipment of DVDs and Blu-ray Discs. Revenue is recognized at the point in time when the performance obligation is satisfied, which is when the content is available for subscription on the digital platform, at the time of shipment for physical goods, or point-of-sale for transactional and VOD services as the control over the content or the physical title is transferred to the customer. The Company considers the delivery of content through various distribution channels to be a single performance obligation. Physical revenue is recognized after deducting the reserves for sales returns and other allowances, which are accounted for as variable consideration.

Physical goods reserved for sales returns and other allowances are recorded based upon historical experience. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required.

Content & Entertainment Business also has contracts for the theatrical distribution of third party feature movies and alternative content. Content & Entertainment Business’s distribution fee revenue and Content & Entertainment Business’s participation in box office receipts are recognized at the time a feature movie and alternative content are viewed. Content & Entertainment Business has the right to receive or bill a portion of the theatrical distribution fee in advance of the exhibition date, and therefore such amount is recorded as a receivable at the time of execution, and all related distribution revenue is deferred until the third party feature movies’ or alternative content’s theatrical release date.

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

Our Content & Entertainment Business recognizes accounts receivable, net of an estimated allowance for product returns and customer chargebacks, at the time that it recognizes revenue from a sale. Reserves for product returns and other allowances is variable consideration as part of the transaction price. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required.

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

The ending deferred revenue balance, including current and non-current balances, as of September 30, 2022 was $0.3 million. For the six months ended September 30, 2022, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

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

Results of Operations for the Fiscal Three Months Ended September 30, 2022 and 2021

Revenues

	For the Three Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Cinema Equipment Business	$2,605	$3,253	$(648)	(20)%
Content & Entertainment Business	11,401	6,850	4,551	66%
	$14,006	$10,103	$3,903	39%

Revenues generated by our Cinema Equipment Business segment decreased as a result of the lower system revenue and eligible VPF systems offset by an increase in Ph2 variable consideration of $1.7 million     Total system revenue recognized was $0.7 million and $2.2 million, during the quarter ended September 30, 2022 and 2021, respectively. Blockbuster content released during the period ending September 30, 2022 was consistent with Studio output from the prior period, however VPF eligible theatres decreased significantly for the same period last year. Revenue in the Content & Entertainment Business segment increased by 66% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase is consistent with the addition of seven new streaming channels related to Bloody Disgusting and DMR business acquisitions and five managed channel additions of The Country Network, Real Madrid TV, El Rey, The Elvis Presley Channel and The Only Way is Essex as well as an increase in the number of advertising partners. Additionally, the segment experienced triple-digit growth related to “FAST” and TV-VOD revenue, bolstered by top performing titles and new releases, such as the Yu-Gi-Oh, Demon Slayer, Boon, The Ravine, The Mulligan, Chesapeake Shores, When Calls the Heart, and the classics, Short Circuit and Highlander.

Direct Operating Expenses

	For the Three Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Cinema Equipment Business	$126	$164	$(38)	(23)%
Content & Entertainment Business	7,966	3,169	4,797	151%
	$8,092	$3,333	$4,759	143%

The decrease in direct operating expenses in the quarter ended September 30, 2022 for the Cinema Equipment Business compared to the prior period was primarily due to a decrease in property taxes as a result of system sales. The increase in direct operating expenses in the three months ended September 30, 2022 for the Content & Entertainment Business compared to the prior year was primarily due to $0.8 million increase related to DVD manufacturing and fulfillment, $2.7 million higher content and production costs including royalties related to continued growth in revenue and distribution, $0.5 million increase related to Software as a service (“SaaS”) expense primarily as the result of the DMR acquisition and $0.4 million higher related to the film restoration, conversion and website content production costs.

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Cinema Equipment Business	$455	$431	$24	6%
Content & Entertainment Business	3,562	3,480	82	2%
Corporate	5,580	3,248	2,332	72%
	$9,597	$7,159	$2,438	34%

Selling, general and administrative expenses for the three months ended September 30, 2022 increased by $2.4 million primarily due to $1.5 million increase in personnel costs from the acquisitions of Fandor, DMR, and Bloody Disgusting, $1.3 million increase related to stock-based compensation to management and employees, offset by $0.3 million decrease in professional consulting services.

Recovery of Doubtful Accounts

Recovery of doubtful accounts was $0.0 and $0.1 million for the fiscal three months ended September 30, 2022 and 2021, respectively.

Depreciation and Amortization Expense on Property and Equipment

	For the Three Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Cinema Equipment Business	$104	298	(194)	(65)%
Content & Entertainment Business	144	142	2	1%
Corporate	-	-	-	-%
	$248	$440	$(192)	(44)%

Depreciation and amortization expense decreased in our Cinema Equipment Business segment as the majority of our digital cinema projection systems reached the conclusion of their ten-year useful lives during the quarter ended September 30, 2022 and 2021.

Amortization of intangible assets

	For the Three Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Cinema Equipment Business	-	-	-	-%
Content & Entertainment Business	629	696	(67)	(10)%
Corporate	107		107	-%
	$736	$696	$40	6%

Amortization of intangible assets decreased in our Cinema Equipment Business Segment as the intangibles held by that segment were fully amortized and offset by new intangibles added due to recent acquisitions during 2021.

Interest expense, net

	For the Three Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Cinema Equipment Business	$-	$5	$(5)	(100)%
Corporate	380	31	349	1,126%
	$380	$36	$344	956%

Interest expense in our Corporate segment increased as a result of deferred and earnout consideration accretion related to the acquisition of Bloody Disgusting, FoundationTV and DMR.

Changes in fair value in Metaverse

On April 1, 2022, trading of Metaverse’s ordinary shares was halted on the Hong Kong Stock Exchange. This investment was previously a level 1 investment as the shares were being actively traded in a marketplace, but with the trading of the shares being halted the Company needed to reassess the fair value level of the investment. Without an active market where the shares are being traded, the investment no longer qualifies as a level 1. As of September 30, 2022, Metaverse’s stock valuation is based on an independent valuation based on the market approach is categorized as Level 3 based on unobservable inputs. The changes in the valuation resulted in a loss of $0.6 million during the three months ended September 30, 2022.

Income Tax Benefit

We recorded income tax expense of zero for the three months ended September 30, 2022. We recorded an income tax benefit of approximately $487 thousand for the three months ended September 30, 2021.

Our effective tax rate for the three months ended September 30, 2022 and 2021 was zero and negative 71.4%, respectively.

Net Income/Loss attributable to common shareholders

	For the Three Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Cinema Equipment Business	$1,833	$2,476	$(643)	(26)%
Content & Entertainment Business	(3,090)	(1,831)	(1,259)	(69)%
Corporate	(4,495)	(918)	(3,577)	(390)%
	$(5,752)	$(273)	$(5,479)	(2,007)%

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Consolidated Adjusted EBITDA (including the results of Cinema Equipment Business segment) for the three months ended September 30, 2022 decreased by $2.0 million compared to the three months ended September 30, 2021. Adjusted EBITDA from our Cinema Equipment Business segment decreased primarily due to a decrease in systems sales and eligible VPF systems. Adjusted EBITDA from the Content & Entertainment Business and Corporate decreased by $1.3 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due to an increase of $4.8 million in direct operating expense and $2.4 million higher selling, general and administrative expenses, versus previous year despite a $4.6 million increase in Streaming digital revenue, adding channels, and acquisitions.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	For the Three Months Ended September 30,
($ in thousands)	2022	2021
Net loss	$(5,655)	$(195)
Add Back:
Income tax expense (benefit)	-	(487)
Depreciation and amortization of property and equipment	248	440
Amortization of intangible assets	736	696
Interest expense, net	380	36
Change in fair value on equity investment in Metaverse	572	(666)
Severance and other expense	174	2
Recovery benefit of doubtful accounts	44	(111)
Stock-based compensation	2,218	946
Net income attributable to noncontrolling interest	(9)	11
Adjusted EBITDA	$(1,292)	$672

Adjustments related to the Cinema Equipment Business
Depreciation and amortization of property and equipment	$(104)	$(298)
Acquisition, integration and other expense	11	(60)
Provision for doubtful accounts	(44)	-
Income from operations	(1,783)	(2,320)
Adjusted EBITDA from non-cinema equipment business	$(3,212)	$(2,006)

Results of Operations for the Fiscal Six Months Ended September 30, 2022 and 2021

Revenues

	For the Six Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Cinema Equipment Business	$4,032	$9,484	$(5,452)	(57)%
Content & Entertainment Business	23,564	15,634	7,930	51%
	$27,596	$25,118	$2,478	10%

Revenues generated by our Cinema Equipment Business segment decreased as a result of the lower system revenue and eligible VPF systems offset by an increase in Ph2 variable consideration of $1.7 million. Total system revenue recognized was $1.9 million and $7.8 million, during the six months ended September 30, 2022 and 2021, respectively. Blockbuster content released during the six months ending September 30, 2022 remained consistent with Studio output from the prior period, however, VPF eligible theatres decreased significantly for the same period last year. Revenue in the Content & Entertainment Business segment increased by 51% for the six months ended September 30, 2022 compared to the six months ended September 30, 2021. The increase is consistent with the addition of seven new streaming channels related to Bloody Disgusting and DMR business acquisitions and five managed channel additions of The Country Network, Real Madrid TV, El Rey, The Elvis Presley Channel and The Only Way is Essex as well as an increase in the number of advertising partners. Additionally, revenue growth is due utilizing deal structures that maximize upfronts and creating greater long term value, as well as the results of top performing titles, including new releases, such as the Yu-Gi-Oh, Demon Slayer, Boon, The Ravine, The Mulligan, Incarnation, 7 Days, Chesapeake Shores, When Calls the Heart and the classics, Short Circuit and Highlander.

Direct Operating Expenses

	For the Six Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Cinema Equipment Business	$270	$421	$(151)	(36)%
Content & Entertainment Business	15,178	7,543	7,635	101%
	$15,448	$7,964	$7,484	94%

The decrease in direct operating expenses in the six months ended September 30, 2022 for the Cinema Equipment Business compared to the prior period was primarily due to a decrease in property taxes as a result of system sales. The increase in direct operating expenses in the six months ended September 30, 2022 for the Content & Entertainment Business compared to the prior year was primarily due to $1.2 million increase related to DVD manufacturing and fulfillment, $3.8 million higher content and production costs including royalties related to continued growth in revenue and distribution, $0.3 million higher personnel and contractors spend, $0.8 million higher related to Software as a service (“SaaS”) expense primarily as the result of the DMR acquisition, and $0.6 million related to the film restoration, conversion and website content production costs.

Selling, General and Administrative Expenses

	For the Six Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Cinema Equipment Business	$1,526	$860	$666	77%
Content & Entertainment Business	7,345	6,298	1,047	17%
Corporate	10,541	6,044	4,497	74%
	$19,412	$13,202	$6,210	47%

Selling, general and administrative expenses for the six months ended September 30, 2022 increased by $6.2 million primarily due to $3.7 million increase in personnel costs from the acquisitions of Fandor, DMR and Bloody Disgusting, $1.3 million increase related to stock-based compensation to management and employees, $0.5 million in legal expenses primarily related to a legal settlement, and $0.3 million in professional consulting services.

Recovery of Doubtful Accounts

Recovery of doubtful accounts was $0.0 and $0.0 for the fiscal six months ended September 30, 2022 and 2021, respectively.

Depreciation and Amortization Expense on Property and Equipment

	For the Six Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Cinema Equipment Business	$221	805	(584)	(73)%
Content & Entertainment Business	282	284	(2)	(1)%
Corporate	1	-	1	-%
	$504	$1,089	$(585)	(54)%

Depreciation and amortization expense decreased in our Cinema Equipment Business segment as the majority of our digital cinema projection systems reached the conclusion of their ten-year useful lives during the quarter ended September 30, 2022 and 2021.

Amortization of intangible assets

	For the Six Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Cinema Equipment Business	$-	$-	-	%
Content & Entertainment Business	1,266	1,543	(277)	(18)%
Corporate	214	-	214	-%
	$1,480	$1,543	$(63)	(4)%

Amortization of intangible assets decrease in our Cinema Equipment Business Segment as the intangibles held by that segment were fully amortized and offset by new intangibles added due to recent acquisitions during 2021.

Interest expense, net

	For the Six Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Cinema Equipment Business	$-	$138	$(138)	(100)%
Content & Entertainment Business	-	-	-	-%
Corporate	513	42	471	1,121%
	$513	$180	$333	185%

Interest expense in our Corporate segment increased as a result of deferred and earnout consideration accretion related to the acquisition of Bloody Disgusting, FoundationTV and DMR.

Changes in fair value in Metaverse

On April 1, 2022, trading of Metaverse’s ordinary shares was halted on the Hong Kong Stock Exchange. This investment was previously a level 1 investment as the shares were being actively traded in a marketplace, but with the trading of the shares being halted the Company needed to reassess the fair value level of the investment. Without an active market where the shares are being traded, the investment no longer qualifies as a level 1. As of September 30, 2022, Metaverse’s stock valuation is based on an independent valuation based on the market approach is categorized as Level 3 based on unobservable inputs. The changes in the valuation resulted in a loss of $1.8 million during the six months ended September 30, 2022.

Income Tax Benefit

We recorded income tax expense of zero for the six months ended September 30, 2022. We recorded an income tax benefit of approximately $550 thousand for the six months ended September 30, 2021.

Our effective tax rate for the six months ended September 30, 2022 and 2021 was zero and negative 12.4%, respectively

Net Income/Loss attributable to common shareholders

	For the Six Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Cinema Equipment Business	$1,970	$7,247	$(5,277)	(73)%
Content & Entertainment Business	(5,789)	(1,939)	(3,850)	(199)%
Corporate	(8,026)	(483)	(7,543)	(1,562)%
	$(11,845)	$4,825	$(16,670)	(345)%

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Consolidated Adjusted EBITDA (including the results of Cinema Equipment Business segment) for the six months ended September 30, 2022 decreased by $9.7 million compared to the six months ended September 30, 2021. Adjusted EBITDA from our Cinema Equipment Business segment decreased primarily due to a decrease in systems sales and eligible VPF systems. Adjusted EBITDA from the Content & Entertainment Business and Corporate decreased by $3.5 million for the six months ended September 30, 2022 compared to the six months ended September 30, 2021, due to an increase of $7.6 million in direct operating expense and $5.5 million higher selling, general and administrative expenses, versus previous year despite a $7.9 million increase in Streaming digital revenue, adding channels, and acquisitions.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	For the Six Months Ended September 30,
($ in thousands)	2022	2021
Net income (loss)	$(11,642)	$4,999
Add Back:
Income tax benefit	-	(550)
Depreciation and amortization of property and equipment	504	1,089
Amortization of intangible assets	1,480	1,543
(Gain) loss on forgiveness of PPP loan and extinguishment of note payable	-	(2,178)
Interest expense, net	513	180
Change in fair value on equity investment in Metaverse	1,828	(1,000)
Acquisition, integration, severance and other expense	570	176
Recovery benefit of doubtful accounts	47	(40)
Stock-based compensation	3,198	1,929
Net income attributable to noncontrolling interest	(27)	4
Adjusted EBITDA	$(3,529)	$6,152

Adjustments related to the Cinema Equipment Business
Depreciation and amortization of property and equipment	$(221)	$(805)
Acquisition, integration and other expense	-	(11)
Provision for doubtful accounts	(47)	103
Income from operations	(1,772)	(7,232)
Adjusted EBITDA from non-cinema equipment business	$(5,569)	$(1,793)

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included herein.

Cash flow

Changes in our cash flows were as follows:

	For the Six Months Ended September 30,
($ in thousands)	2022	2021
Net cash (used in) provided by operating activities	$(6,279)	$9,358
Net cash used in investing activities	(274)	(4,820)
Net cash used in financing activities	3,167	(9,742)
Net decrease in cash and cash equivalents	$(3,386)	$(5,204)

As of September 30, 2022, we had cash and cash equivalents balances of $9.7 million.

As of September 30, 2021, we had cash, cash equivalents, and restricted cash balances of $12.6 million.

For the six months ended September 30, 2022, net cash provided by operating activities is primarily driven by income from operations, excluding non-cash expenses such as depreciation, amortization, recovery for doubtful accounts and stock-based compensation, gain on extinguishment of note payable, including other changes in working capital. Additionally, during the six months ended September 30, 2022, the Company decreased accounts payable by $5.5 million to vendors. Cash received from VPFs decreased from the previous period in alignment with the decrease in eligible VPF systems. Changes in accounts receivable from our studio customers largely impact cash flows from operating activities and vary based on the seasonality of movie release schedules by the major studios. Prepaid and other current assets increased by $2.9 million. Operating cash flows from Content & Entertainment Business are typically seasonally lower during the first two fiscal quarters, and higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season. In addition, we made $1.0 million advances for the six months ended September 30, 2022, we make advances on theatrical releases and to certain home entertainment distribution clients for which initial expenditures are generally recovered within six to twelve months.

For the six months ended September 30, 2021, net cash provided by operating activities was primarily driven by income from operations, excluding non-cash expenses such as depreciation, amortization, provision for doubtful accounts and stock-based compensation, including other changes in working capital. Additionally, during the six months ended September 30, 2021, the Company paid down $18.3 million to vendors at both Content & Entertainment and Corporate. Operating cash flows from Content & Entertainment are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the other two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients for which initial expenditures are generally recovered within six to twenty four months. For the six months ended September 30, 2021 revenues from the sale of digital projections Systems was $7.8 million.

For the six months ended September 30, 2022, cash flows used in investing activities consisted of purchases of property and equipment of $0.3 million.

For the six months ended September 30, 2021, cash flows used in investing activities consisted of purchases of property and equipment of $81 thousand and the purchase of two businesses of $4.8 million related to the business combination for FoundationTV and the asset acquisition for Bloody Disgusting.

For the six months ended September 30, 2022, cash flows provided by financing activities consisted of $0.4 million in payment of notes payable and $3.6 million in proceeds from the revolving credit agreement.

For the six months ended September 30, 2021, cash flows used in financing activities consisted of payments of the remaining outstanding balances of approximately $7.8 million in notes payable and $2.0 million in Credit Facility.

Contractual Obligations

The following table summarizes our significant contractual obligations as of September 30, 2022:

	Payments Due
Contractual Obligations (in thousands)	Total	2023	2024 & 2025	2026 & 2027	Thereafter
Operating lease obligations	$616	$127	$489	$—	$—

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

Seasonality

Revenues from our Cinema Equipment Business derived from the collection of VPFs from motion picture studios are seasonal, coinciding with the timing of releases of movies by the motion picture studios. Generally, motion picture studios release the most marketable movies during the summer and the winter holiday season. The unexpected emergence of a hit movie during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. While Content & Entertainment Business benefits from the winter holiday season, we believe the seasonality of motion picture exhibition, is becoming less pronounced as the motion picture studios are releasing movies somewhat more evenly throughout the year.

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

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Operating Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in the Exchange Act), as of September 30, 2022. Based on such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures due to the material weaknesses identified in our internal control over financial reporting as of September 30, 2022.

Previously Reported Material Weakness on Internal Control Over Financial Reporting

In the Annual report Form 10-K for the fiscal year ended March 31, 2022 filed with the SEC on July 1, 2022, management concluded that our internal control over financial reporting was not effective as of March 31, 2022. In the evaluation, management identified material weaknesses in the following:

a) Internal controls related to our financial close and reporting process;

b) Information and communication controls; and

c) Insufficient complement of corporate personnel with appropriate levels of accounting and controls knowledge and experience commensurate with our financial reporting requirements to appropriately analyze, record and disclose accounting matters completely and accurately.

As a result of this evaluation, management extensively used outside consultants who possessed the appropriate levels of accounting and controls knowledge.

Remediation. Following identification of this control deficiency, management has implemented modifications to better ensure that the Company has appropriate and timely reviews on all financial reporting analysis.  In addition, as we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify our remediation plan. Management will test and evaluate the implementation of these modifications to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material misstatement in the Company’s financial statements.

The steps we took to address the deficiencies identified included:

●	we hired a new Chief Financial Officer;

●	we hired a new Executive Vice-President (“EVP”) Accounting;

●	we have restructured accounting processes and revised organizational structures to enhance accurate accounting and appropriate financial reporting;

●	we have hired additional experienced accounting personnel in the corporate office to enhance the application of accounting standards and our financial closing and reporting process;

●	we have engaged external advisors to provide financial accounting and reporting assistance;

●	we have enhanced information and communication processes through information technology solutions to ensure that information needed for financial reporting is accurate, complete, relevant and reliable, and communicated in a timely manner; and

●	we have engaged external advisors to evaluate and document the design and operating effectiveness of our internal control over financial reporting and assist with the remediation and implementation of our internal control function.

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

Changes in Internal Control Over Financial Reporting

There have been no changes, other than our remediation efforts discussed above, in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following risk factor supplements the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

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

CINEDIGM CORP.

Date: November 14, 2022	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ John K. Canning
John K. Canning Chief Financial Officer (Principal Financial Officer)