Form 10-Q
period 2022-12-31
Cinedigm Corp.
filed 2023-02-14
CIK 1173204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: December 31, 2022

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

As of February 10, 2023, 179,092,441 shares of Class A Common Stock, $0.001 par value, were outstanding.

CINEDIGM CORP

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CINEDIGM CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	December 31, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,796	$13,062
Accounts receivable, net of allowance of $2,780 and $2,921, respectively	24,993	30,843
Unbilled revenue	2,681	2,349
Employee retention tax credit	2,475	—
Prepaid and other current assets	7,303	5,909
Total current assets	46,248	52,163
Equity investment in Metaverse, a related party, at fair value	5,200	7,028
Property and equipment, net	1,695	1,980
Intangible assets, net	18,864	20,034
Goodwill	21,025	21,084
Other long-term assets	1,863	2,347
Total assets	$94,895	$104,636
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$40,719	$52,025
Line of credit, including unamortized debt issuance costs of $133 and $0, respectively	4,867	—
Current portion of deferred consideration on purchase of business	4,694	4,513
Other current liabilities	467	454
Total current liabilities	50,747	56,992
Deferred consideration on purchase of business – net of current portion	5,940	6,203
Other long-term liabilities	564	491
Total liabilities	57,251	63,686
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and 7 shares outstanding at December 31, 2022 and March 31, 2022. Liquidation preference of $3,648	3,559	3,559
Class A Common stock, $0.001 par value; 275,000,000 shares authorized at December 31, 2022 and March 31, 2022, 180,225,330 and 176,629,435 shares issued and 178,909,479 and 175,313,584 shares outstanding at December 31, 2022 and March 31, 2022, respectively	177	174
Additional paid-in capital	526,402	522,601
Treasury stock, at cost; 1,315,851 shares	(11,608)	(11,608)
Accumulated deficit	(479,229)	(472,310)
Accumulated other comprehensive loss	(389)	(163)
Total stockholders’ equity of Cinedigm Corp.	38,912	42,253
Deficit attributable to noncontrolling interest	(1,268)	(1,303)
Total equity	37,644	40,950
Total liabilities and equity	$94,895	$104,636

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenues	$27,882	$14,084	$55,478	$39,202
Costs and expenses:
Direct operating	14,411	6,459	29,859	14,423
Selling, general and administrative	9,107	7,358	29,016	20,520
Depreciation and amortization	924	1,031	2,908	3,663
Total operating expenses	24,442	14,848	61,783	38,606
Operating income (loss)	3,440	(764)	(6,305)	596
Interest expense	(367)	(97)	(880)	(277)
Gain on forgiveness of PPP loan	—	—	—	2,178
Change in fair value of equity investment in Metaverse, a related party	—	453	(1,828)	1,453
Employee retention tax credit	2,025	—	2,475	—
Other income (expense)	(76)	(22)	(82)	69
Income (loss) before income taxes	5,022	(430)	(6,620)	4,019
Income tax benefit	—	26	—	576
Net income (loss)	5,022	(404)	(6,620)	4,595
Net (income) loss attributable to noncontrolling interest	(8)	19	(35)	23
Net income (loss) attributable to controlling interests	5,014	(385)	(6,655)	4,618
Preferred stock dividends	(88)	(89)	(264)	(267)
Net income (loss) attributable to common stockholders	$4,926	$(474)	$(6,919)	$4,351

Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.00)	$(0.04)	$0.03
Diluted	$0.03	$(0.00)	$(0.04)	$0.03
Weighted average shares of common stock outstanding:
Basic	178,899,605	173,167,450	177,077,803	169,413,873
Diluted	178,899,605	173,167,450	177,077,803	173,017,364

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net income (loss)	5,022	$(404)	$(6,620)	$4,595
Other comprehensive income (loss):
Foreign exchange translation	88	(14)	(226)	(33)
Comprehensive income (loss) attributable to noncontrolling interest	(8)	19	(35)	23
Comprehensive income (loss)	$5,102	$(399)	$(6,881)	$4,585

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(6,620)	$4,595
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,908	3,663
Changes in fair value of equity investment in Metaverse	1,828	(1,464)
Gain from forgiveness of PPP loan	—	(2,178)
Impairment of advances	1,636	782
Provision (benefit) for doubtful accounts	54	(397)
Amortization of debt issuance costs	138	—
Stock-based compensation	3,906	3,278
Interest expense for deferred consideration & earnouts	743	97
Non-monetary sale of content licenses	(1,022)	—
Other	51	59
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	5,795	(8,164)
Unbilled revenue	(332)	(1,449)
Prepaids and other current and long-term assets	(2,747)	(1,320)
Employee retention tax credit	(2,475)	—
Accounts payable, accrued expenses, and other liabilities	(11,764)	7,244
Net cash (used in) provided by operating activities	(7,901)	4,746
Cash flows from investing activities:
Purchases of property and equipment	(429)	(292)
Purchase of businesses	—	(4,750)
Sale of investment securities	—	11
Net cash used in investing activities	(429)	(5,031)
Cash flows from financing activities:
Payments of notes payable and deferred consideration	(665)	(7,786)
Proceeds from line of credit	19,469	—
Payments on line of credit	(14,469)	(1,956)
Debt issuance costs	(271)	—
Issuance of common stock	—	12,378
Net cash provided by financing activities	4,064	2,636
Net change in cash and cash equivalents	(4,266)	2,351
Cash and cash equivalents at beginning of period	13,062	17,849
Cash and cash equivalents at end of period	$8,796	$20,200

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2022	2021
Cash interest paid	$58	$701
Income taxes paid	—	79
Noncash investing and financing activities:
Accrued dividends on preferred stock	88	89
Issuance of Class A common stock for payment of accrued preferred stock dividends	264	267
Issuance of Class A common stock for business combination	—	4,824
Deferred consideration in purchase of business	—	1,980
Earnout consideration in purchase of a business	—	1,461
Earnout consideration paid with common shares of Company	(238)	—
Earnout consideration adjustment	80	—
Treasury shares acquired for withholding taxes	—	5
Issuance of common stock for Board of Director compensation	3	—

CINEDIGM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except share data)

	Preferred Stock		Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Total
Balances as of March 31, 2021 (Audited)	7	$3,559	166,228,568	$164	1,313,836	$(11,603)	$499,272	$(474,080)	$(68)	$17,244	$(1,362)	$15,882
Foreign exchange translation	—	—	—	—	—	—	—	—	(54)	(54)	—	(54)
Stock-based compensation	—	—	35,714	—	—	—	983	—	—	983	—	983
Issuance of common stock in connection with a business combination	—	—	1,483,129	2	—	—	2,504	—	—	2,506	—	2,506
Preferred stock dividends paid with common stock	—	—	53,278	—	—	—	89	(89)	—	—	—	—
Net income	—	—	—	—	—	—	—	5,187	—	5,187	7	5,194
Balances as of June 30, 2021	7	$3,559	167,800,689	$166	1,313,836	$(11,603)	$502,848	$(468,982)	$(122)	$25,866	$(1,355)	$24,511
Foreign exchange translation	—	—	—	—	—	—	—	—	35	35	—	35
Stock-based compensation	—	—	132,630	—	—	—	946	—	—	946	—	946
Issuance of common stock in connection with business combinations	—	—	1,179,156	1	—	—	2,317	—	—	2,318	—	2,318
Treasury stock in connection with taxes withheld from employees	—	—	(2,015)	—	2,015	(5)	—	—	—	(5)	—	(5)
Preferred stock dividends	—	—	—	—	—	—	—	(89)	—	(89)	—	(89)
Net loss	—	—	—	—	—	—	—	(184)	—	(184)	(11)	(195)
Balances as of September 30, 2021	7	$3,559	169,110,460	$167	1,315,851	$(11,608)	$506,111	$(469,255)	$(87)	$28,887	$(1,366)	$27,521
Foreign exchange translation	—	—		—	—	—		—	(14)	(14)	—	(14)
Stock-based compensation	—	—	147,712	—	—	—	1,349	—	—	1,349	—	1,349
Issuance of common stock in connection with equity line purchase commitment	—	—	210,084	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	102,697	—	—	—	178	—	—	178	—	178
Issuance of common stock in connection with performance stock units	—	—	263	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with equity line, net	—	—	5,300,000	7	—	—	12,371	—	—	12,378	—	12,378
Preferred stock dividends accrued	—	—	—	—	—	—	89	(89)	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	(385)	—	(385)	(19)	(404)
Balances as of December 31, 2021	7	$3,559	174,871,216	$174	1,315,851	$(11,608)	$520,099	$(469,729)	$(101)	$42,394	$(1,385)	$41,009

See accompanying Notes to Condensed Consolidated Financial Statements

CINEDIGM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except share data)

	Preferred Stock		Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Total
Balances as of March 31, 2022 (Audited)	7	$3,559	175,313,584	$174	1,315,851	$(11,608)	$522,601	$(472,310)	$(163)	$42,253	$(1,303)	$40,950
Foreign exchange translation	—	—	—	—	—	—	—	—	48	48	—	48
Stock-based compensation	—	—	—	—	—	—	980	—	—	980	—	980
Preferred stock dividends paid with common stock	—	—	108,024	—	—	—	88	—	—	88	—	88
Preferred stock dividends accrued	—	—	—	—	—	—	—	(88)	—	(88)	—	(88)
Net income (loss)	—	—	—	—	—	—	—	(6,005)	—	(6,005)	18	(5,987)
Balances as of June 30, 2022	7	$3,559	175,421,608	$174	1,315,851	$(11,608)	$523,669	$(478,403)	$(115)	$37,276	$(1,285)	$35,991
Foreign exchange translation	—	—	—	—	—	—	—	—	(362)	(362)	—	(362)
Stock-based compensation	—	—	—	—	—	—	791	—	—	791	—	791
Preferred stock dividends paid with common stock	—	—	178,572	—	—	—	88	—	—	88	—	88
Issuance of common stock in connection with performance stock units and annual incentive awards, net of employee payroll taxes	—	—	2,066,879	2	—	—	871	—	—	873	—	873
Issuance of common stock for BD Earnout commitment	—	—	334,037	—	—	—	238	—	—	238	—	238
Preferred stock dividends accrued	—	—	—	—	—	—		(88)	—	(88)	—	(88)
Net income (loss)	—	—	—	—	—	—	—	(5,664)	—	(5,664)	9	(5,655)
Balances as of September 30, 2022	7	$3,559	178,001,096	$176	1,315,851	$(11,608)	$525,657	$(484,155)	$(477)	$33,152	$(1,276)	$31,876
Foreign exchange translation	—	—	—	—	—	—	—	—	88	88	—	88
Stock-based compensation	—	—	—	—	—	—	657	—	—	657	—	657
Preferred stock dividends paid with common stock	—	—	224,359	—	—	—	88	—	—	88	—	88
Issuance of common stock for Board of Director compensation	—	—	684,024	1	—	—	—	—	—	1	—	1
Preferred stock dividends accrued	—	—	—	—	—	—	—	(88)	—	(88)	—	(88)
Net income	—	—	—	—	—	—	—	5,014	—	5,014	8	5,022
Balances as of December 31, 2022	7	$3,559	178,909,479	$177	1,315,851	$(11,608)	$526,402	$(479,229)	$(389)	$38,912	$(1,268)	$37,644

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

We report our financial results in two reportable segments as follows: (i) Cinema Equipment Business ("Cinema Equipment") and (ii) Content and Entertainment Business (“Content & Entertainment”). The Cinema Equipment segment consists of the non-recourse, financing vehicles and administrators for our digital cinema equipment (the “Systems”) installed in movie theatres throughout North America. Our Content & Entertainment segment operates in: (i) ancillary market aggregation and distribution of entertainment content and (ii) branded and curated over-the-top (“OTT”) digital network business providing entertainment channels and applications.

Financial Condition and Liquidity

As of December 31, 2022, the Company has an accumulated deficit of $479.2 million and negative working capital of $4.5 million. For the three and nine months ended December 31, 2022, the Company had net income (loss) attributable to common shareholders of $4.9 million and ($6.9) million, respectively. Net cash used in operating activities for the nine months ended December 31, 2022 was $7.9 million. We may continue to generate net losses for the foreseeable future.

The Company is party to a Loan, Guaranty, and Security Agreement with East West Bank (“EWB”) providing for a revolving line of credit (the “Line of Credit Facility”) of $5.0 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and such subsidiaries’ assets. The Line of Credit Facility bears interest at a rate equal to 1.5% above the prime rate, 9.0% as of December 31, 2022. The Line of Credit Facility expires on September 15, 2023 with a one-year extension available at EWB’s discretion. As of December 31, 2022, $5.0 million was outstanding on the Line of Credit Facility.

We believe our cash and cash equivalent balances, and availability under our credit facility, as of December 31, 2022 will be sufficient to support our operations for at least twelve months from the filing of this report. The Company may also undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying interim Condensed Consolidated Financial Statements of Cinedigm Corp. have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on July 1, 2022. These Condensed Consolidated Financial Statements are unaudited and have been prepared by the Company following the rules and regulations of the SEC.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations; however, the Company believes the disclosures are adequate to make the information presented not misleading.

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022. Interim results are not necessarily indicative of the results for a full year.

The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Significant items subject to such estimates and assumptions include revenue recognition, allowance for doubtful accounts, returns and recovery reserves, goodwill and intangible asset impairments, share-based compensation expense, valuation allowance for deferred income taxes and amortization of intangible assets. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments and estimates. Actual results may differ from these estimates.

We own an 85% interest in CON TV, LLC ("CONtv"), a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets. We evaluated the investment under the voting interest entity model and determined that the entity should be consolidated as we have a controlling financial interest in the entity through our ownership of outstanding voting shares, and that other equity holders do not have substantive voting, participating or liquidation rights. We recorded net loss attributable to noncontrolling interest in our Condensed Consolidated Statements of Operations equal to 11% of outstanding profit interest units retained by the noncontrolling interests.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022.

Reclassifications

Certain amounts have been reclassified to conform to the current presentation.

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

Accounts Receivable, Net

We maintain reserves for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

Employee Retention Tax Credit

The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") provided an employee retention credit which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act (the "Appropriations Act") extended and expanded the availability of the employee retention credit through December 31, 2021. The Appropriations Act amended the employee retention credit to be equal to 70% of qualified wages paid to employees during the 2021 fiscal year.

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The Company qualified for the employee retention credit beginning in June 2020 for qualified wages through September 2021 and filed a cash refund claim during the three months ended September 30, 2022 and December 31, 2022 for $0.5 million and $2.0 million, respectively. During the three and nine months ended December 31, 2022, the Company recorded an employee retention credit totaling $2.0 million and $2.5 million, respectively, in the Employee retention tax credit line on the Company’s Condensed Consolidated Statements of Operations. As of December 31, 2022, the tax credit receivable has been included in the Employee retention tax credit line on the Company's Condensed Consolidated Balance Sheet.

Property and Equipment, Net

Property and equipment, net are stated at cost, less accumulated depreciation and amortization. Depreciation expense is recorded using the straight-line method over the estimated useful lives of the respective assets as follows:

Computer equipment and software	3 - 5 years
Digital cinema projection systems	10 years
Machinery and equipment	3 - 10 years
Furniture and fixtures	3 - 6 years
Internal-Use Software	5 years

We capitalize costs associated with software developed or obtained for internal use when the preliminary project stage is completed, and it is determined that the software will provide significantly enhanced capabilities and modifications. These capitalized costs are included in property and equipment, net and include external direct cost of services procured in developing or obtaining internal-use software and personnel and related expenses for employees who are directly associated with, and who devote time to internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended use. Once the software is ready for its intended use, the costs are amortized over the useful life of the software. Post-configuration training and maintenance costs are expensed as incurred. We amortize internal-use software over its estimated useful life on a straight-line basis.

Impairment of Long-lived and Finite-lived Assets

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. During the nine months ended December 31, 2022 and 2021, no impairment charges were recorded from operations for long-lived assets or finite-lived assets.

Intangible Assets, Net

Intangible assets are stated at cost less accumulated amortization. For intangible assets that have finite lives, the assets are amortized using the straight-line method over the estimated useful lives of the related assets. For intangible assets with indefinite lives, the assets are tested annually for impairment or sooner if a triggering event occurs.

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Amortization lives of intangible assets are as follows:

Content Library	3 – 20 years
Advertiser Relationships and Channel	3 – 13 years
Customer Relationships	5 – 13 years
Software	10 years
Trademarks and Tradenames	2 – 15 years
Supplier Agreements	2 years

The Company’s intangible assets included the following (in thousands):

As of December 31, 2022	Cost Basis	Accumulated Amortization	Impairment	Net
Content Library	$23,685	$(21,038)	$—	$2,647
Advertiser Relationships and Channel	11,104	(759)	—	10,345
Customer Relationships	10,658	(7,531)	(1,968)	1,159
Software	3,200	(480)	—	2,720
Trademark and Tradenames	4,026	(2,033)	—	1,993
Total Intangible Assets	$52,673	$(31,841)	$(1,968)	$18,864

As of March 31, 2022	Cost Basis	Accumulated Amortization	Impairment	Net
Content Library	$23,685	$(20,665)	$—	$3,020
Advertiser Relationships and Channel	10,081	(161)	—	9,920
Customer Relationships	10,658	(7,327)	(1,968)	1,363
Software	3,200	(240)	—	2,960
Trademark and Tradenames	4,026	(1,301)	—	2,725
Supplier Agreements	11,430	(11,384)	—	46
Total Intangible Assets	$63,080	$(41,078)	$(1,968)	$20,034

During the nine months ended December 31, 2022 and 2021, no impairment charge was recorded for intangible assets. During the three and nine months ended December 31, 2022, the Company had amortization expense of $0.7 million and $2.2 million, respectively. During the three and nine months ended December 31, 2021, the Company had amortization expense of $0.7 million and $2.2 million, respectively.

During the three months ended December 31, 2022, the Company entered into a non-monetary transaction for the purchase and sale of content licenses with an unrelated third-party. The fair value of the content licenses sold was determined to be $1.0 million which is included in Revenues in our Condensed Consolidated Statement of Operations for the three months ended December 31, 2022. The fair value of the content licenses purchased was determined to be $1.0 million and is recognized in Intangible Assets, Net on our Condensed Consolidated Balance Sheet as of December 31, 2022.

As of December 31, 2022, amortization expense is expected to be (in thousands):

Total
Remainder of fiscal year 2023	$1,252
2024	3,343
2025	2,137
2026	1,745
2027	1,269
Thereafter	9,118
$18,864

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or to perform the quantitative impairment test. The Company reassessed goodwill impairment on its annual measurement date of March 31, 2022 by performing a qualitative analysis and determined that it was not more likely than not that the fair value of its reporting unit is less than its carrying amount. No goodwill impairment charge was recorded in the three and nine months ended December 31, 2022 and 2021.

Fair Value Measurements

The fair value measurement disclosures are grouped into three levels based on valuation factors:

•
Level 1 – quoted prices in active markets for identical investments

•
Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)

•
Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

The following tables summarize the levels of fair value measurements of our financial assets and liabilities (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Equity investment in Metaverse, at fair value	$—	$—	$5,200	$5,200
	$—	$—	$5,200	$5,200

Liabilities:
Current portion of earnout consideration on purchase of a business	$—	$—	$768	$768
Long-term portion of earnout consideration on purchase of a business	—	—	676	676
	$—	$—	$1,444	$1,444

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Equity investment in Metaverse, at fair value	$7,028	$—	$—	$7,028
	$7,028	$—	$—	$7,028

Liabilities:
Current portion of earnout consideration on purchase of a business	$—	$—	$1,081	$1,081
Long-term portion of earnout consideration on purchase of a business	—	—	603	603
	$—	$—	$1,684	$1,684

The Company's equity investment in A Metaverse Company ("Metaverse") is in Hong Kong dollars and was translated into US dollars as of December 31, 2022 and March 31, 2022 at an exchange rate of 7.8 Hong Kong Dollars to 1 US Dollar. The fair value of this equity investment was measured by the quoted market price of Metaverse on the Stock Exchange of Hong Kong (SEHK: 1616) as of March 31, 2022. On April 1, 2022, trading of Metaverse’s ordinary shares was halted on the Hong Kong Stock Exchange. As of December 31, 2022, Metaverse’s stock valuation is based on an independent valuation based on the market approach and is categorized as Level 3 based on unobservable inputs. The Company estimated the fair value based on the market approach based on the last known enterprise value adjusting for trends in value from comparable companies. The adjustment to fair value of this investment resulted in a loss of $1.8 million and gain of $1.5 million for the nine months ended December 31, 2022 and 2021, respectively. As the value of the investment in Metaverse is determined based on unobservable inputs, company and industry fluctuations, as well as general economic, political, regulatory and market conditions such as recessions, interest rate changes or international currency fluctuations, changes to these assumptions may have a significant impact on the fair value of our investment in Metaverse.

Our cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable and accrued expenses are financial instruments and are recorded at cost in the Condensed Consolidated Balance Sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.

Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	As of
	December 31, 2022	March 31, 2022
Advances	$3,244	$2,117
Due from producers	1,549	1,861
Other receivables	1,134	826
Inventory	209	116
Other prepaid expenses	1,167	989
Total prepaid and other current assets	$7,303	$5,909

Advances represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record impairment charges for amounts that we expect may not be recoverable. Impairments related to advances were $1.0 million and $0.4 million for the three months ended December 31, 2022 and 2021, respectively. Impairments related to advances were $1.6 million and $0.8 million for the nine months ended December 31, 2022 and 2021, respectively.

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of
	December 31, 2022	March 31, 2022
Accounts payable	$17,720	$34,177
Amounts due to producers	15,967	10,430
Accrued compensation and benefits	3,390	3,507
Accrued other expenses	3,642	3,911
Total accounts payable and accrued expenses	$40,719	$52,025

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

The following tables present the Company’s disaggregated revenue by segment and source (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Cinema Equipment:
Deployment	$7,458	$220	$9,340	$1,263
Services	(316)	506	(88)	1,171
Digital system sales	44	1,334	1,966	9,110
Total Cinema Equipment revenue	$7,186	$2,060	$11,218	$11,544

Content & Entertainment:
Base distribution business	$8,121	$3,668	$11,145	$6,368
OTT streaming and digital	12,575	8,356	33,115	21,290
Total Content & Entertainment revenue	$20,696	$12,024	$44,260	$27,658

Total revenue	$27,882	$14,084	$55,478	$39,202

Cinema Equipment Segment

Our Cinema Equipment segment consists of financing vehicles and administrators for Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

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

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The Cinema Equipment segment also provides monitoring, data collection, serial data verification and management services to this segment, as well as to exhibitors who purchase their own equipment, in order to collect Virtual Print Fees (“VPFs”) from distributors and Alternative Content Fees (“ACFs”) from alternative content providers, and to distribute those fees to theatrical exhibitors (collectively, “Services”).

VPFs are earned, net of administrative fees, pursuant to contracts with distributors, whereby amounts are payable by a distributor to Phase I Deployment and to Phase II Deployment when distributor's movies are displayed on screens utilizing our Systems installed in movie theatres. VPFs are earned and payable to us with respect to Phase I Deployment based on a defined fee schedule until the end of the VPF term. One VPF is payable for every digital title initially displayed per System. The amount of VPF revenue is dependent on the number of movie titles released and displayed using the Systems in any given accounting period. VPF revenue is recognized in the period the title first plays for general audience viewing in a digital projector equipped movie theatre. The Phase 1 Deployment’s and Phase 2 Deployment's performance obligations for revenue recognition are met at this time.

Phase II Deployment’s agreements with distributors require the payment of VPFs, according to a defined fee schedule, for ten years from the date each system is installed; however, Phase II Deployment may no longer collect VPFs once “cost recoupment,” as defined in the contracts with distributors, is achieved. Cost recoupment will occur once the cumulative VPFs and other cash receipts collected by Phase II Deployment have equaled the total of all cash outflows, including the purchase price of all Systems, all financing costs, all “overhead and ongoing costs”, as defined, and including service fees, subject to maximum agreed upon amounts during the three-year rollout period and thereafter. The Company evaluated the constraining estimates related to the variable consideration and determined that it is not probable to conclude at this point in time that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is subsequently resolved.

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (i) return the Systems to us; (ii) renew their license agreement for successive one-year terms; or (iii) purchase the Systems from us at fair market value. As permitted by these agreements, we typically pursue the sale of the Systems to such exhibitors. Cinedigm recognizes revenue once the customer takes possession of the Systems and Cinedigm receives the sale proceeds. Such sales were originally contemplated as the conclusion of the digital cinema deployment plan.

The Cinema Equipment segment earns an administrative fee of approximately 5% of VPFs collected and, in addition, earns an incentive service fee equal to 2.5% of the VPFs earned by Phase 1 Deployment. This administrative fee is related to the collection and remittance of the VPF’s and the performance obligation is satisfied at the time the related VPF fees are due which is at the time the movies are displayed on screens utilizing our Systems installed in movie theatres. The service fees are recognized as a point in time revenue when the corresponding VPF fees are due from the distributors.

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

During the three and nine months ended December 31, 2022, $7.4 million and $9.1 million of revenue was recognized that was included in the accounts payable balance as constrained variable consideration at the beginning of the year. The Company recognized the revenue once the uncertainty associated with the variable consideration was resolved. As of December 31, 2022, approximately $1.0 million remains on our balance sheet in accounts payable as constrained variable consideration.

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Content & Entertainment Segment

Content & Entertainment segment earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, video on demand (“VOD” or “OTT Streaming and Digital”), and physical goods (e.g., DVDs and Blu-ray Discs) (“Physical Revenue” or “Base Distribution Business”). Fees earned are typically a percentage based on the net amounts received from our customers. Depending upon the nature of the agreements with the platform and content providers, the fee rate that we earn varies. The Company’s performance obligations include the delivery of content for transactional, subscription and ad supported/free ad-supported streaming TV (“FAST”) on the digital platforms, and shipment of DVDs and Blu-ray Discs. Revenue is recognized at the point in time when the content is available for subscription on the digital platform (the Company’s digital content is considered functional IP), at the time of shipment for physical goods, or point-of-sale for transactional and VOD services as the control over the content or the physical title is transferred to the customer. The Company considers the delivery of content through various distribution channels to be a single performance obligation.

Revenue from the sale of physical goods is recognized after deducting reserves for sales returns and other allowances. Reserves for potential sales returns of physical goods and other allowances are recorded based upon historical experience. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required.

The Content & Entertainment segment also has contracts for the theatrical distribution of third-party feature movies and alternative content. The Content & Entertainment segment’s distribution fee revenue participation in box office receipts are recognized at the time a feature movie and alternative content are viewed. The Content & Entertainment segment has the right to receive or bill a portion of the theatrical distribution fee in advance of the exhibition date, and therefore such amount is recorded as a receivable at the time of execution, and all related distribution revenue is deferred until the third-party feature movie's or alternative content’s theatrical release date.

The Company follows the five-step model established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), Revenue from contracts with customers ("ASC 606") when preparing its assessment of revenue recognition.

Principal Agent Considerations

Revenue earned by our Content & Entertainment segment from the delivery of digital content and physical goods may be recognized gross or net depending on the terms of the arrangement. We determine whether revenue should be reported on a gross or net basis based on each revenue stream. Key indicators that we use in evaluating gross versus net treatment include, but are not limited to, the following:

•
which party is primarily responsible for fulfilling the promise to provide the specified good or service; and
•
which party has discretion in establishing the price for the specified good or service.

Shipping and Handling

Shipping and handling costs are incurred to move physical goods (e.g., DVDs and Blu-ray Discs) to customers. We recognize all shipping and handling costs as an expense in direct operating expenses because we are responsible for delivery of the product to our customers prior to transfer of control to the customer.

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

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

During the three and nine months ended December 31, 2022 and 2021, we did not recognize any credit losses or reversals of previously recorded provisions, and did not have any write-offs charged against the allowance.

Contract Liabilities

We generally record a receivable related to revenue when we have an unconditional right to invoice and receive payment, and we record deferred revenue (contract liability) when cash payments are received or due in advance of our performance, even if amounts are refundable.

Deferred revenue pertaining to our Content & Entertainment segment includes amounts related to the sale of DVDs with future release dates.

Deferred revenue relating to our Cinema & Equipment segment pertains to revenues earned in connection with up front exhibitor contributions that are deferred and recognized over the expected cost recoupment period. It also includes unamortized balances in connection with activation fees due from the Systems deployments that have extended payment terms.

The ending deferred revenue balance, including current and non-current balances as of March 31, 2022 and December 31, 2022 was $0.2 million and $0.4 million, respectively. For the three and nine months ended December 31, 2022, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

Participations and royalties payable

When we use third-parties to distribute company owned content, we record participations payable, which represent amounts owed to the distributor under revenue-sharing arrangements. When we provide content distribution services, we record accounts payable and accrued expenses to studios or content producers for royalties owed under licensing arrangements. We identify and record as a reduction to the liability any expenses that are to be reimbursed to us by such studios or content producers.

Concentrations

For the three months ended December 31, 2022, Iconic, Distribution Solutions, a division of Alliance Entertainment, Amazon.com, Inc., and Tubi represented 35%, 16%, 14% and 5%, respectively, of Content & Entertainment segment revenues, and approximately 16%, 7%, 14% and 6%, respectively, of our consolidated revenues.

For the nine months ended December 31, 2022, Iconic, Distribution Solutions, a division of Alliance Entertainment, Amazon.com, Inc., and Tubi, represented 27%, 19%, 25% and 10% respectively, of Content & Entertainment segment revenues, and approximately 8%, 5%, 11% and 5%, respectively, of our consolidated revenues.

For the three months ended December 31, 2021, Amazon.com, Inc., Distribution Solutions, a division of Alliance Entertainment and Tubi, represented 15%, 11% and 7%, respectively, of Content & Entertainment segment revenues and approximately 13%, 9% and 6%, respectively, of our consolidated revenues.

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

For the nine months ended December 31, 2021, Amazon.com, Inc. Distribution Solutions, a division of Alliance Entertainment and Roku, Inc., represented 24%, 9% and 10%, respectively, of Content & Entertainment segment revenues and approximately 17%, 6% and 7%, respectively, of our consolidated revenues.

Direct Operating Costs

Direct operating costs consist of cost of revenue, fulfillment expenses, shipping costs, property taxes and insurance on systems, royalty expenses, impairments of advances and marketing and direct personnel costs.

Stock-based Compensation

The Company issues stock-based awards to employees and non-employees, generally in the form of restricted stock, restricted stock units, stock appreciation rights ("SARs") and performance stock units ("PSUs"). The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments, including grants of stock options and restricted stock units and modifications to existing stock options, to be recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) based on their fair values. The Company measures the compensation expense of employee and nonemployee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized on a straight-line basis over the period during which the employee and nonemployee is required to provide service in exchange for the award. The fair values of options and SARs are calculated as of the date of grant using the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility, risk-free rate and expected term. The Company’s estimates of these assumptions are primarily based on the trading price of the Company’s stock, historical data, peer company data and judgment regarding future trends and factors. Forfeitures are recognized as they occur.

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

The Company accounts for uncertain tax positions in accordance with an amendment to ASC Topic 740-10, Income Taxes (Accounting for Uncertainty in Income Taxes), which clarified the accounting for uncertainty in tax positions. This amendment provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded. The Company has no uncertain tax positions as of December 31, 2022.

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Earnings per Share

Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include stock options and warrants outstanding during the period, using the treasury stock method. Potentially dilutive common shares are excluded from the computations of diluted income (loss) per share if their effect would be anti-dilutive. A net loss available to common stockholders causes all potentially dilutive securities to be anti-dilutive and are not included.

Basic and diluted net income (loss) per share are computed as follows (in thousands, except share and per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Basic net income (loss) per share:
Net income (loss) attributable to common stockholders	$4,926	$(474)	$(6,919)	4,351
Shares used in basic computation:
Weighted-average shares of common stock outstanding	178,899,605	173,167,450	177,077,803	169,413,873
Basic net income (loss) per share	$0.03	$(0.00)	$(0.04)	$0.03

Shares used in diluted computation:
Weighted-average shares of common stock outstanding	178,899,605	173,167,450	177,077,803	169,413,873
Stock options and SARs	—	—	—	3,603,491
Weighted-average number of shares	178,899,605	173,167,450	177,077,803	173,017,364
Diluted net income (loss) per share	$0.03	$(0.00)	$(0.04)	$0.03

The following table summarizes the potential shares of common stock excluded from the diluted calculation (in thousands):

	Three Months Ended December 31, 2022	Nine Months Ended December 31, 2022
SARs	13,471,351	12,787,403
Stock options	12,500	12,500
	13,483,851	12,799,903

For the three and nine months ended December 31, 2021, 12,088,473 and 8,484,982, respectively, potentially dilutive shares have been excluded from the diluted loss per share as their impact would have been antidilutive.

Recently Issued Accounting Pronouncements

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU provide temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The ASU primarily includes relief related to contract modifications and hedging relationships, as well as providing a one-time election for the sale or transfer of debt securities classified as held-to-maturity. This guidance is effective immediately and the amendments were originally to be applied prospectively through December 31, 2022. However, the FASB issued ASU 2022-06, deferring the sunset date to December 31, 2024. The adoption of this ASU is not expected to have a material impact on the Company's Condensed Consolidated Financial Statements.

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815). The amendments in this ASU clarify the guidance on ASC 815 on fair value hedge accounting of interest rate risk for portfolios and financial assets. Among other things, the amended guidance establishes the "last-of-layer" method for making the fair value hedge accounting for these portfolios more accessible and renames that method the "portfolio layer" method. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We do not expect the amendments to have a material effect on our Condensed Consolidated Financial Statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326). The amendments in this ASU eliminate the guidance on troubled debt restructurings while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulties. The ASU also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We do not expect the amendments to have a material effect on our Condensed Consolidated Financial Statements.

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

CDF2 Holdings is a Variable Interest Entity (“VIE”), as defined in ASC Topic 810 (“ASC 810”), Consolidation. ASC 810 requires the consolidation of VIEs by an entity that has a controlling financial interest in the VIE which entity is thereby defined as the primary beneficiary of the VIE.

As of December 31, 2022 and March 31, 2022, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable was $2.1 million and $0.8 million as of December 31, 2022 and March 31, 2022, respectively, which are included in accounts receivable, net on the accompanying Condensed Consolidated Balance Sheets.

The accompanying Condensed Consolidated Statements of Operations include $0.1 million and $0.2 million of digital cinema servicing revenue from CDF2 Holdings for the three months ended December 31, 2022 and 2021, respectively. The accompanying Condensed Consolidated Statements of Operations include $0.2 million and $0.5 million of digital cinema servicing revenue from CDF2 Holdings for the nine months ended December 31, 2022 and 2021, respectively.

Total Stockholders’ Deficit of CDF2 Holdings at December 31, 2022 and March 31, 2022 was $59.2 million and $55.6 million, respectively. We have no obligation to fund the operating loss or the stockholders’ deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of December 31, 2022 and March 31, 2022 is carried at $0.

Investment in Roundtable

On March 15, 2022, the Company entered into a stock purchase agreement with Roundtable Entertainment Holdings, Inc. (“Roundtable”) pursuant to which the Company purchased 500 shares of Roundtable Series A Preferred Stock and warrants to purchase 100 shares of Roundtable Common Stock (together, the “Roundtable Securities”). The Company funded the purchase of the Roundtable Securities by issuing 316,937 shares of Common Stock to Roundtable. The Company recorded $0.2 million for the purchase of the Securities which is included in other long-term assets on the Condensed Consolidated Balance Sheets. The Roundtable investment was accounted for using the cost method and is included within other long-term assets.

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

4. STOCKHOLDERS’ EQUITY

COMMON STOCK

Authorized Common Stock

As of December 31, 2022, the number of shares of Common Stock authorized for issuance was 275,000,000 shares.

During the three months ended December 31, 2022, the Company issued 908,383 shares of Common Stock. This is comprised of 224,359 shares in payment of preferred stock dividends and 684,024 restricted shares issued in connection with Board of Director compensation.

During the nine months ended December 31, 2022, the Company issued 3,595,895 shares of Common Stock. This is comprised of 510,955 shares in payment of preferred stock dividends, 2,750,903 shares issued on August 18, 2022 in connection with the vesting of grants pursuant to the 2017 Equity Incentive Plan, and 334,037 shares issued in payment of the Bloody Disgusting earnout commitment.

During the nine months ended December 31, 2021, we issued 8,642,648 shares of Common Stock which consist of the sale of shares of our Class A common stock, issuance of Common Stock for business combination, the issuances of Common Stock in payment of preferred stock dividends and in payment of Board of Director retainer fees.

PREFERRED STOCK

Cumulative dividends in arrears on preferred stock were $0.1 million as of December 31, 2022 and 2021. In May, June and November 2022, we paid preferred stock dividends in arrears in the form of 510,955 shares of Class A Common Stock.

TREASURY STOCK

We have treasury stock, at cost, consisting of 1,315,851 shares of Common Stock at December 31, 2022 and March 31, 2022.

EQUITY INCENTIVE PLANS

Stock Based Compensation Awards

Awards issued under our 2000 Equity Incentive Plan (the “2000 Plan”) may be in any of the following forms (or a combination thereof) (i) stock option awards; (ii) SARs; (iii) stock or restricted stock or restricted stock units; or (iv) performance awards. The 2000 Plan provides for the granting of incentive stock options (“ISOs”) with exercise prices not less than the fair market value of our Common Stock on the date of grant. ISOs granted to shareholders having more than 10% of the total combined voting power of the Company must have exercise prices of at least 110% of the fair market value of our Common Stock on the date of grant. ISOs and non-statutory stock options granted under the 2000 Plan are subject to vesting provisions, and exercise is subject to the continuous service of the participant. The exercise prices and vesting periods (if any) for non-statutory options are set at the discretion of our compensation committee. On November 1, 2017, upon the consummation of the initial equity investment in Cinedigm by Bison, as a result of which there was a change of control of the Company, all stock options (incentive and non-statutory) and shares of restricted stock were vested immediately and the options became fully exercisable.

In connection with the grants of stock options and shares of restricted stock under the 2000 Plan, we and the participants have executed stock option agreements and notices of restricted stock awards setting forth the terms of the grants. The 2000 Plan provided for the issuance of up to 2,380,000 shares of Common Stock to employees, outside directors and consultants.

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Options outstanding and exercisable under the 2000 Plan are as follows:

	As of December 31, 2022:
Range of Prices	Options Outstanding and Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$1.16 - $7.40	5,000	2.50	$7.40	$—
$13.70 - $24.40	207,037	0.78	14.63	—
	212,037	0.82	$14.46	$—

	As of March 31, 2022:
Range of Prices	Options Outstanding and Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$7.40	5,000	3.25	$7.40	$—
$14.00 - $24.40	212,337	1.50	14.65	—
	217,337	1.54	$14.49	$—

In August 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan). The 2017 Plan replaced the 2000 Plan, and applies to employees and directors of, and consultants to, the Company. The 2017 Plan provides for the issuance of up to 18,098,270 shares of Common Stock, in the form of various awards, including stock options, SARs, restricted stock, restricted stock units, PSUs and cash awards.

SARs outstanding under the 2017 Plan are as follows:

	As of December 31, 2022:
Range of Prices	SARs Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$0.33 - $0.74	8,650,000	8.61	$0.56	$—
$1.16 - $1.47	2,128,277	6.55	1.39	—
$1.71 - $2.10	2,237,493	8.36	1.92	—
$2.23 - $2.56	455,583	8.81	2.28	—
	13,471,353			$—

	As of March 31, 2022:
Range of Prices	SARs Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$0.54 - $0.74	5,550,000	8.74	$0.62	$1,208
$1.16 - $1.47	2,283,610	7.90	1.37	—
$1.71 - $2.10	2,455,738	8.91	1.97	—
$2.23 - $2.56	604,250	9.60	2.32	—
	10,893,598			$1,208

An analysis of all SARs exercisable under the 2017 Plan as of December 31, 2022 is presented below:

SARs Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
5,448,345	7.75	$1.13	$—

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Total SARs outstanding are as follows:

Nine Months Ended December 31, 2022
SARs Outstanding - March 31, 2022	10,893,598
Issued	3,100,000
Forfeited	(522,245)
Total SARs Outstanding - December 31, 2022	13,471,353

The following weighted average assumptions were used to estimate the fair value of SARs granted as follows:

Nine Months Ended December 31, 2022
Expected dividend yield	—
Expected equity volatility	111.89%
Expected term (years)	6.50
Risk-free interest rate	4.49%
Exercise price	$0.49
Market price per share	$0.49
Weighted average fair value per SAR	$0.43

The risk-free rates are based on the implied yield available on U.S. Treasury constant maturities with remaining terms equivalent to the respective expected terms of the options.

In addition, the Company has granted PSU awards under the 2017 Plan to employees. These awards vest upon certain performance goals being achieved as of March 31, 2022 and 2023 and can be settled in cash or equity upon vesting. During the three and nine months ended December 31, 2022, the Company issued 482,628 shares of common stock, net of 199,498 shares withheld to pay taxes, related to the vesting of 682,126 of PSU awards. As of December 31, 2022, there were 696,280 of PSU awards outstanding that vest as of March 31, 2023 subject to achieving certain performance goals. No additional PSU awards were granted during the three and nine months ended December 31, 2022. During the nine months ended December 31, 2022, 482,628 shares were issued for vested awards.

Employee and director stock-based compensation expense related to our stock-based awards was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Selling, general and administrative	$708	$1,349	$3,906	$3,278

There was $0.1 million of stock-based compensation expense for the three months ended December 31, 2022 and 2021, respectively, related to the Board. There was $0.3 million and $0.3 million of stock-based compensation for the nine months ended December 31, 2022 and 2021, respectively, related to Board of Directors compensation. During the nine months ended December 31, 2022, the Company issued 684,024 restricted shares to non-employee directors.

Options Granted Outside Cinedigm's Equity Incentive Plan

As of March 31, 2022, there were 12,500 options and 600,000 SARs granted to employees outside of Cinedigm's Equity Incentive Plan. During the three months ended December 31, 2022,100,000 SARs were granted as an inducement to a new employee.

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

5. LINE OF CREDIT FACILITY

On September 15, 2022, the Company entered into a Loan, Guaranty, and Security Agreement with EWB. The agreement provided for a Line of Credit Facility of $5.0 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and such subsidiaries’ assets. The Line of Credit Facility bears interest at a rate equal to 1.5% above the prime rate, 9.0% as of December 31, 2022. The Line of Credit Facility expires on September 15, 2023 with a one-year extension available at EWB’s discretion. As of December 31, 2022, $5.0 million was outstanding on the Line of Credit Facility. Under the Line of Credit Facility, the Company is subject to certain financial and nonfinancial covenants including terms which require the Company to maintain certain metrics and ratios, maintain certain minimum cash on hand, and to report financial information to our lender on a periodic basis. During the three and nine months ended December 31, 2022 the Company had interest expense of $0.1 million related to the Line of Credit Facility.

6. SEGMENT REPORTING

We operate in two reportable segments: Cinema Equipment and Content & Entertainment. Our segments were determined based on the economic characteristics of our products and services, our internal organizational structure, the manner in which our operations are managed and the criteria used by our Chief Operating Decision Maker ("CODM") to evaluate performance, which is generally the segment’s operating income (loss) before depreciation and amortization.

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Operations of:	Products and services provided:
Cinema Equipment

Financing vehicles and administrators for 343 Systems installed nationwide in our first deployment phase (“Phase I Deployment”) to theatrical exhibitors and for 54 Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”).

We retain ownership of the Systems and the residual cash flows related to the Systems in Phase I Deployment after the repayment of all non-recourse debt at the expiration of exhibitor master license agreements. For certain Phase II Deployment Systems, we do not retain ownership of the residual cash flows and digital cinema equipment after the completion of cost recoupment and at the expiration of the exhibitor master license agreements.

Provides monitoring, collection, verification and management services as well as to exhibitors who purchase their own equipment, and also collects and disburses VPFs from motion picture studios, distributors and ACFs from alternative content providers, movie exhibitors and theatrical exhibitors (collectively, “Services”).

Content & Entertainment

Leading independent streaming company of content and channels. We collaborate with producers and other content owners to market, source, curate and distribute independent content to targeted and under-served audiences in theatres and homes, and via mobile and emerging platforms.

The following tables present certain financial information related to our reportable segments and Corporate (in thousands):

	As of December 31, 2022
	Intangible Assets, Net	Goodwill	Total Assets	Line of Credit, Net
Cinema Equipment	$—	$—	$7,977	$—
Content & Entertainment	18,638	21,025	77,118	—
Corporate	226	—	9,800	4,867
Total	$18,864	$21,025	$94,895	$4,867

	As of March 31, 2022
	Intangible Assets, Net	Goodwill	Total Assets	Line of Credit, Net
Cinema Equipment	$—	$—	$24,445	$—
Content & Entertainment	19,946	21,084	68,873	—
Corporate	88	—	11,318	—
Total	$20,034	$21,084	$104,636	$—

	Condensed Consolidated Statement of Operations
	Three Months Ended December 31, 2022
	Cinema Equipment	Content & Entertainment	Corporate	Consolidated
Revenues	$7,186	$20,696	$—	$27,882
Direct operating	89	14,322	—	14,411
Selling, general and administrative	912	3,794	4,401	9,107
Allocation of corporate overhead	88	2,407	(2,495)	—
Depreciation and amortization	82	734	108	924
Total operating expenses	1,171	21,257	2,014	24,442
Operating income (loss)	$6,015	$(561)	$(2,014)	$3,440

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows (in thousands):

	Three Months Ended December 31, 2022
	Cinema Equipment	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	—	708	708
Total stock-based compensation	$—	$—	$708	$708

	Condensed Consolidated Statement of Operations
	Three Months Ended December 31, 2021
	Cinema Equipment	Content & Entertainment	Corporate	Consolidated
Revenues	$2,060	$12,024	$—	$14,084
Direct operating	139	6,320	—	6,459
Selling, general and administrative	99	3,720	3,539	7,358
Allocation of corporate overhead	143	964	(1,107)	—
Depreciation and amortization	196	831	4	1,031
Total operating expenses	577	11,835	2,436	14,848
Operating income (loss)	$1,483	$189	$(2,436)	$(764)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows (in thousands):

	Three Months Ended December 31, 2021
	Cinema Equipment	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	552	797	1,349
Total stock-based compensation	$—	$552	$797	$1,349

	Condensed Consolidated Statement of Operations
	Nine Months Ended December 31, 2022
	Cinema Equipment	Content & Entertainment	Corporate	Consolidated
Revenues	$11,218	$44,260	$—	$55,478
Direct operating	359	29,500	—	29,859
Selling, general and administrative	2,553	11,452	15,011	29,016
Allocation of corporate overhead	284	7,651	(7,935)	—
Depreciation and amortization	303	2,282	323	2,908
Total operating expenses	3,499	50,885	7,399	61,783
Operating income (loss)	$7,719	$(6,625)	$(7,399)	$(6,305)

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows (in thousands):

	Nine Months Ended December 31, 2022
	Cinema Equipment	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	—	3,906	3,906
Total stock-based compensation	$—	$—	$3,906	$3,906

	Condensed Consolidated Statement of Operations
	Nine Months Ended December 31, 2021
	Cinema Equipment	Content & Entertainment	Corporate	Consolidated
Revenues	$11,544	$27,658	$—	$39,202
Direct operating	560	13,863	—	14,423
Selling, general and administrative	856	10,081	9,583	20,520
Allocation of corporate overhead	412	2,763	(3,175)	—
Depreciation and amortization	1,001	2,658	4	3,663
Total operating expenses	2,829	29,365	6,412	38,606
Operating income (loss)	$8,715	$(1,707)	$(6,412)	$596

The following employee and director stock-based compensation expense related to our stock-based awards is included in the above amounts as follows (in thousands):

	Nine Months Ended December 31, 2021
	Cinema Equipment	Content & Entertainment	Corporate	Consolidated
Direct operating	$—	$—	$—	$—
Selling, general and administrative	—	1,063	2,215	3,278
Total stock-based compensation	$—	$1,063	$2,215	$3,278

7. INCOME TAXES

We calculate income tax expense upon an annual effective tax rate forecast, including estimates and assumptions. We recorded an income tax benefit (expense) of $0.0 million for the three and nine months ended December 31, 2022. We recorded an income tax benefit of approximately $0.0 million and $0.6 million for the three and nine months ended December 31, 2021, respectively. We have not recorded tax benefits on our loss before income taxes because we have provided for a full valuation allowance that offsets potential deferred tax assets resulting from net operating loss carry forwards, reflecting our inability to use such loss carry forwards.

Our effective tax rate for the three months ended December 31, 2022 and 2021 was 0% and 4%, respectively. Our effective tax rate for the nine months ended December 31, 2022 and 2021 was 0% and (14%), respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our historical Condensed Consolidated Financial Statements and the related notes included elsewhere in this report.

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

OVERVIEW

Since our inception, we have played a significant role in the digital distribution revolution that continues to transform the media landscape. In addition to our pioneering role in transitioning approximately 12,000 movie screens from traditional analog film prints to digital distribution, we have become a leading distributor of independent content, both through organic growth and acquisitions. We distribute products for major brands such as Hallmark, Televisa, ITV, Nelvana, ZDF, Konami, NFL and Scholastic, as well as leading international and domestic content creators, movie producers, television producers and other short-form digital content producers. We collaborate with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to Apple iTunes, Amazon Prime, Netflix, Hulu, Xbox, Pluto, Tubi and most video-on-demand (“VOD”) and free ad-supported television (“FAST”) streaming platforms, as well as (ii) physical goods, including DVD and Blu-ray Discs.

We report our financial results in two reportable segments as follows: (i) Cinema Equipment Business ("Cinema Equipment") and (ii) Content and Entertainment Business (“Content & Entertainment”). The Cinema Equipment segment consists of the non-recourse, financing vehicles and administrators for our digital cinema equipment (the “Systems”) installed in movie theatres throughout North America. It also provides fee-based support to over 465 movie screens as well as directly to exhibitors and other third-party customers in the form of monitoring, billing, collection and verification services. Our Content & Entertainment segment operates in: (i) ancillary market aggregation and distribution of entertainment content and (ii) branded and curated over-the-top (“OTT”) digital network business providing entertainment channels and applications.

Beginning in December 2015, certain of our cinema equipment began to reach the conclusion of their 10-year deployment payment period with certain distributors and, therefore, Virtual Print Fee (“VPF”) revenues ceased to be recognized on such Systems, related to such distributors. Furthermore, because the Phase I Deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I Deployment Systems has ended. The reduction in VPF revenue on Cinema Equipment systems approximately coincided with the conclusion of certain of our non-recourse debt obligations and, therefore, the reduced cash outflows related to such non-recourse debt obligations partially offset the reduced VPF revenue since November 2017.

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time they have the option to: (i) return the Systems to us; (ii) renew their license agreement for successive one-year terms; or (iii) purchase the Systems from us at fair market value. As permitted by these agreements, we typically pursue the sale of the Systems to such exhibitors. Such sales were as originally contemplated as the conclusion of the digital cinema deployment plan.

We are structured so that our Cinema Equipment segment operates independently from our Content & Entertainment segment.

Financial Condition and Liquidity

As of December 31, 2022, the Company has an accumulated deficit of $479.2 million and negative working capital of $4.5 million. For the three and nine months ended December 31, 2022, the Company had net income (loss) attributable to common shareholders of $4.9 million and ($6.9) million, respectively. Net cash used in operating activities for the nine months ended December 31, 2022 was $7.9 million. We may continue to generate net losses for the foreseeable future.

The Company is party to a Loan, Guaranty, and Security Agreement with East West Bank (“EWB”) providing for a revolving line of credit (the “Line of Credit Facility”) of $5.0 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and such subsidiaries’ assets. The Line of Credit Facility bears interest at a rate equal to 1.5% above the prime rate. The Line of Credit Facility expires on September 15, 2023 with a one-year extension available at EWB’s discretion. As of December 31, 2022, $5.0 million was outstanding on the Line of Credit Facility. Under the Line of Credit Facility, the Company is subject to certain financial and nonfinancial covenants including terms which require the Company to maintain certain metrics and ratios, maintain certain minimum cash on hand, and to report financial information to our lender on a periodic basis.

We believe our cash and cash equivalent balances, and availability under our credit facility, as of December 31, 2022 will be sufficient to support our operations for at least twelve months from the filing of this report. The Company may also undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs.

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our Condensed Consolidated Financial Statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2 – Summary of Significant Accounting Policies, of the Notes to the Condensed Consolidated Financial Statements, included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this Quarterly Report on Form 10-Q. Management believes that fair value estimates, revenue recognition, asset acquisitions and business combinations are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

Results of Operations for the Three Months Ended December 31, 2022 and 2021 (in thousands):

Revenues

	For the Three Months Ended December 31,				Change Period over Period
	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
Content & Entertainment
Streaming and Digital	$12,576	45%	$8,357	59%	$4,219	50%
Base Distribution	8,120	29%	3,667	26%	4,453	121%
Cinema Equipment	7,186	26%	2,060	15%	5,126	249%
	$27,882	100%	$14,084	100%	$13,798	98%

Streaming and Digital experienced 79% growth in “FAST” and TV-VOD revenue due to the addition of six new streaming channels related to the Asian Media Rights, LLC d/b/a Digital Media Rights ("DMR") business acquisition and five managed channel additions of The Country Network, Real Madrid TV, El Rey, The Elvis Presley Channel and The Only Way is Essex. Additionally, Subscription revenue grew 38% primarily due to the Screambox platform performance driven by strong content acquisition strategies driving increasing subscriptions and the aforementioned DMR business acquisition. New releases such as Terrifier 2, MK Ultra, Chesapeake Shores, and continued success of Demon Slayer, Highlander and Short Circuit added to overall performance.

Revenue in Base Distribution increased by 121% for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The increase is driven by significant growth in box office theatrical performance bolstered by the Terrifier 2 release during the three months ended December 31, 2022.

Revenues generated by the Cinema Equipment business increased as a result of an increase in Phase II variable consideration of $7.4 million during the period offset by lower system revenue and eligible VPF systems. Total system revenue recognized was ($0.3) million and $1.3 million, during the three months ended December 31, 2022 and 2021, respectively. Blockbuster content released during the period ending December 31, 2022 was consistent with Studio output from the prior period, however VPF eligible theatres decreased significantly for the same period last year.

Direct Operating Expenses

	For the Three Months Ended December 31,		Change Period over Period
	2022	2021	$ Change	% Change
Content & Entertainment	$14,322	$6,320	$8,002	127%
Cinema Equipment	89	139	(50)	36%
	$14,411	$6,459	$7,952	123%

The increase in direct operating expenses for the three months ended December 31, 2022 for the Content & Entertainment segment compared to the prior year was primarily due to $6.6 million higher content and licensing costs including royalties and distribution expenses related to the continued growth in revenue noted above, coupled with a $1.2 million increase related to DVD manufacturing and fulfillment.

Selling, General and Administrative Expenses

	For the Three Months Ended December 31,		Change Period over Period
	2022	2021	$ Change	% Change
Compensation expense	$5,135	$3,881	$1,254	32%
Public company expenses	1,780	1,560	220	14%
Share-based compensation	709	1,349	(640)	(47)%
Insurance expense	625	391	234	60%
Other operating expenses	858	177	681	385%
	$9,107	$7,358	$1,749	24%

Selling, general and administrative expenses for the three months ended December 31, 2022 increased by $1.7 million primarily due to a $1.3 million increase in compensation expense primarily from the acquisition of DMR partially offset by a reduction in payroll taxes in the prior year as a result of the CARES Act and $0.7 million increase in other operating expenses primarily from rent, direct marketing and subscriptions, offset by $0.6 million decrease related to stock-based compensation to management and employees.

Public company expenses include accounting, legal, audit, investor relations and other related public company costs.

Depreciation and Amortization Expense

	For the Three Months Ended December 31,		Change Period over Period
	2022	2021	$ Change	% Change
Amortization of Intangible Assets	$713	$695	$18	3%
Depreciation of Property and Equipment	211	336	(125)	(37)%
	$924	$1,031	$(107)	(10)%

Depreciation expense decreased primarily due to the majority of our digital cinema projection systems reaching the conclusion of their ten-year useful lives during the three months ended December 31, 2022.

Interest expense, net

Interest expense, net increased by $0.3 million from $0.1 million for the three months ended December 31, 2021 to $0.4 million for the December 31, 2022 as a result of deferred and earnout consideration accretion related to the acquisitions of Bloody Disgusting, FoundationTV and DMR and interest expense associated with our new Line of Credit facility obtained in September 2022.

Employee retention tax credit

Employee retention tax credit was $2.0 million for the three months ended December 31, 2022 compared to no employee retention credit for the three months ended December 31, 2021. The employee retention tax credits were filed pursuant to the CARES Act.

Results of Operations for the Nine Months Ended December 31, 2022 and 2021

Revenues

	For the Nine Months Ended December 31,				Change Period over Period
	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
Content & Entertainment
Streaming and Digital	$33,115	60%	$21,292	54%	$11,823	56%
Base Distribution	11,145	20%	6,366	16%	4,779	75%
Cinema Equipment	11,218	20%	11,544	30%	(326)	(3)%
	$55,478	100%	$39,202	100%	$16,276	42%

Streaming and Digital experienced 102% growth in “FAST” and TV-VOD revenue due to the addition of six new streaming channels related to the DMR business acquisition and five managed channel additions of The Country Network, Real Madrid TV, El Rey, The Elvis Presley Channel and The Only Way is Essex. Additionally, Subscription revenue grew 39% primarily due to the Screambox platform performance driven by strong content acquisition strategies driving increasing subscriptions and the aforementioned DMR business acquisition. Top performing titles, including new releases, such as the Terrifier 2, Demon Slayer, Boon, The Ravine, The Mulligan, Incarnation, 7 Days, Chesapeake Shores, When Calls the Heart and the classics, Short Circuit and Highlander added to overall performance.

Revenue in Base Distribution increased by 75% for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021. The increase is driven by significant growth in box office theatrical performance bolstered by the Terrifier 2 release during the nine months ended December 31, 2022.

Revenues generated by our Cinema Equipment business decreased slightly despite an increase in Phase II variable consideration of $9.1 million during the period. Total system revenue recognized was $2.0 million and $9.1 million during the nine months ended December 31, 2022 and 2021, respectively. Blockbuster content released during the period ending December 31, 2022 was consistent with Studio output from the prior period, however VPF eligible theatres decreased significantly for the same period last year.

Direct Operating Expenses

	For the Nine Months Ended December 31,		Change Period over Period
	2022	2021	$ Change	% Change
Content & Entertainment	$29,500	$13,863	$15,637	113%
Cinema Equipment	359	560	(201)	(36)%
	$29,859	$14,423	$15,436	107%

The increase in direct operating expenses in the nine months ended December 31, 2022 for the Content & Entertainment segment was primarily due to $11.0 million higher content and licensing costs including royalties and distribution expenses related to the continued growth in revenue noted above, coupled with a $2.4 million increase related to DVD manufacturing and fulfillment, a $1.2 million increase in delivery, platform and Software as a service (“SaaS”) and platform expenses, primarily due to the additive DMR acquisition, $0.7 million related to film restoration and conversion and website content production costs.

The decrease in direct operating expenses in the nine months ended December 31, 2022 for the Equipment business compared to the prior period was primarily due to a decrease in property taxes as a result of system sales.

Selling, General and Administrative Expenses

	For the Nine Months Ended December 31,		Change Period over Period
	2022	2021	$ Change	% Change
Compensation expense	$14,864	$10,369	$4,495	43%
Public company expenses	5,193	4,214	979	23%
Share-based compensation	3,906	3,277	629	19%
Insurance expense	2,048	1,181	867	73%
Other operating expenses	3,005	1,479	1,526	103%
	$29,016	$20,520	$8,496	41%

Selling, general and administrative expenses for the nine months ended December 31, 2022 increased by $8.5 million primarily due to $2.2 million increase in compensation expense from the acquisitions of Fandor, DMR, and Bloody Disgusting, $1.6 million increase in bonus, severance and insurance expense related to management and employees, $1.0 million increase related to legal expense and $1.1 million increase in other operating expenses primarily from rent, direct marketing and subscriptions.

Public company expenses include accounting, legal, audit, investor relations and other related public company costs.

Depreciation and Amortization Expense

	For the Nine Months Ended December 31,		Change Period over Period
	2022	2021	$ Change	% Change
Amortization of Intangible Assets	2,193	2,238	(45)	(2)%
Depreciation of Property and Equipment	715	1,425	(710)	(50)%
	$2,908	$3,663	$(755)	(21)%

Depreciation expense decreased primarily due to the majority of our digital cinema projection systems reaching the conclusion of their ten-year useful lives during the nine months ended December 31, 2022.

Interest expense, net

Interest expense, net increased by $0.6 million to $0.9 million for the nine months ended December 31, 2022 as a result of deferred and earnout consideration accretion related to the acquisitions of Bloody Disgusting, FoundationTV and DMR and interest expense associated with our new Line of Credit facility obtained in September 2022.

Employee retention tax credit

Employee retention tax credit was $2.5 million for the nine months ended December 31, 2022 compared to no employee retention credit for the nine months ended December 31, 2021. The employee retention tax credits were filed pursuant to the CARES Act.

Changes in fair value in Metaverse

On April 1, 2022, trading of Metaverse’s ordinary shares was halted on the Hong Kong Stock Exchange. This investment was previously a level 1 investment as the shares were being actively traded in a marketplace, but with the trading of the shares being halted the Company needed to reassess the fair value level of the investment. Without an active market where the shares are being traded, the investment no longer qualifies as a level 1. The changes in the valuation resulted in a decrease in fair value of $1.8 million during the nine months ended December 31, 2022.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Adjusted EBITDA is not a measurement of financial performance under GAAP and may not be comparable to other similarly titled measures of other companies. We use Adjusted EBITDA as a financial metric to measure the financial performance of the business because management believes it provides additional information with respect to the performance of its fundamental business activities. For this reason, we believe Adjusted EBITDA will also be useful to others, including our stockholders, as a valuable financial metric.

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

We believe that Adjusted EBITDA is a performance measure and not a liquidity measure, and therefore a reconciliation between net income (loss) from continuing operations and Adjusted EBITDA has been provided in the financial results. Adjusted EBITDA should not be considered as an alternative to net income (loss) from operations as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. In addition, Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. We do not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should be read only in conjunction with our Condensed Consolidated Financial Statements prepared in accordance with GAAP.

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA:

	For the Three Months Ended December 31,
	2022	2021
Net income (loss)	$5,022	$(404)
Add Back:
Income tax benefit	—	(26)
Depreciation and amortization	924	1,031
Interest expense	367	97
Change in fair value on equity investment in Metaverse	—	(453)
Other expense	91	107
Provision (recovery) for doubtful accounts	7	(378)
Stock-based compensation	708	1,349
Employee retention tax credit	(2,025)	—
Net (income) loss attributable to noncontrolling interest	(8)	19
Adjusted EBITDA	$5,086	$1,342

Adjustments related to Cinema Equipment
Depreciation and amortization	$(82)	$(196)
Provision for doubtful accounts	(7)	—
Income from operations	(5,948)	(1,483)
Adjusted EBITDA from non-Cinema Equipment	$(951)	$(337)

	For the Nine Months Ended December 31,
	2022	2021
Net income (loss)	$(6,620)	$4,595
Add Back:
Income tax benefit	—	(576)
Depreciation and amortization	2,908	3,663
Gain on forgiveness of PPP loan	—	(2,178)
Interest expense	880	277
Change in fair value on equity investment in Metaverse	1,828	(1,453)
Other expense	661	283
Provision (recovery) for doubtful accounts	54	(418)
Stock-based compensation	3,906	3,278
Employee retention tax credit	(2,475)	—
Net (income) loss attributable to noncontrolling interest	(35)	23
Adjusted EBITDA	$1,107	$7,494

Adjustments related to Cinema Equipment
Depreciation and amortization	$(303)	$(1,001)
Acquisition, integration and other expense	—	(11)
Provision (recovery) for doubtful accounts	(54)	500
Income from operations	(7,720)	(8,715)
Adjusted EBITDA from non-Cinema Equipment	$(6,970)	$(1,733)

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements included herein.

Cash Flow

Changes in our cash flows were as follows:

	For the Nine Months Ended December 31,
	2022	2021
Net cash (used in) provided by operating activities	$(7,901)	$4,746
Net cash used in investing activities	(429)	(5,031)
Net cash provided by financing activities	4,064	2,636
Net increase (decrease) in cash and cash equivalents	$(4,266)	$2,351

For the nine months ended December 31, 2022, net cash used in operating activities is primarily driven by loss from operations, excluding non-cash expenses such as depreciation, amortization, recovery for doubtful accounts and stock-based compensation, including other changes in working capital. Additionally, during the nine months ended December 31, 2022, the Company decreased accounts payable by $11.8 million to vendors. Cash received from VPFs decreased from the previous period in alignment with the decrease in eligible VPF systems. Prepaid and other current assets increased by $2.7 million. Operating cash flows from the Content & Entertainment segment are typically seasonally lower during the first two fiscal quarters and higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season. In addition, we made $1.1 million in advances for the nine months ended December 31, 2022, we make advances on theatrical releases and to certain home entertainment distribution clients for which initial expenditures are generally recovered within six to twelve months.

For the nine months ended December 31, 2021, net cash provided by operating activities was primarily driven by income from operations, excluding non-cash expenses such as depreciation, amortization, provision for doubtful accounts and stock-based compensation, gain on extinguishment of note payable, including other changes in working capital. Additionally, during the nine months ended December 31, 2021, the Company paid down $32.6 million to vendors at both the Content & Entertainment segment and Corporate. Operating cash flows from the Content & Entertainment segment are typically higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season, and lower in the other two quarters as we pay royalties on such revenues. In addition, we make advances on theatrical releases and to certain home entertainment distribution clients for which initial expenditures are generally recovered within six to twenty four months. For the nine months ended December 31, 2021 revenues from the sale of digital projections Systems was $9.1 million.

Off-balance sheet arrangements

We are not a party to any off-balance sheet arrangements other than as discussed in Note 2 – Summary of Significant Accounting Policies, Basis of Presentation and Consolidation and Note 3 - Other Interests to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, we hold a 100% equity interest in CDF2 Holdings, which is an unconsolidated variable interest entity (“VIE”), which wholly owns Cinedigm Digital Funding 2, LLC; however, we are not the primary beneficiary of the VIE.

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

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in the Exchange Act), as of December 31, 2022. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures due to the material weaknesses identified in our internal control over financial reporting as of December 31, 2022.

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

The steps we took to address the deficiencies identified included:

●	we hired a new Chief Financial Officer;

●	we hired a new Executive Vice President (“EVP”) Finance & Accounting;

●	we have restructured accounting processes and revised organizational structures to enhance accurate accounting and appropriate financial reporting;

●	we have hired additional experienced accounting personnel in the corporate office to enhance the application of accounting standards and our financial closing and reporting process;

●	we have engaged external advisors to provide financial accounting and reporting assistance;

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

As noted above, we believe that, as a result of management’s in-depth review of its accounting processes, and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-Q and, to the best of our knowledge, we believe that the Condensed Consolidated Financial Statements in this Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows in conformity with GAAP.

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

Changes in Internal Control Over Financial Reporting

There have been no changes, other than our remediation efforts discussed above, in the Company’s internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Document
4.1	Trademark Security Agreement dated as of September 15, 2022 by and between East West Bank and each of Cinedigm Corp. and the Guarantors party thereto.
4.2	Copyright Security Agreement dated as of September 15, 2022 by and between East West Bank and each of Cinedigm Corp. and the Guarantors party thereto.
10.1	Amended and Restated Loan, Guaranty and Security Agreement dated as of September 15, 2022 by and between Cinedigm Corp., East West Bank and the Guarantors named therein.
31.1	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEDIGM CORP.

Date: February 14, 2023	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 14, 2023	By:	/s/ John K. Canning
John K. Canning Chief Financial Officer (Principal Financial Officer)