Form 10-K
period 2023-03-31
Cineverse Corp.
filed 2023-06-29
CIK 1173204

ema

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-31810

Cineverse Corp.

(Exact name of registrant as specified in its charter)

Delaware	22-3720962
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

244 Fifth Avenue, Suite M289, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

(212) 206-8600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
CLASS A COMMON STOCK, PAR VALUE $0.001 PER SHARE	CNVS	NASDAQ CAPITAL MARKET

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.	Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer based on a price of $7.90 per share, the closing price of such common equity on the Nasdaq Global Market, as of September 30, 2022, was $58,637,073.46. For purposes of the foregoing calculation, all directors, officers and shareholders who beneficially own 10% of the shares of such common equity have been deemed to be affiliates, but the Company disclaims that any of such persons are affiliates.

As of June 27, 2023, 11,682,903 shares of Class A Common Stock, $0.001 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cineverse Corp.

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

ii

PART I

ITEM 1. BUSINESS

OVERVIEW

Cineverse Corp. (“Cineverse”, “us”, “our”, and “Company” refers to Cineverse Corp. and its subsidiaries unless the context otherwise requires) was incorporated in Delaware on March 31, 2000. On May 22, 2023, the Company changed its corporate name to Cineverse Corp. Cineverse is a premier streaming technology and entertainment company with core business segments (i) across a portfolio of owned and operated enthusiast streaming channels with large fan bases; (ii) as a large-scale global aggregator and full-service distributor of feature films and television programs; (iii) as a proprietary technology software-as-a-service platform for over-the-top (“OTT”) app development and content distribution; and (iv) as a leading servicer of domestic and international digital cinema assets.

Over the past several years, Cineverse has transformed itself from being a digital cinema equipment and physical content distributor to a leading independent streaming company with the planned phasing out of its legacy projector division.

Cineverse is a leading independent streaming entertainment company serving global enthusiast fan bases. Since our inception, we have played a significant role in the digital distribution revolution that continues to transform the media and entertainment landscape. Cineverse delivers high-quality, curated content through subscription video on demand ("SVOD"), dedicated ad-supported ("AVOD"), ad-supported streaming linear ("FAST") channels, social video streaming services, and audio podcasts.

Cineverse’s broad portfolio enables the Company to achieve significant market share on every key consumer streaming devices and platforms. As the Company expands further into high-growth distribution territories globally, the Company expects each of these channels to generate high-margin revenues to Cineverse. As its channel portfolio has grown, the Company’s viewership and subscription metrics have grown significantly. The Company currently reaches over 72 million monthly active users across streaming apps, FAST linear channels, third party services, social video, and browser based services. The Company has rights to a library of over 58,000 film & TV assets, 26 different enthusiast streaming brands including 16 live streaming channels, and over 1.23 million SVOD subscribers. The Company’s services are available to consumers on an addressable footprint of an estimated 1.1 billion streaming devices.

Cineverse has been a technological pioneer over its history and continues to be one today. Through its world-class, proprietary streaming technology, the Company has become a partner of choice for content producers, rights holders, and major media companies seeking to launch web, mobile, and connected TV streaming services to monetize their content in the streaming ecosystem. The Company’s streaming technology platform, known as MatchpointTM, is a software-based streaming operating platform which provides clients with AVOD, SVOD, TVOD and linear capabilities, automates the distribution of content, and features a robust data analytics platform. The Company has a long legacy in using technology to transform the entertainment industry, and played a pioneering role in transitioning movie screens from traditional analog film prints to digital distribution.

The Company operates a growing portfolio of OTT streaming entertainment channels. The Company distributes content for major brands such as Hallmark, Televisa, ITV, Nelvana, ZDF, Konami, NFL, NHL, and Cirque du Soliel, as well as leading international and domestic content creators, movie producers, television producers and other short form digital content producers. Cineverse collaborates with producers, major brands and other IP owners to market, source, curate and distribute quality content to targeted audiences through (i) third-party streaming service providers, including Apple, Amazon Prime, Netflix, Hulu, Xbox, Tubi, PlutoTV, and Vudu, (ii) packaged distribution of physical consumer products to wholesalers and retailers with sales coverage to over 48,000 retail and e-commerce storefronts, including Walmart, Target, Best Buy and Amazon.

The Company is well positioned in a changing media and entertainment landscape. Cineverse is capitalizing on an evolving competitive environment where the top of the streaming industry is consolidating including competitors such as Netflix, Amazon Prime, Hulu and Disney Plus while Cineverse has a complimentary offering as a leading independent distributor with a focus on the enthusiast segment of the market. Based on publicly accessible data and internal Company research, less than 3% of the total content listed on IMDB released since 1950 is available on the top 10 global streaming services. The Company believes the enthusiast segment, focusing on the 97% of content and genres not offered by major streamers, provides a significant and underserved market opportunity on a global basis. Today, the Company operates channels in numerous specialty sectors, including faith and family, anime, action, horror, sports, Westerns, Asian, standup comedy, and other major segments.

Given our extensive experience in operating and distributing enthusiast content, and the ability to centralize operations and reduce operating costs due to our proprietary technology, the Company has developed an M&A roll-up strategy with a focus on enthusiast channels, content, and supporting technology. Over the past several years, the Company has acquired numerous channels and content libraries.

The Company will continue to pursue accretive M&A opportunities in order to grow profitably and fortify its competitive advantage. As part of its M&A strategy, the Company is:

•
Executing on roll-up by completing several content related acquisitions enabling monetization;
•
Focused on acquiring premium content and streaming channels;
•
Exploring opportunities for new technology and other revenue channels including NFTs, ecommerce, podcasts and merchandise; and
•
Leveraging its proprietary tech platform (MatchpointTM), which allows for on-boarding multiple acquisitions concurrently.

Some of the evolving consumer habits that are driving consumption of streaming and OTT content include:

•
Continued “cord-cutting” resulting in an increase in SVOD & AVOD migration,
•
Consumer preference towards third party channels and content platforms,
•
The rapid adoption of connected televisions and other dedicated streaming devices,
•
A rapid rise in consumption of ad-based content, and
•
Increasing demand for underserved content.

The Company believes it is positioned to deliver sustained profitable growth in the future by executing on several key initiatives:

•
Content: Acquiring and distributing high-quality, curated content through SVOD, AVOD and linear FAST channels
•
Technology & Distribution:
o
Dramatically expanding streaming content business through its Matchpoint™ platform,
o
Launching and scaling our portfolio of enthusiast streaming channels.
o
Accelerating the Company’s device and platform reach, which has exceeded 900 million consumer devices, and further establishing key strategic advantages through expanded partnership deals with connected streaming TV companies including Amazon, Samsung, Roku, YouTube TV and Vizio, as well as large OEM’s, cable companies and technology platforms including LG, Sling TV, and others.
o
Licensing film and TV content to every key player in OTT streaming ecosystem with Amazon, Apple, Netflix and Google.

•
Audience: Growing viewership and subscription numbers significantly beyond our current base of more than 72 million monthly viewers to potentially hundreds of millions of global viewers across billions of connected devices.
•
Financial Performance/Metrics:
o
Driving EBITDA through incremental revenue growth from new channel launches, expansion of distribution, improved monetization and partnerships, and continuous efforts on cost mitigation.

Our common stock is listed on the Nasdaq Capital Market, or Nasdaq, under the symbol “CNVS.”

On April 4, 2022, the Company received a letter from the Nasdaq indicating that the Company no longer met the Bid Price Rule. On June 7, 2023, The Nasdaq Stock Market LLC (“Nasdaq”) approved an additional extension through July 19, 2023, during which the Company may cure the previously-announced minimum bid price deficiency. In order to regain compliance with the Bid Price Rule, in addition to the initiation of the implementation of a stock repurchase program of up to 10 million shares in the open market over a 12 month period since announcement in March 2023, the Company has effected a reverse stock split.

On June 7, 2023, Cineverse Corp. filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company's Fifth Amended and Restated Certificate of Incorporation (the "Reverse Split Charter Amendment"), pursuant to which the Company effected a 1-for-20 reverse stock split of the Company's Class A common stock. The reverse stock split became effective as of 12:01 a.m. Eastern Time on June 9, 2023. All shares and price amounts in this report reflect the 1-for-20 reverse stock split effected on June 9, 2023.

CONTENT & ENTERTAINMENT SEGMENT

The Content & Entertainment segment provides some of the leading independent content distribution services in North America. We are unique among most independent distributors because of our direct relationships with thousands of digital as well as physical retail locations, including Walmart, Target, Apple, Netflix and Amazon, as well as the national Video on Demand platforms. Our library of films and television episodes encompasses award winning documentaries from Docurama Films®, acclaimed independent films, festival picks and a wide range of content from brand name suppliers, including NFL, Konami and Hallmark.

Additionally, we are leveraging our infrastructure, technology, content and distribution expertise to rapidly and cost effectively build and expand our streaming digital network businesses, which operates as Cineverse Networks.

The Company owns, operates and has the right to operate 64 different enthusiast streaming brands including 16 current live streaming channels under a wide array of business models.

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

We distribute our streaming channels in several distinct ways: direct-to-consumer, through major application platforms such as the web, iOS, Android, Roku, Apple TV, Amazon Fire, Vizio, and Samsung; and through third party distributors of content on platforms such as Amazon Prime, YouTubeTV, Xumo and Sling TV/Dish, and a wide variety of Smart TV manufacturers globally. Through our rapidly expanding base of distribution arrangements, Cineverse has an estimated addressable device footprint of 1.1 billion devices on a global basis. Our focus in the near term will be to expand our market position in the FAST and AVOD divisions of the streaming industry, taking advantage of the shift in television advertising revenue to the OTT market. We believe our scaled channel portfolio, our superior capabilities in launching and managing channels at scale, and our strategic partnerships with key content owners and platforms will provide us a strategic advantage to gain considerable market share in the immediate future.

Our Strategy

The shift from traditional entertainment consumption to streaming is accelerating. We believe that our large library of film and television programs, long-standing relationships with digital platforms, state of the art technologies and years of experience operating and growing streaming audiences (collectively, our “Streaming” business) will allow us to continue to build a diversified portfolio of enthusiasts OTT channels that generate recurring revenue streams from advertising, subscriptions and merchandising. We believe that our success, market leadership and scale will continue to attract strong brands and media companies who bring name recognition, high-quality film and television content, and strong marketing support.

We believe that we are well positioned to succeed in the streaming channel business for the following key reasons:

•
More than 15 years of experience as a primary distributor of content to scale third party OTT platforms such as Netflix, Hulu, Amazon Prime, Tubi, Apple iTunes and more, and nearly seven years of history operating OTT channels with millions of downloads, hundreds of thousands of registered users, and hundreds of millions of discrete data points on our customer’s behavior and preferences;
•
The depth and breadth of our almost 58,000 title film and television episode library;
•
Our digital assets and deep, long-standing relationships as launch partners that cover the major digital platforms and devices;
•
Our marketing expertise;
•
Our flexible releasing strategies, which differ from larger entertainment companies that need to protect their legacy businesses;
•
Our proprietary streaming technology enabling us to operate at scale and at lower operating costs than our competitors; and
•
Our experienced management team.

Intellectual Property

We own certain copyrights, trademarks and Internet domain names in connection with the Content & Entertainment segment. We view these proprietary rights as valuable assets. We maintain registrations, where appropriate, to protect them and monitor them on an ongoing basis.

CINEMA EQUIPMENT SEGMENT

Our Cinema Equipment segment was launched in 2005 and served as a financing vehicle and administrator for digital equipment systems (the “Systems”) installed nationwide in our first deployment phase to theatrical exhibitors (“Phase I Deployment”) and for Systems installed domestically and internationally in our second deployment phase (“Phase II Deployment”). We retained ownership of the Systems and the residual cash flows related to the Systems in Phase I Deployment after the end of the 10-year deployment payment period. For certain Phase II Deployment Systems, we did not retain ownership of the Systems and residual cash flows after the completion of cost recoupment and the expiration of the exhibitor master license agreements.

The Cinema Equipment segment also provided monitoring, collection, verification and management services to exhibitors who purchased their own equipment and collected and disbursed virtual print fees (“VPFs”) and alternative content fees (“ACFs”) from motion picture studios and distributors and movie and theatrical exhibitors (collectively, “Services”).

For those Systems for which we retained ownership, under the terms of our standard cinema equipment licensing agreements provide that after expiration the exhibitors have the option to: (1) return the Systems to us; (2) renew their license agreement for successive one-year terms; or (3) purchase the Systems from us at fair market value. As permitted by these agreements, we have begun, and expect to continue, to pursue the sale of the Systems to such exhibitors. Such sales were as originally contemplated as the conclusion of the digital cinema deployment plan. System sales for the years ended March 31, 2023 and 2022 were $11.8 million and $16.1 million, respectively.

Beginning in December 2015, certain of our Systems began to reach the conclusion of their 10-year deployment payment period with certain distributors and, therefore, revenue ceased to be recognized on such Systems. As of March 31, 2023, our Phase I Deployment and Phase II Deployment agreements with certain major studios have reached their conclusion and we do not expect any material revenues to be generated in the Cinema Equipment segment except for System Sales. For the years ended March 31, 2023 and 2022, our Cinema Equipment segment Services revenues were $0.3 million and $2.1 million, respectively.

ENVIRONMENTAL

The nature of our business does not subject us to environmental laws in any material manner.

EMPLOYEES

As of March 31, 2023 we had 168 employees, 165 full-time and 3 part time or temporaries. Of these employees, 63 are in operations, 11 are in sales and marketing, and 94 are in executive, finance, technology and administrative functions. There are 115 employees based in the United States and 53 employees based in India.

AVAILABLE INFORMATION

Our Internet website address is www.cineverse.com. We will make available, free of charge at the “Investor Relations - Financial Information” section of our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those reports and statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

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

The markets for the content distribution business are competitive, evolving and subject to rapid technological and other changes. We expect the intensity of competition in each of these areas to increase in the future. Companies willing to expend the necessary capital to create facilities and/or capabilities similar to ours may compete with our business. Increased competition may result in reduced revenues and/or margins and loss of market share, any of which could seriously harm our business. In order to compete effectively in each of these fields, we must differentiate ourselves from our competitors.

Many of our current and potential competitors may have longer operating histories and greater financial, technical, marketing and other resources than we do, which may permit them to adopt aggressive pricing policies. As a result, we may suffer from pricing pressures that could adversely affect our ability to generate revenues and our results of operations. Many of our competitors also have significantly greater name and brand recognition and a larger customer base than us. If we are unable to compete successfully, our business and results of operations will be seriously harmed.

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

Cinedigm Digital Funding 2, LLC ("CDF2") and CDF2 Holdings, LLC ("CDF2 Holdings") are our indirect wholly-owned, non-consolidated variable interest entities ("VIEs") that are intended to be special purpose, bankruptcy remote entities. CDF2 Holdings has entered into the a lease (the “CHG Lease”) pursuant to which CHG-Meridian U.S. Finance, Ltd. provided sale/leaseback financing for digital cinema projection systems that were partially financed as part of the Phase II deployment of our Digital Equipment segment. The CHG Lease is non-recourse to Cineverse and our subsidiaries, excluding our VIEs, CDF2 and CDF2 Holdings, as the case may be. Although the Phase II financing arrangements undertaken by CDF2 and CDF2 Holdings are important to us with respect to the success of our Phase II Deployment, our financial exposure related to the debt of CDF2 and CDF2 Holdings is limited to the $2.0 million initial investment we made into CDF2 and CDF2 Holdings. CDF2 Holding’s total stockholder’s deficit at March 31, 2023 was $59.2 million. We have no obligation to fund the operating loss or the deficit beyond our initial investment, and accordingly, we carried our investment in CDF2 Holdings at $0 as of March 31, 2023 and 2022.

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

We have incurred long term losses.

We have incurred long term losses and have financed our operations principally through equity investments and borrowings. As of March 31, 2023, we had negative working capital, defined as current assets less current liabilities, of $(7.8) million, and cash and cash equivalents of $7.2 million, total equity of $39.1 million, and $8.8 million net cash flows used in operating activities.

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

As of June 21, 2023, our directors, executive officers and principal stockholders, those known by us to beneficially own more than 5% of the outstanding shares of our Common Stock, beneficially own, directly or indirectly, in the aggregate, approximately 13.3% of our outstanding Common Stock. Certain of these stockholders are under the common control of one of our directors. These stockholders, as a group, may have significant influence over our business affairs, with the ability to control matters requiring approval by our security holders, including elections of directors and approvals of mergers or other business combinations. In addition, certain corporate actions directed by our officers may not necessarily inure to the proportional benefit of our other stockholders.

We are subject to risks from our equity investment in a foreign company.

In November 2017, Bison, a Hong Kong-based entity that does business in mainland China as well as other locations, became our majority owner, although their ownership has since been reduced to less than 10%. In January 2018, we announced a strategic alliance with A Metaverse Company, a leading Chinese entertainment company, formerly Starrise Media Holdings Limited (“Metaverse”), to release films in China theatrically and to digital platforms, and to evaluate opportunities to jointly produce Chinese/American film co-productions, and in February and April 2020, we acquired approximately 26% of the outstanding ordinary shares of Metaverse, which percentage has declined to approximately 17%. Metaverse’s ordinary shares are listed on the Hong Kong Stock Exchange, although the trading of such shares was halted on April 1, 2022. We have partnered with Metaverse in the past, and continue to do so, with respect to the release of U.S.-sourced content in China and China-sourced content in the U.S. We may experience consequences from economic and regulatory events and requirements outside of the United States that affect the value of these shares and their value to us, including changes in regulatory requirements that affect Metaverse, fluctuations in international currency exchange rates, volatility in international political and economic environments, public disclosure requirements, and unforeseen developments and conditions, including terrorism, war, epidemics and international tensions and conflicts. No assurance can be made that, if we were to sell these shares on the Hong Kong Stock Exchange in Hong Kong currency, we would receive the full value in U.S. dollars upon repatriating the proceeds, based on fluctuating currency exchange rates.

While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect the value of our investment in the Metaverse shares.

Our success will significantly depend on our ability to hire and retain key personnel.

Our success will depend in significant part upon the continued performance of our senior management personnel and other key technical, sales and creative personnel. We do not currently have significant “key person” life insurance policies for any of our employees. We currently have employment agreements with our Chief Executive Officer, our President and Chief Strategy Officer, our Chief Operating Officer and Chief Technology Officer, our Chief Legal Officer, and our Chief Financial Officer. If we lose one or more of our key employees, we may not be able to find a suitable replacement(s) and our business and results of operations could be adversely affected. In addition, competition for key employees necessary to create and distribute our entertainment content and software products is intense and may grow in the future. Our future success will also depend upon our ability to hire, train, integrate and retain qualified new employees and our inability to do so may have an adverse impact upon our business, financial condition, operating results, liquidity and prospects for growth.

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

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an ownership change (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss (“NOL”) carryforwards to offset its post-change income may be limited. Similar rules may apply under state tax laws. On November 1, 2017, we experienced an ownership change with respect to the Bison acquisition. Accordingly, our ability to utilize our NOL carryforwards attributable to periods prior to November 1, 2017, is subject to substantial limitations. These limitations could result in increased future tax payments, which could be material. We experienced subsequent ownership changes under Section 382 on September 15, 2020 and November 1, 2022, which resulted in additional limitations in our ability to utilize our NOL carryforwards attributable to periods prior to September 15, 2020 and November 2022, respectively. The limitations triggered by the September 15, 2020 and November 1, 2022 ownership changes were significantly less substantial than the limitation triggered by the November 1, 2017 ownership change, however.

We may experience unanticipated effects of the COVID-19 pandemic.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the outbreak of COVID-19. The COVID-19 pandemic and related economic repercussions created significant volatility and uncertainty impacting the Company’s results during recent years. As part of our Content & Entertainment segment, the Company sells DVDs and Blu-ray discs at brick-and-mortar stores. With the closure of non-essential retail stores beginning in the spring of 2020, the sale of physical discs through our retail partners declined although this was partially offset by digital purchases of physical product. However, the level of these sales has substantially recovered.

Risks Related to Common Stock

The liquidity of our Common Stock is uncertain; the limited trading volume of our Common Stock may depress the price of such stock or cause it to fluctuate significantly.

Although our Common Stock is listed on Nasdaq, there has been a limited public market for our Common Stock and there can be no assurance that a more active trading market for our Common Stock will develop. As a result, you may not be able to sell your shares of our Common Stock in short time periods, or possibly at all. The absence of an active trading market may cause the price per share of our Common Stock to fluctuate significantly.

Substantial resales or future issuances of our Common Stock could depress our stock price.

The market price for our Common Stock could decline, perhaps significantly, as a result of resales or issuances of a large number of shares of our Common Stock in the public market or even the perception that such resales or issuances could occur. In addition, we have outstanding a substantial number of options and warrants exercisable for shares of our Common Stock that may be exercised in the future. These factors could also make it more difficult for us to raise funds through future offerings of our equity securities.

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

Our Board of Directors is authorized to issue series of preferred stock without any action on the part of our holders of Common Stock. Our Board of Directors (the "Board of Directors") also has the power, without stockholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our Common Stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue preferred stock in the future that has preference over our Common Stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our Common Stock, the rights of holders of our Common Stock or the price of our Common Stock could be adversely affected.

Our stock price has been volatile and may continue to be volatile in the future; this volatility may affect the price at which you could sell our Common Stock.

The trading price of our Common Stock has been volatile and may continue to be volatile in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on an investment in our securities:

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
•
the volume of shares of the Common Stock available for public sale;
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

The Company's Fifth Amended and Restated Certificate of Incorporation, as amended, and our Second Amended and Restated Bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our Board of Directors.

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

In addition, our certificate of incorporation authorizes the issuance of 15 million shares of preferred stock. The terms of our preferred stock may be fixed by the company’s Board of Directors without further stockholder action. The terms of any outstanding series or class of preferred stock may include priority claims to assets and dividends and special voting rights, which could adversely affect the rights of holders of Common Stock. Any future issuance(s) of preferred stock could make the takeover of the company more difficult, discourage unsolicited bids for control of the company in which our stockholders could receive premiums for their shares, dilute or subordinate the rights of holders of Common Stock and adversely affect the trading price of the Common Stock.

These provisions, alone or together, could delay hostile takeovers and changes in control of the Company or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the General Corporation Law of the State of Delaware (the "DGCL"), which prevents some stockholders holding more than 15% of our outstanding Common Stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our securities.

We may not be able to maintain the listing of our Common Stock on Nasdaq, which may adversely affect the flexibility of holders of Common Stock to resell their securities in the secondary market.

The Common Stock is presently listed on Nasdaq. On April 4, 2022, we received a letter (the “Notice”) from the Listing Qualifications staff of Nasdaq indicating that the Company no longer meets the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1). The Notice did not result in the immediate delisting of the Common Stock from Nasdaq. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until October 3, 2022, in which to regain compliance. There can be no assurance that we regain compliance within such period, or will be granted an extension of time to cure the deficiency. On April 5, 0223, the Company received a notice of delisting as of April 14, 2023 from Nasdaq, and on April 12, 2023, the Company requested a hearing to appeal the delisting notice. Such hearing took place on May 25, 2023 and Nasdaq subsequently agreed to extend the compliance date to July 19, 2023. If the Company is unable to meet the continued listing criteria of Nasdaq and the Common Stock became delisted, trading of the Common Stock could thereafter be conducted in the over-the-counter markets in the OTC Pink, also known as “pink sheets” or, if available, on another OTC trading platform. Any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the loss of confidence in our financial stability by suppliers, customers and employees. Investors would likely find it more difficult to dispose of, or to obtain accurate market quotations for, the Common Stock, as the liquidity that Nasdaq provides would no longer be available to investors. In addition, the failure of our Common Stock to continue to be listed on the Nasdaq could adversely impact the market price for the Common Stock and our other securities, and we could face a lengthy process to re-list the Common Stock, if we are able to re-list the Common Stock.

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

We identified deficiencies in our internal control that we consider to be material weaknesses in our internal control over financial reporting which existed as of March 31, 2022 and 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of March 31, 2023, our leased Principal Executive Office address is 244 Fifth Avenue, Suite M289, New York, New York 10001; however, we primarily operate as a company with a virtual workforce.

We do not own any real estate or invest in real estate or related investments.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

Our Common Stock trades publicly on The Nasdaq Capital Market (“Nasdaq”), under the trading symbol “CNVS” following a rebranding announcement on May 22, 2023, when we changed our name from Cinedigm Corp. to Cineverse Corp.. Previously, the Company traded under the trading symbol "CIDM". The following table shows the high and low sales prices per share of our Common Stock as reported by Nasdaq for the periods indicated, as effected by the Reverse Stock Split:

	For the Fiscal Year Ended March 31,
	2023		2022
	HIGH	LOW	HIGH	LOW
April 1 – June 30	$17.20	$9.80	$34.20	$22.80
July 1 – September 30	$15.40	$7.80	$52.60	$21.60
October 1 – December 31	$12.20	$7.60	$56.80	$23.20
January 1 – March 31	$12.20	$8.00	$25.00	$12.80

The reported closing price per share of our Common Stock as reported by Nasdaq on June 21, 2023 was $2.21 per share. As of June 21, 2023, there were 71 holders of record of our Common Stock, not including beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

We have never paid any cash dividends on our Common Stock and do not anticipate paying any on our Common Stock in the foreseeable future. Any future payment of dividends on our Common Stock will be in the sole discretion of our Board of Directors.

The holders of our Series A 10% Non-Voting Cumulative Preferred Stock are entitled to receive dividends. There were $87 thousand of cumulative dividends in arrears on our Preferred Stock at March 31, 2023.

SALES OF UNREGISTERED SECURITIES

On March 2, 2023, the Company issued 83,000 shares to Dove Family Channel, pursuant to an Asset Purchase Agreement, for a value of $898,339, to acquire the rights to certain intellectual property. The sale of these shares of Common Stock was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

PURCHASE OF EQUITY SECURITIES

There were no purchases of shares of our Common Stock made by us or on our behalf during the year ended March 31, 2023 and 2022.

On February 28, 2023, the Board of Directors of the Company approved a stock repurchase program of up to 0.5 million shares under which the Company is authorized to repurchase Class A shares from time to time in the open market during the following 12 months at its discretion.

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

OVERVIEW

Since our inception, we have played a significant role in the digital distribution revolution that continues to transform the media landscape. In addition to our pioneering role in transitioning approximately 12,000 movie screens from traditional analog film prints to digital distribution, we have become a leading distributor of independent content, both through organic growth and acquisitions. We distribute products for major brands such as Hallmark, Televisa, ITV, Nelvana, ZDF, Konami, and the NFL, as well as leading international and domestic content creators, movie producers, television producers and other short-form digital content producers. We collaborate with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to Apple iTunes, Amazon Prime, Netflix, Hulu, Xbox, Pluto, Tubi and most video-on-demand (“VOD”) and free ad-supported television (“FAST”) streaming platforms, as well as (ii) physical goods, including DVD and Blu-ray Discs.

We report our financial results in two reportable segments as follows: (i) Cinema Equipment ("Cinema Equipment") and (ii) Content and Entertainment (“Content & Entertainment”). The Cinema Equipment segment consists of the non-recourse, financing vehicles and administrators for our digital cinema equipment (the “Systems”) installed in movie theatres throughout North America. It also provides fee-based support to over 465 movie screens as well as directly to exhibitors and other third party customers in the form of monitoring, billing, collection and verification services. Our Content & Entertainment segment operates in: (i) ancillary market aggregation and distribution of entertainment content and (ii) branded and curated over-the-top (“OTT”) digital network business providing entertainment channels and applications.

Beginning in December 2015, certain of our cinema equipment began to reach the conclusion of their 10-year deployment payment period with certain distributors and, therefore, Virtual Print Fees (“VPF”) revenues ceased to be recognized on such Systems, related to such distributors. Furthermore, because the Phase I Deployment installation period ended in November 2007, a majority of the VPF revenue associated with the Phase I Deployment Systems has ended. The reduction in VPF revenue on cinema equipment segment systems approximately coincided with the conclusion of certain of our non-recourse debt obligations and, therefore, the reduced cash outflows related to such non-recourse debt obligations partially offset the reduced VPF revenue since November 2017.

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

Risks and Uncertainties

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Item 1A. Risk Factors” in this report.

Liquidity

We have incurred net losses historically and a net loss for the year ended March 31, 2023 of $9.7 million. As of March 31, 2023, we had an accumulated deficit of $482.4 million and negative working capital of $7.8 million. Net cash used in operating activities for the fiscal year ended March 31, 2023 was $8.8 million. We may continue to generate net losses for the foreseeable future.

The Company is party to a Loan, Guaranty, and Security Agreement with East West Bank (“EWB”) providing for a revolving line of credit (the “Line of Credit Facility”) of $5.0 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and such subsidiaries’ assets. The Line of Credit Facility bears interest at a rate equal to 1.5% above the prime rate. The Line of Credit Facility expires on September 15, 2023 with a one-year extension available at EWB’s discretion. On June 28, 2023, the Company was notified in writing by EWB that it intends to extend the maturity date of the Line of Credit Facility to September 15, 2024, subject to definitive documentation.

As of March 31, 2023, $5.0 million was outstanding on the Line of Credit Facility. Under the Line of Credit Facility, the Company is subject to certain financial and nonfinancial covenants including terms which require the Company to maintain certain metrics and ratios, maintain certain minimum cash on hand, and to report financial information to our lender on a periodic basis.

As of March 31, 2023, there was approximately $38.0 million available under the 2020 Shelf Registration Statement, and $37.6 million available under the Equity Line Purchase Agreement, to raise additional capital.

We believe our cash and cash equivalent balances as of March 31, 2023 and proceeds from the subsequent issuance of equity (See Note 9 - Subsequent Events) will be sufficient to support our operations for at least twelve months from the filing of this report. The Company may also undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs.

In July 2020, we entered into an At-the-Market sales agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) and B. Riley FBR, Inc. (“B. Riley” and, together with A.G.P., the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of Common Stock at the market prices prevailing on Nasdaq at the time of the sale of such shares. During the months of April and May 2023, a total of 177 thousand shares of Common Stock were sold under the ATM Sales Agreement for net proceeds of $1.1 million.

On June 14, 2023, under a Securities Purchase Agreement and pursuant to a prospectus supplement which was part of an effective registration statement, the Company agreed to sell in a public offering an aggregate of 2,150,000 shares of our Class A common stock, pre-funded warrants to purchase up to 516,667 shares of Class A common stock, and common warrants to purchase up to 2,666,667 shares of Class A common stock at an effective combined purchase price of $3.00 per share and related common warrant, for aggregate gross proceeds of approximately $8.0 million, before deducting placement agents fees and offering expenses payable by the Company. The shares or pre-funded warrants and related common warrants are immediately exercisable and separable. Each pre-funded warrant is exercisable for one share of Class A common stock. The pre-funded warrants have a nominal exercise price of $0.001 per share, after the remainder of the full exercise cost was pre-funded to the Company at the closing of the offering and will expire when exercised in full. The common warrants have an exercise price of $3.00 per share and expire on the five year anniversary of the date of issuance. The closing of the offering occurred on June 16, 2023.

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

Other Borrowings

On April 15, 2020, the Company received $2.2 million from East West Bank, the Company’s existing lender, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts were eligible for forgiveness, subject to the provisions of the CARES Act and could be subject to repayment. The PPP Loan was scheduled to mature on April 10, 2022 (the “Maturity Date”), accrued interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments were due within the initial six months of the PPP Loan and the interest which accrued during the initial six-month period was scheduled to be due and payable, together with the principal, on the Maturity Date. On January 5, 2021, the Company submitted its application for forgiveness and, as of June 30, 2021, obtained forgiveness for the full amount.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

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

Property and Equipment, net and Intangible Assets, net

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

During the years ended March 31, 2023 and 2022, an impairment charge of $0 and $2.0 million was recorded to intangible assets, respectively.

Investment in Metaverse

The stock of Metaverse, an investment of the Company, was halted from trading on the Stock Exchange of Hong Kong in April 2022. The Company valued our equity investment in Metaverse using a market approach and is categorized as a Level 3 valuation based on unobservable inputs. The Company estimated the fair value of Metaverse based on the last known enterprise value, adjusting for trends in enterprise valuations for comparable companies. As of March 31, 2023, the fair value was $5.2 million, resulting in a decrease in fair value of $1.8 million for the year ended March 31, 2023.

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

We recognize revenue in the amount that reflects the consideration we expect to receive in exchange for the services provided, sales of physical products (DVD’s and Blu-ray Discs) or when the content is available for subscription on the digital platform or available on the point-of-sale for transactional and video on demand services which is when the control of the promised products and services is transferred to our customers and our performance obligations under the contract have been satisfied. Revenues that might be subject to various taxes are recorded net of transaction taxes assessed by governmental authorities, such as sales value-added taxes and other similar taxes.

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

Content & Entertainment Segment

The Content & Entertainment segment earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, video on demand (“VOD” or “OTT Streaming and Digital”), and physical goods (e.g., DVDs and Blu-ray Discs) (“Base Distribution”). Fees earned are typically a percentage based on the net amounts received from our customers. Depending upon the nature of the agreements with the platform and content providers, the fee rate that we earn varies. The Company’s performance obligations include the delivery of content for transactional, subscription and ad supported/free ad-supported streaming TV (“FAST”) on the digital platforms, and shipment of DVDs and Blu-ray Discs. Revenue is recognized at the point in time when the performance obligation is satisfied, which is when the content is available for subscription on the digital platform, at the time of shipment for physical goods, or point-of-sale for transactional and VOD services as the control over the content or the physical title is transferred to the customer. The Company considers the delivery of content through various distribution channels to be a single performance obligation.

Revenue from the sale of physical goods is recognized after deducting reserves for sales returns and other allowances. Reserves for potential sales returns and other allowances are recorded based upon historical experience. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required.

The Content & Entertainment segment also has contracts for the theatrical distribution of third party feature movies and alternative content. The Content & Entertainment segment distribution fee revenue and participation in box office receipts are recognized at the time a feature movie and alternative content are viewed. The Content & Entertainment segment has the right to receive or bill a portion of the theatrical distribution fee in advance of the exhibition date, and therefore such amount is recorded as a receivable at the time of execution, and all related distribution revenue is deferred until the third party feature movies’ or alternative content’s theatrical release date.

Cinema Equipment Segment

A limited number of systems from our Phase I deployment remain eligible for VPF's from certain distributors where Phase I exhibitors have renewed their term on an annual basis. We continue to pursue system sales for these remaining exhibitors. Our Phase II deployment currently consists of a limited number of exhibitors who purchased their own systems and have not yet reached recoupment, or the end of their contractual term.

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

The Content & Entertainment segment recognizes accounts receivable, net of an estimated allowance for product returns and customer chargebacks, at the time that it recognizes revenue from a sale. Reserves for product returns and other allowances is variable consideration as part of the transaction price. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required.

Contract Assets and Liabilities

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

Deferred revenue relating to our Cinema Equipment segment pertains to revenues earned in connection with up front exhibitor contributions that are deferred and recognized over the expected cost recoupment period. It also includes unamortized balances in connection with activation fees due from the Systems deployments that have extended payment terms.

The ending deferred revenue balance, including current and non-current balances, as of March 31, 2023 and 2022 was $0.2 million, respectively. For the years ended March 31, 2023 and 2022, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

During the year ended March 31, 2023, $0.2 million revenue was recognized that was included in the deferred revenue balance at the beginning of the year.

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

ASSET ACQUISITIONS

An asset acquisition is an acquisition of an asset, or a group of assets, that does not meet the definition of a business as substantially all of the fair value of the gross assets acquired are concentrated in a single or group of similar, identifiable assets. Asset acquisitions are accounted for by using the cost accumulation model whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on a relative fair value basis. Determining the cost of an acquisition may require judgment in certain circumstances depending on the nature of the asset transferred as consideration.

BUSINESS COMBINATIONS

The Company accounts for acquisitions in accordance with FASB Accounting Standard Codification ("ASC") 805, Business Combinations (“ASC 805”), and goodwill in accordance with ASC 350, Intangibles — Goodwill and Other (“ASC 350”). The excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill. ASC 805 specifies criteria to be used in determining whether intangible assets acquired in a business combination must be recognized and reported separately from goodwill. Amounts assigned to goodwill and other identifiable intangible assets require judgment, which may be based on independent appraisals or internal estimates.

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

Results of Operations for the Fiscal Years Ended March 31, 2023 and 2022

Revenues

	For the Fiscal Year Ended March 31,
	2023	2022	$ Change	% Change
Content & Entertainment
Streaming and Digital	$40,423	$27,448	$12,975	47%
Base Distribution	15,554	10,447	5,107	49%
Total Content & Entertainment	$55,977	$37,895	$18,082	48%
Cinema Equipment
Variable Consideration	$9,136	$4,810	$4,326	90%
System Sales	2,632	11,267	(8,635)	(77)%
Services and Deployment	281	2,082	(1,801)	(87)%
Total Cinema Equipment	$12,049	$18,159	$(6,110)	(34)%
Total Revenue	$68,026	$56,054	$11,972	21%

Streaming and Digital experienced 47% growth in “FAST” and TV-VOD revenue driven by the addition of new streaming channels related to the Digital Media Rights ("DMR") business acquisition in March 2022. Additionally, Subscription revenue grew 47%, primarily due to the Screambox platform performance driven by strong content acquisition and the aforementioned DMR") business acquisition. Top performing titles, including new releases, such as the Terrifier 2, Demon Slayer, Boon, The Ravine, The Mulligan, Incarnation, 7 Days, Chesapeake Shores, When Calls the Heart and the classics, Short Circuit and Highlander added to overall performance.

Revenue in Base Distribution increased by 49% for the twelve months ended March 31, 2023, compared to the twelve months ended March 31, 2022. The increase is driven by significant growth in box office theatrical performance bolstered by the Terrifier 2 release and an increase in podcast revenue during the twelve months ended March 31, 2023.

Revenues generated by our Cinema Equipment segment decreased despite an increase of $4.3 million in Phase II variable consideration during the period that was included in the accounts payable balance as constrained variable consideration at the beginning of the year. The Company recognized the revenue once the uncertainty associated with the variable considerations was resolved. Following the recognition of this variable consideration and following the completion of cost recoupment and the expiration of the exhibitor master license agreements applicable to this segment, Cinema Equipment revenue has continued to decline in line with the business' legacy contract terms and minimal remaining dedicated segment assets. As of March 31, 2023, approximately $1.0 remains on our Consolidated Balance Sheet in accounts payable as constrained variable consideration. We do not expect any material revenues to be generated in the Cinema Equipment segment except for System Sales.

Direct Operating Expenses

	For the Fiscal Year Ended March 31,
	2023	2022	$ Change	% Change
Cinema Equipment	$411	$687	$(276)	(67)%
Content & Entertainment	35,953	20,207	15,746	44%
	$36,364	$20,894	$15,470	43%

The $15.7 million increase in direct operating expenses in the twelve months ended March 31, 2023 for the Content & Entertainment segment was primarily due to higher content-related costs including licensing, royalty, participation and distribution expenses related to the continued growth in revenue noted above, coupled with a $2.9 million increase related to DVD manufacturing and fulfillment, a $1.0 million increase in platform expenses, primarily due to the DMR acquisition in March 2022.

The decrease in direct operating expenses in the twelve months ended March 31, 2023 for the Cinema Equipment segment compared to the prior period was primarily due to a decrease in property taxes as a result of system sales, as part of the decreasing overall scale of that business.

Selling, General and Administrative Expenses

	For the Fiscal Year Ended March 31,
	2023	2022	$ Change	% Change
Cinema Equipment	$2,645	$1,405	$1,240	47%
Content & Entertainment	15,073	13,935	1,138	8%
Corporate	19,101	14,211	4,890	26%
	$36,819	$29,551	$7,268	20%

	For the Fiscal Year Ended March 31,
	2023	2022	$ Change	% Change
Compensation expense	$20,190	$16,030	$4,160	21%
Corporate expenses	5,538	5,067	471	9%
Share-based compensation	4,807	5,487	(680)	(14)%
Other operating expenses	6,284	2,967	3,317	53%
	$36,819	$29,551	$7,268	20%

Selling, general and administrative expenses for the year ended March 31, 2023 increased by $7.3 million, across each business segment, primarily due to $3.4 million increase in compensation expense from the acquisitions of Fandor, DMR, and Bloody Disgusting and an increase in severance, offset by a $1.2 million decrease in bonus expense. The increase in other operating expenses are driven by increased legal costs ($1.0 million), consulting expenses ($0.7 million) and subscription costs ($0.6 million).

Depreciation and Amortization

	For the Fiscal Year Ended March 31,
	2023	2022	$ Change	% Change
Amortization of Intangible Assets	$2,888	$2,832	$56	2%
Depreciation of Property and Equipment	875	1,734	(859)	(98)%
	$3,763	$4,566	$(803)	(21)%

	For the Fiscal Year Ended March 31,
	2023	2022	$ Change	% Change
Cinema Equipment	$-	$-	$-	-
Content & Entertainment	2,882	2,830	52	2%
Corporate	6	2	4	67%
	$2,888	$2,832	$56	2%

Depreciation expense decreased primarily due to the majority of our digital cinema projection systems reaching the conclusion of their ten-year useful lives during the twelve months ended March 31, 2023.

Interest expense

	For the Fiscal Year Ended March 31,
	2023	2022	$ Change	% Change
Cinema Equipment	$-	$138	$(138)	n.m.
Content & Entertainment	-	-	-	-
Corporate	1,290	217	1,073	83%
	$1,290	$355	$935	72%

Interest expense increased by $0.9 million to $1.2 million for the twelve months ended March 31, 2023 as a result of deferred and earnout consideration accretion related to the acquisitions of Bloody Disgusting and DMR and interest expense associated with our new Line of Credit facility obtained in September 2022.

Changes in Fair Value in Metaverse

As of March 31, 2022, the value of our equity investment in Metaverse, using the readily determinable fair value method from the quoted trading price of the Stock Exchange of Hong Kong, was $7.0 million, resulting in an increase in fair value of $0.6 million for the year ended March 31, 2022.

Following the halting of trading on the Stock Exchange of Hong Kong in April 2022, the Company valued our equity investment in Metaverse using a market approach and is categorized as a Level 3 investment (See Note 2, Basis of Presentation and Summary of Significant Accounting Policies). As of March 31, 2023, the fair value was $5.2 million, resulting in a change in fair value of $1.8 million for the year ended March 31, 2023.

Gain on Forgiveness of PPP Loan

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

The Company qualified for the employee retention credit beginning in June 2020 for qualified wages through September 2021 and filed a cash refund claim during the fiscal year ended March 31, 2023 in the amount of $2.5 million in the Employee retention tax credit line on the Company’s Consolidated Statements of Operations. As of March 31, 2023, the tax credit receivable has been included in the Employee retention tax credit line on the Company's Condensed Consolidated Balance Sheet

Income Tax Expense

For the year ended March 31, 2023, the income tax expense of $119 thousand consisted of $107 thousand of foreign income taxes and $12 thousand of U.S. state income taxes. We recorded an income tax (benefit) of $(0.8) million for the year ended March 31, 2022, related to a $(0.9) million tax benefit release of the valuation allowance resulting from the acquisition of Foundation TV, offset by $0.1 million of state income taxes due to taxable income at the state level and timing differences related to fixed asset depreciation.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and non-recurring items. The Company also presents certain adjustments to present results exclusive of its Cinema Equipment segment, to better understand the Company's anticipated recurring operations.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA (in thousands):

	For the Fiscal Year Ended March 31,
	2023	2022
Net income (loss)	$(9,694)	$2,271
Add Back:
Income tax (income) expense	119	(788)
Depreciation and amortization	3,763	4,566
Gain on forgiveness of PPP loan	—	(2,178)
Employee retention tax credit	(2,475)	—
Interest expense	1,290	356
(Increase) decrease in fair value of equity investment in Metaverse, a related party	1,828	(585)
Impairment of intangible assets	—	1,968
Other (income) expense, net	13	(1)
Provision (recovery) of doubtful accounts	54	(485)
Stock-based compensation	4,470	5,487
Net loss attributable to noncontrolling interest	(39)	(59)
Mergers and acquisitions costs	207	354
Transition-related costs	541	116
Adjusted EBITDA	$76	$11,022

Adjustments related to the Cinema Equipment segment
Depreciation and amortization	$(326)	$(1,160)
Other expense	—	(11)
Recovery of (provision for) doubtful accounts	(54)	485
Income from operations	(8,293)	(14,347)
Adjusted negative EBITDA from Content & Entertainment segment	$(8,598)	$(4,011)

Consolidated Adjusted EBITDA (including the results of the Cinema Equipment segment) for the year ended March 31, 2023 decreased by $10.7 million compared to the year ended March 31, 2022. As the Company's Cinema Equipment segment contracts reach their maturity and the Company's Content & Entertainment segment comprises a greater share of its operations, management also considers Adjusted EBITDA excluding the results of the Cinema Equipment segment.

Recent Accounting Pronouncements

See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements included herein.

Cash Flow

Changes in our cash flows were as follows (in thousands):

	For the Fiscal Year Ended March 31,
	2023	2022
Net cash provided (used in) by operating activities	$(8,797)	$4,879
Net cash used in investing activities	(1,271)	(12,302)
Net cash provided by financing activities	4,158	2,636
Net decrease in cash and cash equivalents	$(5,910)	$(4,787)

As of March 31, 2023 and 2022, we had cash balances of $7.2 million and $13.1 million, respectively.

For the year ended March 31, 2023, net cash used by operating activities was primarily driven by a net loss ($9.7 million), offset by non-cash expenses of stock based compensation ($4.4 million), allowance against advances, a decrease in the valuation of the Company's investment in Metaverse, and non-cash interest expense. The Company's changes in working capital also contributed to cash used operations, highlighted by a decrease in accounts payable and accrued expenses by $18.0 million, offset by a decrease in accounts receivable by $9.9 million, due to the continued growth in streaming.

For the year ended March 31, 2022, net cash provided by operating activities was primarily driven by income from operations, excluding non-cash expenses such as depreciation, amortization, recovery for doubtful accounts and stock-based compensation, gain on extinguishment of note payable, including other changes in working capital. Additionally, during the year ended March 31, 2022, the Company increased accounts payable by $4.1 million to vendors. Accounts receivable increased due to acquisitions of Bloody Disgusting, Screambox and DMR during the fiscal year ended March 31, 2022.

For the year ended March 31, 2023, cash flows used in investing activities consisted of purchases of property and equipment of $0.7 million, and expenditures to acquire intangible assets of $0.6 million.

For the year ended March 31, 2022, cash flows used in investing activities consisted of purchases of property and equipment of $0.3 million, intangible assets of $0.3 million, and $11.7 million related to the purchase of businesses.

For the year ended March 31, 2023, cash flows provided by financing activities consisted of drawdowns under the line of credit of $31.0 million and corresponding repayments of $26.0 million. Additionally, the Company paid $0.7 million in acquisition-related liabilities and $0.2 million for deferred financing fees.

For the year ended March 31, 2022, cash flows provided by financing activities consisted of payments of approximately $7.8 million in notes payable, $2.0 million in Line of Credit Facility repayments, and $12.4 million received in connection with the issuance Common Stock.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2023 (in thousands):

	Payments Due
Contractual Obligations	Total	2024	2025	2026	2027	2028	Thereafter
Operating lease obligations	$1,321	$446	$415	$191	$201	$68	$—

Seasonality

The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. While our Content & Entertainment segment benefits from the winter holiday season, we believe the seasonality of motion picture exhibition, is becoming less pronounced as the motion picture studios are releasing movies somewhat more evenly throughout the year.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements. In addition, as discussed further in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies and Note 3 - Other Interests to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, we hold a 100% equity interest in CDF2 Holdings, which is an unconsolidated variable interest entity (“VIE”), which wholly owns CDF2; however, we are not the primary beneficiary of the VIE.

Impact of Inflation

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a sustained high rate of inflation in the future would not have an adverse impact on our operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Cineverse Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cineverse Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cineverse Corp. (the “Company”) as of March 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue recognition – Content & Entertainment Business segment.

As disclosed in Note 2 to the consolidated financial statements, the Company’s Content & Entertainment business segment (“CEG”) earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, video on demand (“VOD”) and physical goods. Fees earned are recognized as revenue based on a percentage of the net amounts received from customers when the Company is an agent in the transaction, and revenue represents the entire amount received from the customer when the Company is considered the principal. The Company’s performance obligations include the delivery of content for transactional, subscription and ad supported streaming on digital platforms, and shipment of physical product (DVDs and Blu-Ray disks). Revenue is recognized when the content is available for subscription on the digital platform, at the time of shipment of physical goods, or point-of-sale for transactional and video on demand services as the control over the content or the physical titles is transferred to the customer. Physical product revenue is recognized after deducting the reserves for sales returns and revenue reductions, which are accounted for as variable consideration. Total CEG revenues for the year ended March 31, 2023 were $56.0 million.

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

/s/EISNERAMPER LLP

We have served as the Company’s auditor since 2004.

EISNERAMPER LLP

Iselin, New Jersey

June 29, 2023

Cineverse Corp.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	March 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$7,152	$13,062
Accounts receivable, net of allowance of $0 and $2,921, respectively	20,846	30,843
Unbilled revenue	2,036	2,349
Employee retention tax credit	2,085	—
Prepaid and other current assets	5,458	5,909
Total current assets	37,577	52,163
Equity investment in A Metaverse Company, a related party, at fair value	5,200	7,028
Property and equipment, net	1,833	1,980
Intangible assets, net	19,868	20,034
Goodwill	20,824	21,084
Other long-term assets	2,686	2,347
Total assets	$87,988	$104,636
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$34,531	$52,025
Line of credit, including unamortized debt discount of $76 and $0, respectively (see Note 5)	4,924	—
Current portion of deferred consideration on purchase of business	3,788	3,432
Current portion of earnout consideration on purchase of business	1,444	1,081
Operating lease liabilities	418	258
Current portion of deferred revenue	226	196
Total current liabilities	45,331	56,992
Deferred consideration on purchase – net of current portion	2,647	5,600
Earnout consideration on purchase – net of current portion	—	603
Operating lease liabilities, net of current portion	863	491
Other long-term liabilities	74	—
Total liabilities	48,915	63,686
Commitments and contingencies (see Note 6)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding, respectively. Liquidation preference of $3,648.	3,559	3,559
Common stock, $0.001 par value; Class A stock 275,000,000 shares authorized at March 31, 2023 and 2022, 9,413,597 and 8,831,471 shares issued and 9,347,805 and 8,765,679 shares outstanding at March 31, 2023 and 2022, respectively.	185	174
Additional paid-in capital	530,998	522,601
Treasury stock, at cost; 65,792 shares	(11,608)	(11,608)
Accumulated deficit	(482,395)	(472,310)
Accumulated other comprehensive loss	(402)	(163)
Total stockholders’ equity of Cineverse Corp.	40,337	42,253
Deficit attributable to noncontrolling interest	(1,264)	(1,303)
Total equity	39,073	40,950
Total liabilities and equity	$87,988	$104,636

See accompanying Notes to Consolidated Financial Statements

Cineverse Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

	For the Fiscal Year Ended March 31,
	2023	2022
Revenues	$68,026	$56,054
Operating expenses
Direct operating	36,364	20,894
Selling, general and administrative	36,819	29,551
Depreciation and amortization	3,763	4,566
Impairment of intangible assets	—	1,968
Total operating expenses	76,946	56,979
Operating loss	(8,920)	(925)
Interest expense	(1,290)	(356)
(Decrease) increase in fair value of equity investment in Metaverse, a related party	(1,828)	585
Gain on forgiveness of PPP loan	—	2,178
Employee retention tax credit	2,475	—
Other income (expense), net	(13)	1
Net (loss) income before income taxes	(9,575)	1,483
Income tax (expense) benefit	(119)	788
Net (loss) income	(9,694)	2,271
Net loss attributable to noncontrolling interest	(39)	(59)
Net (loss) income attributable to controlling interests	(9,734)	2,212
Preferred stock dividends	(351)	(442)
Net (loss) income attributable to common stockholders	$(10,085)	$1,770

Net (loss) income per share attributable to common stockholders:
Basic	$(1.13)	$0.21
Diluted	$(1.13)	$0.20
Weighted average shares of common stock outstanding:
Basic	8,889	8,532
Diluted	8,889	8,691

See accompanying Notes to Consolidated Financial Statements

Cineverse Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Fiscal Year Ended March 31,
	2023	2022
Net (loss) income	$(9,694)	$2,271
Other comprehensive loss:
Foreign exchange translation	(239)	(95)
Comprehensive loss attributable to noncontrolling interest	(39)	(59)
Comprehensive (loss) income attributable to controlling interests	$(9,973)	$2,117

See accompanying Notes to Consolidated Financial Statements

Cineverse Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Year Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(9,694)	$2,271
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	3,829	4,566
Deferred income tax	—	(888)
Allowance for prepaid advances	1,329	1,164
Impairment of intangibles	—	1,968
Changes in fair value of equity investment in Metaverse	1,828	(585)
Amortization of debt issuance costs included in interest expense	101	—
Stock-based compensation	4,470	5,487
Interest expense for deferred consideration	778	44
Change in estimated earnout consideration	80	222
Gain on extinguishment of note payable	—	(2,178)
Interest expense for earnout consideration	208	—
Revenue recognized under nonmonetary purchase and exchange of content	(1,022)	—
Other	130	26
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,943	(8,088)
Inventory	—	50
Unbilled revenue	313	(972)
Prepaid and other current assets	(3,070)	(1,580)
Accounts payable and accrued expenses	(18,049)	4,100
Deferred revenue	30	(728)
Net cash provided (used in) by operating activities	(8,797)	4,879
Cash flows from investing activities:
Purchases of property and equipment	(669)	(316)
Purchase of intangible assets	(602)	(325)
Purchase of businesses	—	(11,672)
Sale of equity investment securities	—	11
Net cash used in investing activities	(1,271)	(12,302)
Cash flows from financing activities:
Payments of notes payable and deferred consideration	(665)	(7,786)
Proceeds from line of credit	31,046	—
Payments of line of credit	(26,046)	(1,956)
Debt issuance costs	(177)	—
Net proceeds from issuance of Class A common stock	—	12,378
Net cash provided by financing activities	4,158	2,636
Net change in cash and cash equivalents	(5,910)	(4,787)
Cash and cash equivalents at beginning of year	13,062	17,849
Cash and cash equivalents at end of year	$7,152	$13,062

See accompanying Notes to Consolidated Financial Statements

Cineverse Corp.

SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY

(In thousands)

	For the Fiscal Year Ended March 31,
	2023	2022
Cash interest paid	$203	$780
Income taxes paid	$98	$79
Lease liability related payments	$373	$83
Noncash investing and financing activities:
Accrued dividends on preferred stock	$87	$87
Issuance of Class A common stock for payment of preferred stock dividends	$262	$354
Issuance of Class A common stock for intangible asset purchase	$898	$4,825
Deferred consideration in purchase of a business	$3,000	$8,987
Right of use assets recognized underlying lease arrangements	$781	$841
Earnout consideration in purchase of a business	$238	$1,461
Treasury shares acquired for withholding taxes	$5	$5

Cineverse Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Series A Preferred Stock		Class A Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders’ Equity	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Loss	(Deficit)	Interest	Equity
Balances as of March 31, 2022	1	$3,559	8,766	$174	66	$(11,608)	$522,601	$(472,310)	$(163)	$42,253	$(1,303)	40,950
Foreign exchange translation	—	—	—	—	—	—	—	—	(239)	(239)	—	(239)
Stock-based compensation	—	—	—	—	—	—	3,045	—	—	3,045	—	3,045
Preferred stock dividends paid with common stock	—	—	37	—	—	—	351	—	—	351	—	351
Preferred stock dividends accrued	—	—	—	—	—	—	—	(351)	—	(351)	—	(351)
Issuance of common stock for with PSUs and incentives, net of payroll taxes	—	—	103	2	—	—	871	—	—	873	—	873
Issuance of common stock for earnout commitment	—	—	17	—	—	—	238	—	—	238	—	238
Issuance of common stock for Board of Director compensation	—	—	34	1	—	—	—	—	—	1	—	1
Issuance of common stock for acquisition	—	—	391	8	—	—	3,892	—	—	3,900	0	3,900
Net income (loss)	—	—	—	—	—	—	—	(9,734)	—	(9,734)	39	(9,694)
Balances as of March 31, 2023	1	$3,559	9,348	$185	66	$(11,608)	$530,998	$(482,395)	$(402)	$40,337	$(1,264)	39,073

See accompanying Notes to Consolidated Financial Statements

Cineverse Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Series A Preferred Stock		Class A Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders’	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Loss	Deficit	Interest	Equity
Balances as of March 31, 2021	1	$3,559	8,311	$164	66	$(11,603)	$499,272	$(474,080)	$(68)	$17,244	$(1,362)	$15,882
Foreign exchange translation	—	—	—	—	—	—	—	—	(95)	(95)	—	(95)
Stock compensation and expenses	—	—	18	—	—	—	5,487	—	—	5,487	—	5,487
Issuance of common stock in connection with business combinations	—	—	133	3	—	—	4,822	—	—	4,825	—	4,825
Preferred stock dividends paid in stock	—	—	12	—	—	—	354	(89)	—	265	—	265
Treasury stock in connection with taxes withheld from employees	—	—	(1)	—	0	(5)	—	—	—	(5)	—	(5)
Preferred stock dividends accrued	—	—	—	—	—	—	89	(353)	—	(264)	—	(264)
Issuance of common stock for third party equity purchase commitment	—	—	26	—	—	—	206	—	—	206	—	206
Issuance of common stock in connection with performance stock units	—	—	1	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with ATM raises, net	—	—	265	7	—	—	12,371	—	—	12,378	—	12,378
Net Income	—	—	—	—	—	—	—	2,212	—	2,212	59	2,271
Balances as of March 31, 2022	1	$3,559	8,766	$174	66	$(11,608)	$522,601	$(472,310)	$(163)	$42,253	$(1,303)	$40,950

See accompanying Notes to Consolidated Financial Statements

Cineverse Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND LIQUIDITY

Cineverse Corp. (“Cineverse”, “us”, “our”, and “Company” refers to Cineverse Corp. and its subsidiaries unless the context otherwise requires) was incorporated in Delaware on March 31, 2000. On May 22, 2023, the Company changed its corporate name to Cineverse Corp. Cineverse is (i) a distributor and aggregator of independent movie, television and other short form content managing a library of distribution rights to thousands of titles and episodes released across digital, physical, theatrical, home and mobile entertainment platforms and (ii) a servicer of digital cinema assets for movie screens in both North America and several international countries.

We report our consolidated financial results in two primary segments as follows: (1) Cinema Equipment and (2) Content & Entertainment (“Content & Entertainment”). The Cinema Equipment segment consists of the non-recourse, financing vehicles and administrators for our digital cinema equipment (the “Systems”) installed in movie theatres throughout North America and Australia. It also provides fee-based support to music and movie screens as well as directly to exhibitors and other third-party customers in the form of monitoring, billing, collection and verification services. This segment's contracts have substantially completed as of March 31, 2023 and the Company does not anticipate significant revenue, profit or loss from this segment in fiscal year 2024. Our Content & Entertainment segment operates in: (1) ancillary market aggregation and distribution of entertainment content and (2) branded and curated over-the-top (“OTT”) digital network business providing entertainment channels and applications.

Financial Condition and Liquidity

As of March 31, 2023, the Company has an accumulated deficit of $482.4 million and negative working capital of $7.8 million. For the year ended March 31, 2023, the Company had a net loss attributable to common shareholders of $10.1 million. Net cash used in operating activities for the year ended March 31, 2023 was $8.8 million. We may continue to generate net losses for the foreseeable future.

The Company is party to a Loan, Guaranty, and Security Agreement with East West Bank (“EWB”) providing for a revolving line of credit (the “Line of Credit Facility”) of $5.0 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and such subsidiaries’ assets. The Line of Credit Facility bears interest at a rate equal to 1.5% above the prime rate, and was 9.0% as of March 31, 2023. The Line of Credit Facility expires on September 15, 2023 with a one-year extension available at EWB’s discretion. As of March 31, 2023, $5.0 million was outstanding on the Line of Credit Facility. The Company was out of compliance during a portion of fiscal year 2023, but obtained waivers from EWB. On June 28, 2023, the Company was notified in writing by EWB that it intends to extend the maturity date of the Line of Credit Facility to September 15, 2024, subject to definitive documentation.

We believe our cash and cash equivalent balances as of March 31, 2023 and proceeds from the subsequent issuance of equity (See Note 9 - Subsequent Events) will be sufficient to support our operations for at least twelve months from the filing of this report. The Company may also undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements of Cineverse Corp. have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). These consolidated financial Statements have been prepared by the Company following the rules and regulations of the SEC. All intercompany transactions and balances have been eliminated in consolidation.

We own an 85% interest in CON TV, LLC ("CONtv"), a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets. We evaluated the investment under the voting interest entity model and determined that the entity should be consolidated as we have a controlling financial interest in the entity through our ownership of outstanding voting shares, and that other equity holders do not have substantive voting, participating or liquidation rights. We recorded net loss attributable to noncontrolling interest in our Consolidated Statements of Operations equal to 11% of outstanding profit interest units retained by the noncontrolling interests.

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

CDF2 Holdings is a Variable Interest Entity (“VIE”), as defined in ASC 810, Consolidation ("ASC 810"). ASC 810 requires the consolidation of VIEs by an entity that has a controlling financial interest in the VIE which entity is thereby defined as the primary beneficiary of the VIE. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, among other factors. Although we indirectly, wholly own CDF2 Holdings, we, a third party that also has a variable interest in CDF2 Holdings, and an independent third party manager must mutually approve all business activities and transactions that significantly impact CDF2 Holdings’ economic performance. We have therefore assessed our variable interests in CDF2 Holdings and determined that we are not the primary beneficiary of CDF2 Holdings. As a result, CDF2 Holdings’ financial position and results of operations are not consolidated in our financial position and results of operations. In completing our assessment, we identified the activities that we consider most significant to the economic performance of CDF2 Holdings and determined that we do not have the power to direct those activities, and therefore we account for our investment in CDF2 Holdings under the equity method of accounting.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include revenue recognition, share-based compensation expense, valuation allowance for deferred income taxes, recovery of advances, fair value for asset acquisitions and business combinations, goodwill and intangible asset impairments, the fair value of our investment in Metaverse, and the assessment of amortization lives to intangible assets. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments and estimates. Actual results may differ from these estimates.

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

Non-monetary Transactions

During the year ended March 31, 2023, the Company entered into a non-monetary transaction for the purchase and sale of content licenses with an unrelated third party. The fair value of the content was based on a market approach and determined to be $1.0 million which is included in Revenues in our Consolidated Statements of Operations. No

gain or loss was recognized, as the fair value of the content licenses purchased was determined to be $1.0 million and recognized within Intangible Assets, Net on our Consolidated Balance Sheets, and will be amortized over its three year estimated life. For the year ended March 31, 2023, $85 thousand of related amortization expense had been recognized.

Accounts Receivable, Net

We maintain reserves for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. During the year ended March 31, 2023, the Company had written off $2.8 million of previously reserved accounts receivable balances.

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

The Company qualified for the employee retention credit beginning in June 2020 for qualified wages through September 2021 and filed a cash refund claim during the twelve months ended March 31, 2023 for $2.5 million. Accordingly, the Company recorded an employee retention credit totaling $2.5 million, respectively, in the Employee retention tax credit line on the Company’s Consolidated Statements of Operations. As of March 31, 2023, the tax credit receivable of $2.1 million has been included in the Employee retention tax credit line on the Company's Consolidated Balance Sheet.

Advances

Advances, which are recorded within prepaid and other current assets on the Consolidated Balance Sheets, represent amounts prepaid to studios or content producers for which we provide content distribution services for which we may have the right to recoup over the term of those services. We evaluate advances regularly for recoverability and record an allowance on a specific identification basis for amounts that we expect may not be recoverable as of the Consolidated Balance Sheet dates. The provision for allowances related to advances were $1.3 million and $1.2 million, for the years ended March 31, 2023 and 2022, respectively.

Intangible Assets, Net

Intangible assets are stated at cost less accumulated amortization. For intangible assets that have finite lives, the assets are amortized using the straight-line method over the estimated useful lives of the related assets.

We review the recoverability of our Intangible Assets when events or conditions occur that indicate a possible impairment exists. An assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows.

During the years ended March 31, 2023 and 2022, we recorded an impairment of $0 and $2.0 million for our customer relationships, respectively.

Amortization expense is recorded using the straight-line method over the estimated useful lives of the respective assets as follows:

Content Library	3 – 20 years
Trademarks and Tradenames	2 – 15 years
Customer Relationships	5 – 13 years
Theatre Relationship	12 years
Software	10 years
Intangible Assets	3 – 4 years
Patents	3 years
Advertiser Relationships and Channel	2 – 3 years
Supplier Agreements	2 years

The Company’s intangible assets include the following (in thousands):

	As of March 31, 2023
	Cost Basis	Accumulated Amortization	Impairment	Net
Content Library	$23,970	$(21,126)	-	$2,844
Advertiser Relationships and Channel	12,604	(1,062)	-	11,542
Supplier Agreements	11,430	(11,430)	-	-
Customer Relationships	10,658	(7,599)	(1,968)	1,090
Trademarks and Tradenames	4,026	(2,274)	-	1,752
Software	3,200	(560)	-	2,640
Total Intangible Assets	$65,888	$(44,052)	$(1,968)	$19,868

	As of March 31, 2022
	Cost Basis	Accumulated Amortization	Impairment	Net
Content Library	$23,685	$(20,665)	$-	$3,020
Advertiser Relationships and Channel	10,081	(161)	-	9,920
Software	3,200	(240)	-	2,960
Trademarks and Tradenames	4,026	(1,301)	-	2,725
Customer Relationships	10,658	(7,327)	(1,968)	1,363
Supplier Agreements	11,430	(11,384)	-	46
Intangible Assets	$63,080	$(41,078)	$(1,968)	$20,034

As of March 31, 2023, amortization expense for each of the successive five years is expected to be (in thousands):

Total
2024	$3,378
2025	2,474
2026	1,822
2027	1,401
2028	1,291
Thereafter	9,501
Total	$19,868

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation expense is recorded using the straight-line method over the estimated useful lives of the respective assets, with useful life ranges by major asset class as follows:

Computer equipment and software	3 - 5 years
Internal use software	5 years
Digital cinema projection systems	10 years
Machinery and equipment	3 - 10 years
Furniture and fixtures	3 - 7 years

We capitalize costs associated with software developed or obtained for internal use when the preliminary project stage is completed, and it is determined that the software will provide significantly enhanced capabilities and modifications. These capitalized costs are included in property and equipment and include external direct cost of services procured in developing or obtaining internal-use software and personnel and related expenses for employees who are directly associated with, and who devote time to internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended use. Once the software is ready for its intended use, the costs are amortized over the useful life of the software on a straight-line basis. Post-configuration training and maintenance costs are expensed as incurred.

Our Property and Equipment is considered for impairment if a triggering event occurs, following the same methodology described in the Intangible Assets, net section.

As of March 31, 2023, the Company's gross Property and Equipment of $68.1 million had $66.3 million of associated accumulated depreciation. As of March 31, 2022, the Company's gross Property and Equipment of $111.7 million had $109.7 million of associated accumulated depreciation.

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

The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or to perform the quantitative impairment test. The Company reassessed goodwill impairment on its annual measurement date of March 31, 2023 by performing a qualitative analysis and determined that it was not more likely than not that the fair value of its reporting unit is greater than its carrying amount. During the year ended March 31, 2023, the Company recorded a purchase price adjustment to reduce Goodwill by $260 thousand.

No goodwill impairment charge was recorded in the years ended March 31, 2023 and 2022.

Fair Value Measurements

The authoritative guidance on fair value measurements establishes a framework with respect to measuring assets and liabilities at fair value on a recurring basis and non-recurring basis, within ASC 820, Fair Value Measurement. Under the framework, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as of the measurement date. The framework also establishes a three-tier hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability and are developed based on the best information available in the circumstances. The hierarchy consists of the following three levels:

•
Level 1 – quoted prices in active markets for identical investments
•
Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)
•
Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

The following tables summarize the levels of fair value measurements of our financial assets and liabilities (in thousands):

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Equity investment in Metaverse, at fair value	$—	$—	$5,200	$5,200
	$—	$—	$5,200	$5,200
Liabilities:
Current portion of earnout consideration on purchase of a business	$—	$—	$1,444	$1,444
Long term portion of earnout consideration on purchase of a business	—	—	—	—
	$—	$—	$1,444	$1,444

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Equity investment in Metaverse, at fair value	$7,028	$—	$—	$7,028
	$7,028	$—	$—	$7,028
Liabilities:
Current portion of earnout consideration on purchase of a business	$—	$—	$1,081	$1,081
Long term portion of earnout consideration on purchase of a business	—	—	603	603
	$—	$—	$1,684	$1,684

On February 14, 2020, the Company acquired an approximate 11.5% interest in A Metaverse Company (“Metaverse”), a publicly traded Chinese entertainment company, formerly Starrise Media Holdings Limited, whose ordinary shares are listed on the Stock Exchange of Hong Kong. The Company acquired such interest as a strategic investment and in a private transaction from a shareholder of Metaverse that is related to our major shareholders. Our major shareholders also maintain a significant beneficial interest ownership in Metaverse.

On April 10, 2020, the Company purchased an additional 15% interest in Metaverse in a private transaction from shareholders of Metaverse that are affiliated with the major shareholder of the Company. The Company recorded an additional equity investment of approximately $28.2 million, which was the fair market value of the Metaverse shares on the transaction date on the Stock Exchange of Hong Kong, in exchange for the Company’s common stock of $11.0 million, valued at the date of the issuance of the Common Stock of the Company. The difference in the value of shares received in Metaverse and shares issued by the Company is deemed as contributed capital and recorded in additional paid-in capital. This transaction was also recorded as an equity investment in Metaverse.

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

As of March 31, 2022, the value of our equity investment in Metaverse of $7.0 million, using the quoted trading price of the Stock Exchange of Hong Kong, resulting in an increase in fair value of $0.6 million for the year ended March 31, 2022.

Following the halting of Metaverse stock trading on the Stock Exchange of Hong Kong in April 2022, the Company valued our equity investment in Metaverse using a market approach and is categorized as a Level 3 valuation based on unobservable inputs. The Company estimated the fair value of Metaverse based on the last known enterprise value, adjusting for trends in enterprise valuations for comparable companies. As of March 31, 2023, the fair value was $5.2 million, resulting in a decrease in fair value of $1.8 million for the year ended March 31, 2023.

The Company estimated the fair value of its earnout liability using contractual inputs from the related business combination, which established specific fiscal year 2023 revenue growth, profitability and EBITDA targets. The Company utilizes the most up to date forecast to estimate the outcome against these targets to determine the ultimate estimated payout. The amounts recognized are not discounted. During the fiscal year ended March 31, 2023, the Company increased the estimated earnout liability by $80 thousand and made payments of $238 thousand to reduce this liability, partially offset by $83 thousand of interest accrued.

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

Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	As of March 31,
	2023	2022
Advances and Due from Producers	$3,724	$3,978
Other receivables	420	826
Inventory	207	116
Other prepaid expenses	1,107	989
Total prepaid and other current assets	$5,458	$5,909

Advances and amounts due from producers represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances and amounts due from producers regularly for recoverability and an allowance for amounts that we expect may not be recoverable. The provision for allowances and accelerated amortization related to advances and amounts due from producers were $1.3 million and $1.2 million for the years ended March 31, 2023 and 2022, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of March 31,
	2023	2022
Accounts payable	$15,042	$34,177
Amounts due to producers	13,114	10,430
Accrued compensation and benefits	2,532	3,507
Accrued other expenses	3,843	3,911
Total accounts payable and accrued expenses	$34,531	$52,025

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

Under the terms of our standard cinema equipment licensing agreements, exhibitors will continue to have the right to use our Systems through the end of the term of the licensing agreement, after which time, they have the option to: (i) return the Systems to us; (ii) renew their license agreement for successive one-year terms; or (iii) purchase the Systems from us at fair market value. As permitted by these agreements, we typically pursue the sale of the Systems to such exhibitors. Cineverse recognizes revenue once the customer takes possession of the Systems and Cineverse received the sale proceeds. Such sales were originally contemplated as the conclusion of the digital cinema deployment plan. For the Fiscal Years ended March 31, 2023 and 2022, the Company recognized revenue of $2.6 million and $9.6 million from Digital Cinema System Sales, respectively.

The Cinema Equipment segment earns an administrative fee of approximately 5% of VPFs collected and, in addition, earns an incentive service fee equal to 2.5% of the VPFs earned by Phase 1 Deployment. This administrative fee is related to the collection and remittance of the VPF’s and the performance obligation is satisfied at that time the related VPF fees are due which is at the time the movies are displayed on screens utilizing our Systems installed in movie theatres. The service fees are recognized at a point in time revenue when the corresponding VPF fees are due from the movie studios and distributors.

A limited number of systems from our Phase I deployment remain eligible for VPF's from certain distributors where Phase I exhibitors have renewed their term on an annual basis. We continue to pursue system sales for these remaining exhibitors.

For the year ended March 31, 2023 and 2022, $9.1 million and $4.8 million of revenue was recognized that was included in the accounts payable balance as constrained variable consideration at the beginning of the year. Certain agreements with studios contain the right to audit VPF fees. As a result, the Company recognized these amounts as constrained variable consideration until audit conclusion or the expiration of the associated audit rights. The Company recognized the revenue once the uncertainty associated with the variable considerations was resolved. As of March 31, 2023, approximately $1.0 million remains on our Consolidated Balance Sheet in accounts payable as constrained variable consideration.

Content & Entertainment Segment

Our Content & Entertainment segment earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, video on demand (“VOD” or “OTT Streaming and Digital”), and physical goods (e.g., DVDs and Blu-ray Discs) (“Base Distribution”). Fees earned are typically a percentage based on the net amounts received from our customers. Depending upon the nature of the agreements with the platform and content providers, the fee rate that we earn varies. The Company’s performance obligations include the delivery of content for transactional, subscription and ad supported/free ad-supported streaming TV (“FAST”) on the digital platforms, and shipment of DVDs and Blu-ray Discs. Revenue is recognized at the point in time when the content is available for subscription on the digital platform (the Company’s digital content is considered functional IP), at the time of shipment for physical goods, or point-of-sale for transactional and VOD services as the control over the content or the physical title is transferred to the customer. The Company considers the delivery of content through various distribution channels to be a single performance obligation. Base Distribution Revenue from the sale of physical goods is recognized after deducting the reserves for sales returns and other allowances, which are accounted for as variable consideration.

Base Distribution is recognized after deducting reserves for sales returns and other allowances. Reserves for potential sales returns and other allowances are recorded based upon historical experience. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required.

The Content & Entertainment segment also has contracts for the theatrical distribution of third party feature movies and alternative content. The Content & Entertainment segment's distribution fee revenue and participation in box office receipts are recognized at the time a feature movie and alternative content are viewed. The Content & Entertainment segment has the right to receive or bill a portion of the theatrical distribution fee in advance of the exhibition date, and therefore such amount is recorded as a receivable at the time of execution, and all related distribution revenue is deferred until the third party feature movies’ or alternative content’s theatrical release date.

The Company follows the five-step model established by ASC 606, Revenue from Contracts with Customers when preparing its assessment of revenue recognition.

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

Deferred revenue pertaining to our Content & Entertainment includes amounts related to the sale of DVDs with future release dates.

Deferred revenue relating to our Cinema Equipment segment pertains to revenues earned in connection with up front exhibitor contributions that are deferred and recognized over the expected cost recoupment period. It also includes unamortized balances in connection with activation fees due from the Systems deployments that have extended payment terms.

The ending deferred revenue balance, including current as of March 31, 2023 and 2022 was $0.2 million. For the year ended March 31, 2023, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business. During the year ended March 31, 2023, $0.2 million of revenue was recognized that was included in the deferred revenue balance at the beginning of the year.

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

Disaggregation of Revenue

The Company disaggregates revenue into different revenue categories for the Content & Entertainment and Cinema Equipment segments. The Content & Entertainment segment revenue categories are: Base Distribution and Streaming and Digital. The Cinema Equipment segment revenue categories are: Variable Consideration, System Sales, and Services and Deployment.

The following tables present the Company’s revenue by segment and source (in thousands):

	Year Ended March 31,
	2023	2022
Content & Entertainment segment:
Streaming and Digital	$40,423	$27,448
Base Distribution	15,554	10,447
Total Content & Entertainment revenue	$55,977	$37,895

Cinema Equipment segment:
Variable Consideration	$9,136	$4,810
System Sales	2,632	11,267
Services and Deployment	281	2,082
Total Cinema Equipment revenue	$12,049	$18,159

Total Revenue	$68,026	$56,054

As of March 31, 2023, our Phase I Deployment and Phase II Deployment agreements with certain major studios have reached their conclusion and we do not expect any material revenues to be generated in the Cinema Equipment segment except for System Sales.

Concentrations

For the fiscal year ended March 31, 2023, one customer represented 10% of consolidated revenue, accounting for 18% of Content & Entertainment revenue and 12% of Cinema Equipment revenue. For the fiscal year ended March 31, 2022, no customer accounted for more than 10% of our consolidated revenue.

Direct Operating Costs

Direct operating costs consist of operating costs such as cost of revenue, fulfillment expenses, shipping costs, property taxes and insurance on systems, royalty expenses, allowance against advances, and marketing and direct personnel costs.

Stock-based Compensation

The Company issues stock-based awards to employees and non-employees, generally in the form of restricted stock, restricted stock units, stock appreciation rights and performance stock units. The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC

718”). ASC 718 requires all stock-based payments, including grants of stock options and restricted stock units and modifications to existing stock options, to be recognized in the Consolidated Statements of Operations and Comprehensive Loss based on their fair values. The Company measures the compensation expense of employee and non-employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized on a straight-line basis over the period during which the employee and non-employee is required to provide service in exchange for the award. The fair values of options and stock appreciation rights are calculated as of the date of grant using the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility, risk-free rate and expected term. The Company’s estimates of these assumptions are primarily based on the trading price of the Company’s stock, historical data, peer company data and judgment regarding future trends and factors.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss and tax credit carryforwards and for differences between the carrying amounts of existing assets and liabilities and their respective tax basis.

Valuation allowances are established when management is unable to conclude that it is more likely than not that some portion, or all, of the deferred tax asset will ultimately be realized. The Company is primarily subject to income taxes in the United States and India.

The Company accounts for uncertain tax positions in accordance with an amendment to ASC Topic 740-10, Income Taxes, which provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded. The Company has no uncertain tax positions.

Earnings per Share

Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include stock options and stock appreciation right outstanding during the period, and performance awards which are expected to be settled in shares and would be issuable at period end, using the treasury stock method. Potentially dilutive common shares are excluded from the computations of diluted income (loss) per share if their effect would be anti-dilutive. A net loss available to common stockholders causes all potentially dilutive securities to be anti-dilutive and are not included.

Basic and diluted net income (loss) per share are computed as follows (in thousands, except per share data):

	Year Ended March 31,
	2023	2022
Basic net income (loss) per share:
Net income (loss) attributable to common stockholders	$(10,085)	$1,770
Shares used in basic computation:
Weighted-average shares of common stock outstanding	8,889	8,532
Basic net income (loss) per share	$(1.13)	$0.21

Shares used in diluted computation:
Weighted-average shares of common stock outstanding	$8,889	$8,532
Stock options and SARs	—	159
Weighted-average number of shares	8,889	8,691
Diluted net income (loss) per share	$(1.13)	$0.20

The calculation of diluted net income (loss) per share for the year ended March 31, 2023 and 2022 does not include the impact of 700 thousand and 339 thousand potentially dilutive shares, respectively, relating to stock options, performance shares and stock appreciation rights, as their impact would have been anti-dilutive due to the respective period's income (loss) and an exercise price which exceeded period-end share price.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company evaluates all Accounting Standard Updates ("ASUs") issued but not yet effective by FASB for consideration of their applicability. ASU's not included in the Company's disclosures were assessed and determined to be not applicable and material to the Company's consolidated financial statements or disclosures.

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU 2021- 08”) 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively. The Company does not expect the adoption of the amendments to have a material impact on its consolidated financial statements.

In June 2022, the FASB issued ASU No. 2022-03, "Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions," which clarifies and amends the guidance of measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of the equity securities. The guidance will be effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company does not expect the adoption to have a material impact on our consolidated financial statements.

3. OTHER INTERESTS

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

CDF2 Holdings is a Variable Interest Entity (“VIE”), as defined in ASC 810, Consolidation. ASC 810 requires the consolidation of VIEs by an entity that has a controlling financial interest in the VIE which entity is thereby defined as the primary beneficiary of the VIE. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, among other factors. Although we indirectly, wholly own CDF2 Holdings, we, a third party that also has a variable interest in CDF2 Holdings, and an independent third party manager must mutually approve all business activities and transactions that significantly impact CDF2 Holdings’ economic performance. We have therefore assessed our variable interests in CDF2 Holdings and determined that we are not the primary beneficiary of CDF2 Holdings. As a result, CDF2 Holdings’ financial position and results of operations are not consolidated in our financial statements. In completing our assessment, we identified the activities that we consider most significant to the economic performance of CDF2 Holdings and determined that we do not have the power to direct those activities, and therefore we account for our investment in CDF2 Holdings under the equity method of accounting.

As of March 31, 2023 and 2022, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable was $0.5 million and $0.8 million as of March 31, 2023 and 2022, respectively, which are included in accounts receivable, net on the accompanying Consolidated Balance Sheets.

The accompanying Consolidated Statements of Operations include $0.2 million and $0.8 million of digital cinema servicing revenue from CDF2 Holdings for the year ended March 31, 2023 and 2022, respectively.

Total stockholders’ deficit of CDF2 Holdings at March 31, 2023 and 2022 was $59.2 and $55.6 million, respectively. We have no obligation to fund the operating loss or the stockholders’ deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of March 31, 2023 and 2022 is carried at $0.

CONtv

We own an 85% interest in CON TV, LLC ("CONtv"), a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the Internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets. CONtv is consolidated in our consolidated financial statements with the 15% minority interest presented as a non-controlling interest.

Roundtable

On March 15, 2022, the Company entered into a stock purchase agreement with Roundtable Entertainment Holdings, Inc. (“Roundtable”) pursuant to which the Company purchased 0.5 thousand shares of Roundtable Series A Preferred Stock and warrants to purchase 0.1 thousand shares of Roundtable Common Stock (together, the “Roundtable Securities”). The Company paid the purchase price for the Roundtable Securities by issuing 16 thousand shares of Common Stock to Roundtable, after taking into account the June 2023 reverse stock split (further described in the Stockholders' Equity footnote). The Company recorded $0.2 million for the purchase of the Roundtable Securities which is included in other long-term assets on the accompanying Consolidated Balance Sheets. The investment in the Roundtable Securities was made in connection with a proposed collaboration with Roundtable regarding production and distribution of streaming content including the launch of high profile branded enthusiast streaming channels. The Roundtable investment was accounted for using the cost method of accounting as we own less than 20% of Roundtable and do not exert a significant influence over their operations. Our President and Chief Strategy Officer is on the Roundtable Board of Directors.

Christian Cinema LLC

On February 27, 2023, the Company, together with its subsidiary Dove Family Channel, entered into an asset purchase agreement with Christian Cinema LLC and Dove Movies LLC (together, “Christian Channel”), to buy substantially all of the assets of Christian Channel, for consideration of $1.5 million, of which $602 thousand was paid in cash and $898 thousand was paid with 83 thousand shares of the Company's Common Stock, after taking into account the June 2023 reverse stock split (further described in the Stockholders' Equity footnote). Cineverse allocated the $1.5 million purchase price to Intangibles assets, net on the Consolidated Balance Sheet as of March 31, 2023.

4. STOCKHOLDERS’ EQUITY

COMMON STOCK

Authorized Common Stock

On June 7, 2023, the Company amended its Certificate of Incorporation to effect a 1:20 reverse stock split, which became effective on June 9, 2023 (the "Reverse Stock Split"). Proportionate adjustments were made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, as well as to the number of shares issuable under the Company’s equity incentive plans. The Reverse Stock Split did not affect the number of authorized shares of Common Stock or the par value of the Common Stock nor did it change the authorized shares of preferred stock or the relative voting power of such holders of our outstanding Common Stock and preferred stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would have otherwise been entitled to receive fractional shares as a result of the Reverse Stock Split were entitled to a cash payment in lieu thereof after the sale on the open market of the aggregated fractional shares by the exchange agent for the Reverse Stock Split. All shares and per share amounts discussed in these consolidated financial statements have been retrospectively adjusted for the Reverse Stock Split. The effects of the Reverse Stock Split have been retrospectively effected throughout this document, including but not limited to earnings per share.

On October 11, 2021, the Company filed an Amended and Restated Certificate of Incorporation which authorized an increase in the number of shares of Common Stock for issuance to 275 million shares.

During the year ended March 31, 2023, the Company issued 582 thousand shares of Common Stock in payment of preferred stock dividends, Board fees, payment of performance shares, pursuant to a business combinations, and the acquisition of intangible assets, after taking into account the June 2023 Reverse Stock Split.

During the year ended March 31, 2022, the Company issued 455 thousand shares of Common Stock which consist of the sale of shares of our Common Stock, issuance of Common Stock for business combinations, the issuances of Common Stock in payment of preferred stock dividends and in payment of board retainer fees, and as payment pursuant to a Stock Purchase Agreement, after taking into account the Reverse Stock Split.

ATM Sales Agreement

In July 2020, we entered into an At-the-Market sales agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) and B. Riley FBR, Inc. (“B. Riley” and, together with A.G.P., the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of Common Stock at the market prices prevailing on Nasdaq at the time of the sale of such shares. The Company is not obligated to sell any shares under the ATM Sales Agreement. Any sales of shares made under the ATM Sales Agreement will be made pursuant to the 2020 Shelf Registration Statement, for an aggregate offering price of up to $30 million.

During the year ended March 31, 2021, we sold 1.4 million shares of Common Stock under the ATM Sales Agreement, taking into account the Reverse Stock Split. Net proceeds from such sales totaled $18.6 million. No sales under the ATM Sales Agreement were made during the year ended March 31, 2023 or 2022. Subsequent to March 31, 2023, the Company sold 177 thousand shares of Common Stock under the ATM Sales Agreement for net proceeds of $1.1 million.

Common Stock Offering

On June 14, 2023, the Company agreed to sell its shares in a public offering, as further described in Note 9 - Subsequent Events.

Common Stock Purchase Agreement

In October 2021, we entered into a Common Stock Purchase Agreement (the “Equity Line Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital, LLC (“B. Riley”). Pursuant to the Equity Line Purchase Agreement, the Company has the right to sell to B. Riley up to the lesser of (i) $50 million of newly issued shares of Common Stock and (ii) the Exchange Cap (as defined in the Equity Line Purchase Agreement), from time to time during the 24-month period from and after the October 21, 2021. Sales of Common Stock pursuant to the Equity Line Purchase Agreement, and the timing of any sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to B. Riley under the Equity Line Purchase Agreement. As consideration for B. Riley’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the Equity Line Purchase Agreement, upon execution of the Equity Line Purchase Agreement, the Company issued 10.5 thousand shares of Common Stock to B. Riley (the “Commitment Shares”), taking into account the Reverse Stock Split. The purchase price of the shares of Common Stock that we elect to sell to B. Riley pursuant to the Equity Line Purchase Agreement will be determined by reference to the volume weighted average price of the Common Stock (“VWAP”) during the applicable purchase date, less a fixed 5% discount to such VWAP. Pursuant to the Registration Rights Agreement, the Company filed a Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on October 21, 2021 (File No. 333-260210) for the resale by B. Riley of up to 1.3 million shares of Common Stock (including the Commitment Shares) acquired pursuant to the Equity Line Purchase Agreement, taking into account the Reverse Stock Split. There were no sales under these agreements for the year ended March 31, 2023. As of March 31, 2023, there is still approximately $38.0 million available under the 2020 Shelf Registration Statement, and $37.6 million available under the Equity Line Purchase Agreement, to raise additional capital.

PREFERRED STOCK

Cumulative dividends in arrears on preferred stock were $0.1 million as of March 31, 2023 and 2022. For the years ended March 31, 2023 and 2022, we paid preferred stock dividends in the form of 37 thousand and 12 thousand shares of Common Stock, respectively.

TREASURY STOCK

We have treasury stock, at cost, consisting of 66 thousand shares of Common Stock as of March 31, 2023 and 2022.

EQUITY INCENTIVE PLANS

Stock Based Compensation Awards

Awards issued under our 2000 Equity Incentive Plan (the “2000 Plan”) were in any of the following forms (or a combination thereof) (i) stock option awards; (ii) stock appreciation rights; (iii) stock or restricted stock or restricted stock units; or (iv) performance awards. The 2000 Plan provides for the granting of incentive stock options (“ISOs”) with exercise prices not less than the fair market value of our Common Stock on the date of grant. ISOs granted to shareholders having more than 10% of the total combined voting power of the Company must have exercise prices of at least 110% of the fair market value of our Common Stock on the date of grant. ISOs and non-statutory stock options granted under the 2000 Plan are subject to vesting provisions, and exercise is subject to the continuous service of the participant. The exercise prices and vesting periods (if any) for non-statutory options were set at the discretion of our Compensation Committee.

Options outstanding and exercisable under the 2000 Plan are as follows:

As of March 31, 2023
Range of Exercise Prices	Options Outstanding (In thousands)	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$148	0.3	2.25	$148	$—
$280 - $488	10.0	0.50	$290	—
	10.2	0.54	$287	$—

As of March 31, 2022
Range of Exercise Prices	Options Outstanding (In thousands)	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$148	0.3	3.25	$148	$—
$280 - $488	10.6	1.50	290	—
	10.9	1.54	$287	$—

A total of 0.4 thousand options were forfeited during the year ended March 31, 2023. The Company does not estimate forfeitures, but recognizes forfeitures in the period in which they occur.

In August 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan). The 2017 Plan replaced the 2000 Plan, and applies to employees and directors of, and consultants to, the Company. The 2017 Plan provides for the issuance of up to 905 thousand shares of Common Stock, in the form of various awards, including stock options, stock appreciation rights, stock, restricted stock, restricted stock units, performance awards and cash awards.

During the year ended March 31, 2023, the Company granted 155 thousand stock appreciation rights (“SARs”), which were granted under the 2017 Plan. All SARs issued have an exercise price equal to the market price of the Company’s Common Stock on the date of grant and a maturity date of 10 years after grant date.

The following weighted average assumptions were used to estimate the fair value of SARs granted, as follows:

	For the Year Ended March 31,
	2023	2022
Expected dividend yield	—	—
Expected equity volatility	112%	95% - 114%
Expected term (years)	6.50	6.0 - 6.5
Risk-free interest rate	4.49%	0.96% - 1.63%
Exercise price	$9.82	$25.80-$51.20
Market price per share	$9.82	$25.80-$51.20

The weighted average fair value of outstanding the grants made during the year ended March 31, 2023, was $8.52 per award. The weighted average fair value of outstanding the grants made during the year ended March 31, 2022, was $32.67 per award.

SARs outstanding under the 2017 Plan are as follows:

As of March 31, 2023
Range of Prices	SARs Outstanding (In thousands)	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$7.80 - $14.80	430	8.37	$11.15	$3
$23.20 - $29.40	105	6.25	27.62	—
$34.20 - $42.00	100	8.78	40.18	—
$44.60 - $51.20	21	8.57	45.46	—
	657	8.10	$19.33	$3

As of March 31, 2022
Range of Prices	SARs Outstanding (In thousands)	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$10.80 - $14.80	278	8.74	$12.40	$1,208
$23.20 - $29.40	114	7.90	27.40	—
$34.20 - $42.00	123	8.91	39.40	—
$44.60 - $51.20	30	9.60	46.40	—
	545	8.65	$23.52	$1,208

Exercisable SARs under the 2017 Plan as of March 31, 2023 are as follows:

SARs Exercisable (In thousands)	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
424	7.6	$20.46	$—

As of March 31, 2023, the compensation cost not yet recognized related nonvested SARS awards totaled $441 thousand, to be recognized over the weighted average remaining vesting period of 0.64 years.

Total SARs outstanding are as follows (in thousands):

Year Ended March 31, 2023
March 31, 2022	545
Issued	155
Forfeited	(43)
March 31, 2023	657

In addition, the Company grants performance stock unit ("PSU") awards under the 2017 Plan to employees of the Company that vest upon certain performance goals being achieved over a two year period. Upon vesting, the award may be settled in shares or cash at the Company's discretion.

In fiscal year 2023, 31 thousand PSU shares were issued. No PSU shares were issued during the year ended March 31, 2022.

During the year ended March 31, 2023, there were 6 thousand additional PSU awards granted, and the Company issued 24 thousand shares of Common Stock (net of 10 thousand shares withheld to pay taxes). Based on performance for the year ended March 31, 2023, the Company has accrued for 16 thousand unvested PSU awards.

A total of $4.5 million and $5.5 million of stock based compensation was included within Selling, General and Administrative expenses for the years ended March 31, 2023 and 2022, respectively.

There was $0.4 million of stock-based compensation expense for the year ended March 31, 2023 and 2022, respectively, related to Board of Director fees. During the years ended March 31, 2023 and 2022, the Company issued 34 thousand and 14 thousand restricted shares to non-employee directors, respectively.

OPTIONS GRANTED OUTSIDE CINEVERSE’S EQUITY INCENTIVE PLAN

In October 2013, we issued options outside of the 2000 Plan to 10 individuals who became employees as a result of a business combination. The employees received options to purchase an aggregate of 3 thousand shares of our Common Stock at an exercise price of $350 per share. The options were fully vested as of October 2017 and expire 10 years from the date of grant, if unexercised. As of March 31, 2023, 0.6 thousand of such options remained outstanding.

5. DEBT

Line of Credit Facility

The Company is party to a Loan, Guaranty, and Security Agreement with East West Bank ("EWB") providing for a revolving line of credit (the "Line of Credit Facility") of $5.0 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and such subsidiaries' assets. The Line of Credit bears an interest rate equal to 1.5% above the prime rate, and was 9.0% as of March 31, 2023. The Line of Credit expires on September 15, 2023 with a one-year extension available at EWB's discretion. As of March 31, 2023, a balance of $5.0 million was outstanding on the line of the Credit Facility. Under the Line of Credit Facility, the Company is subject to certain financial and nonfinancial covenants which require the Company to maintain certain metrics and ratios, maintain certain minimum cash on hand, and to report financial information to our lender on a periodic basis. For the year ended March 31, 2023, the Company had interest expense of $0.2 million related to the Line of Credit Facility. On June 28, 2023, the Company was notified in writing by EWB that it intends to extend the maturity date of the Line of Credit Facility to September 15, 2024, subject to definitive documentation.

PPP Loan

On April 15, 2020, the Company received $2.2 million from EWB, the Company’s existing lender, pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts were intended to be eligible for forgiveness, subject to the provisions of the CARES Act, and could be subject to repayment. The PPP Loan would have matured on April 10, 2022 and accrued interest at 1% per annum. The interest accrued during the initial six-month period would have been due and payable, together with the principal, on the PPP maturity date. On July 7, 2021, the Company received notification from EWB that the U.S. Small Business Administration had approved the Company’s PPP Loan forgiveness application for the entire PPP Loan amount and accrued interest effective June 30, 2021. For the year ended March 31, 2022, the Company recognized a gain on extinguishment of note payable of $2.2 million in the Consolidated Statement of Operations for the forgiveness of PPP loan principal and interest.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

Cineverse is a virtual company with one domestic operating lease, acquired through the acquisition of Digital Media Rights ("DMR") and subleased to a third party. The Company has not been relieved of the its original lease obligation and therefore recognizes both a lease liability and right-of-use asset as part of the arrangement. The end of both the original lease and sublease's term is January 2025. The Company has recognized $115 thousand of sublease income related to its subleasing arrangement.

In addition, during the year ended March 31, 2023, the Company entered into two operating leases for its India operations, with expiration dates in July 2027.

The table below presents the lease-related assets and liabilities recorded on our Consolidated Balance Sheets (in thousands):

	Classification on the Balance Sheet	2023	2022
Assets
Noncurrent	Other long-term assets	$1,265	$749
Liabilities
Current	Operating leases – current portion	418	258
Noncurrent	Operating leases – long-term portion	863	491
Total operating lease liabilities		$1,281	$749

The table below presents the annual gross undiscounted cash flows related to the Company's operating lease commitments and subleasing arrangements (in thousands):

Year ending March 31,	Operating Lease Commitments	Sublease Payments
2024	$446	$180
2025	415	154
2026	191	—
2027	201	—
2028	68	—
Thereafter	—	—

Since our operating leases do not provide a readily determinable implicit rate, the Company estimated its incremental borrowing rate to discount the lease payments based on information available at Cineverse's lease commencement date. The average discount rate utilized was 3.34%.

The Company incurred $441 thousand and $125 thousand in rental expense associated with its operating leases during the years ended March 31, 2023 and 2022, respectively.

Commitments

In the ordinary course of business, the Company enters into contractual arrangements, from time to time, under which it agrees to commitments with content providers for certain rights which are in production or have not yet been completed, delivered to, and accepted by the Company. Based on the nature of these agreements, which may be subject to delay or project abandonment, there is uncertainty with the amounts and timing of its commitments. Certain of these advances are eligible to be recouped through future revenue sharing arrangements. Based on the stage of the Company's projects, the table presented below represents an estimate of the Company's gross project commitments over the next five fiscal years (in thousands).

	Fiscal Year Ended March 31,
	2024	2025	2026	2027	2028
Total Project Commitments	$1,718	$343	$283	$-	$-

7. SEGMENT INFORMATION

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

Provides monitoring, collection, verification, and management services to this segment, as well as to exhibitors who purchase their own equipment, and also collects and disburses VPFs from motion picture studios, distributors and ACFs from alternative content providers, movie exhibitors and theatrical exhibitors (collectively, “Services”).

Content & Entertainment

Leading independent streaming company of content and channels. We collaborate with producers and other content owners to market, source, curate and distribute independent content to targeted and under-served audiences in theatres and homes, and via mobile and emerging platforms.

The following tables present certain financial information related to our reportable segments and Corporate (in thousands):

	As of March 31, 2023
	Intangible Assets, net	Goodwill	Total Assets	Line of Credit, Net	Operating Lease Liabilities
Cinema Equipment	$—	$—	$6,928	$—	$—
Content & Entertainment	19,644	20,824	73,587	—	1,281
Corporate	224	—	7,472	4,924	—
Total	$19,868	$20,824	$87,988	$4,924	$1,281

	As of March 31, 2022
	Intangible Assets, net	Goodwill	Total Assets	Line of Credit, Net	Operating Lease Liabilities
Cinema Equipment	$—	$—	$24,445	$—	$—
Content & Entertainment	19,946	21,084	68,873	—	—
Corporate	88	—	11,318	—	749
Total	$20,034	$21,084	$104,636	$—	$749

	Statements of Operations
	For the Year Ended March 31, 2023
	Cinema Equipment	Content & Entertainment	Corporate	Consolidated
Revenues	$12,049	$55,978	$—	$68,026
Direct operating	411	35,953	—	36,364
Selling, general and administrative	2,645	15,073	19,101	36,819
Allocation of corporate overhead	374	10,093	(10,467)	—
Depreciation and amortization	326	3,429	8	3,763
Total operating expenses	3,756	64,548	8,642	76,946
Operating income (loss)	$8,293	$(8,570)	$(8,642)	$(8,920)

	Statements of Operations
	For the Year Ended March 31, 2022
	Cinema Equipment	Content & Entertainment	Corporate	Consolidated
Revenues	$18,159	$37,895	$—	$56,054
Direct operating	687	20,207	—	20,894
Selling, general and administrative	1,405	13,935	14,211	29,551
Depreciation and amortization	1,160	3,401	5	4,566
Impairment of intangible assets	—	1,968	—	1,968
Allocation of corporate overhead	560	3,752	(4,312)	—
Total operating expenses	3,812	43,263	9,904	56,979
Operating income (loss)	$14,347	$(5,368)	$(9,904)	$(925)

For the year ended March 31, 2023, stock-based compensation cost of $4,470 was incurred by the Corporate segment. For the year ended March 31, 2022, stock based compensation costs of $1,034 thousand was incurred by the Content & Entertainment segment and $4,453 thousand was incurred by Corporate.

8. INCOME TAXES

We recorded income tax expense of $0.1 million from operations and an income tax (benefit) of $(0.8) million for the years ended March 31, 2023 and 2022, respectively. For the year ended March 31, 2023, the income tax expense of $0.1 million was mainly related to foreign income taxes. The income tax (benefit) of $(0.8) million for the year ended March 31, 2022 was related to a $(0.9) million tax benefit release of the valuation allowance resulting from the acquisition of Foundation TV, offset by $0.1 million of state income taxes due to taxable income at the state level and timing differences related to fixed asset depreciation.

The following table presents the components of income tax expense (benefit) (in thousands):

	For the Fiscal Year Ended March 31,
	2023	2022
Federal:
Current	$—	$—
Deferred	—	(672)
Total federal	$—	$(672)
State:
Current	$12	$100
Deferred	—	(216)
Total state	$12	$(116)
Foreign:
Current	$107	$—
Deferred	—	—
Total foreign	107	—
Income tax expense (benefit)	$119	$(788)

Net deferred taxes consisted of the following (in thousands):

	As of March 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$18,318	$15,853
Stock-based compensation	3,246	2,391
Intangibles	4,800	5,247
Accrued liabilities	908	1,216
Allowance for doubtful accounts	—	865
Investments	4,344	3,797
Nondeductible interest expense	3,479	3,654
Other	750	326
Total deferred tax assets before valuation allowance	35,845	33,349
Less: Valuation allowance	(35,755)	(33,212)
Total deferred tax assets after valuation allowance	$90	$137
Deferred tax liabilities:
Depreciation and amortization	$(90)	$(137)
Total deferred tax liabilities	(90)	(137)
Net deferred tax	$—	$—

We have provided a valuation allowance equal to our net deferred tax assets as of March 31, 2023 and 2022. We are required to recognize all or a portion of our deferred tax assets if we believe that it is more likely than not that such assets will be realized, given the weight of all available evidence. We assess the realizability of the deferred tax assets at each interim and annual balance sheet date. In assessing the need for a valuation allowance, we considered both positive and negative evidence, including recent financial performance, projections of future taxable income and scheduled reversals of deferred tax liabilities. The net changes in the valuation allowance of $2.5 million and $2.2 million during the fiscal years ended March 31, 2023 and 2022, respectively, were mainly due to increases in the deferred tax asset related to the net operating loss carryforward and other temporary differences. We will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based upon actual and forecasted operating results.

As of March 31, 2023, we had utilizable federal and state net operating loss carryforwards of approximately $63.7 million available in the United States of America (“U.S.”) to reduce future taxable income. U.S. federal and state net operating loss carryforwards of approximately $22.6 and $63.7 million, respectively, generally begin to expire in 2026. U.S. federal net operating loss carryforwards that were generated during the years ended March 31, 2020, 2021, 2022, and 2023 of approximately $41.1 million, do not expire.

Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may result in a limitation on the amount of net operating losses that may be utilized in future years. During the year ended March 31, 2018, approximately $233.5 million of our net operating losses became subject to limitation under Internal Revenue Code Section 382 in connection with the consummation in November 2017 of the transactions under the Stock Purchase Agreement with Bison. Approximately $209.0 million of our net operating losses became unusable because of the ownership change. Future significant ownership changes could cause a portion or all of our remaining net operating losses to expire before utilization.

On March 27, 2020, the CARES Act was signed into law. The Act contains several new or changed income tax provisions, including but not limited to the following: increased limitation threshold for determining deductible interest expense; class life changes to qualified improvements (in general, from 39 years to 15 years); and the ability to carry back net operating losses incurred from tax years 2018 through 2020 up to the five preceding tax years. The Company has evaluated the new tax provisions of the CARES Act and determined the impact to be either immaterial or not applicable.

The differences between the U.S. statutory federal tax rate and our effective tax rate are as follows:

	For the Year Ended March 31,
	2023	2022
Provision at the U.S. statutory federal tax rate	21.0%	21.0%
State income taxes, net of federal benefit	8.0%	(83.7)%
Change in valuation allowance	(27.8)%	137.0%
Non-deductible expenses	(8.3)%	31.5%
Executive officer compensation limitation – Section 162(m)	(2.0)%	2.8%
PPP loan forgiveness	—	(30.9)%
Losses from non-consolidated entities	7.9%	(131.1)%
Other	(0.1)%	0.2%
Income tax benefit (expense)	(1.3)%	(53.2)%

We file income tax returns in the U.S. federal jurisdiction, various U.S. states, and India. For federal income tax purposes, our fiscal 2020 through 2023 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For U.S. state tax purposes, our fiscal 2019 through 2023 tax years generally remain open for examination by most of the tax authorities under a four-year statute of limitations. For Indian income tax purposes, our fiscal 2022 and 2023 tax years remain open for examination by the tax authorities.

9. SUBSEQUENT EVENTS

Series B Preferred Share Issuance

On April 4, 2023, Christopher McGurk, the Company’s Chief Executive Officer and Chairman of the Board, purchased 1 share of the Company’s Series B Preferred Stock ("Series B Preferred"), $.001 par value, for $10,000 which entitled the holder to 1,800,000,000 votes (not adjusted for Reverse Stock Split) only on a reverse stock split proposal of the Company under certain conditions. The Series B Preferred has no right to vote on any other matter except as may be required by the General Corporation Law of the State of Delaware. The share of Series B Preferred is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company and may not be transferred at any time prior to stockholder approval of the reverse stock split matter without the prior written consent of the Company's Board of Directors. On June 9, 2023, the single outstanding share of Series B Preferred was redeemed by the Company for $10,000.

Sid & Marty Krofft Pictures

On May 5, 2023, the Company entered into a Channel Development, Management and Distribution Agreement with Sid & Marty Krofft Pictures, which provides the Company with content distribution and advertising rights in exchange for an initial $1.3 million advance commitment, which is recoupable against future revenue sharing provisions.

Reverse Stock Split

On May 30, 2023, a Special Meeting of Stockholders of Cineverse was held to approve an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of the Company's Class A Common Stock, subject to the Board's discretion and to reduce the total number of Class A Common Stock authorized for issuance in connection with the reverse stock split. On June 1, 2023, the Company's Board of Directors authorized a 1-for-20 reverse stock split of its Class A Common Stock and all related outstanding awards. The authorized shares remained unchanged from 275 million shares. The par value of the Class A Common Stock was unchanged. As a result, each shareholder’s percentage ownership interest in the Company and proportional voting power remained unchanged. In accordance with ASC Topic 505, Equity, the Company has retroactively reflected this change within the share and per-share amounts disclosed throughout this document. Refer to the Shareholders' Equity footnote within these financial statements for additional information.

Terrifier 3

On June 12, 2023, the Company announced that it had acquired the North American rights to Terrifier 3. At contract signing, $1.5 million was owed and based on the success of the project, the Company's commitment can reach $5.2 million. By the terms of the agreement, these commitments are recoupable based on the revenue generated by the project.

Equity Raise

On June 14, 2023, under its Securities Purchase Agreement pursuant a prospectus supplement which was part of an effective registration statement, the Company agreed to sell in a public offering an aggregate of 2,150,000 shares Common Stock, pre-funded warrants to purchase up to 516,667 shares of Common Stock, and common warrants to purchase up to 2,666,667 shares of Common Stock at an effective combined purchase price of $3.00 per share and related common warrant, for aggregate gross proceeds of approximately $8.0 million, before deducting placement agents fees and offering expenses payable by the Company. The shares or pre-funded warrants and related common warrants are immediately exercisable and separable. Each pre-funded warrant is exercisable for one share of Common Stock. The pre-funded warrants have a nominal exercise price of $0.001 per share, after the remainder of the full exercise cost was pre-funded to the Company at the closing of the offering and will expire when exercised in full. The Common Warrants have an exercise price of $3.00 per share and expire on the five year anniversary of the date of issuance. The closing of the offering occurred on June 16, 2023.

Line of Credit Extension

On June 28, 2023, the Company was notified in writing by EWB that it intends to extend the maturity date of the Line of Credit Facility to September 15, 2024, subject to definitive documentation.

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

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in the Exchange Act), as of March 31, 2023. Based on such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures due to the material weaknesses identified in our internal control over financial reporting as of March 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of March 31, 2023.

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

We’ve implemented certain period-end controls for closing and financial reporting during the year. As of March 31, 2023, certain of these newly implemented procedures, particularly the ones relating to the review of account reconciliations and evaluation of accounting reporting of infrequent and material transactions, were not implemented and operating effectively for a sufficient amount of time to demonstrate that the material weakness in our year-end closing and reporting system had been remediated.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Christopher J. McGurk, 66, has been the Company’s Chief Executive Officer and Chairman of the Board since January 2011. Mr. McGurk was the founder and Chief Executive Officer of Overture Films from 2006 until 2010 and also the Chief Executive Officer of Anchor Bay Entertainment, which distributed Overture Films’ products to the home entertainment industry. From 1999 to 2005, Mr. McGurk was Vice Chairman of the Board and Chief Operating Officer of Metro-Goldwyn-Mayer Inc. (“MGM”), acting as the company’s lead operating executive until MGM was sold for approximately $5 billion to a consortium of investors. Mr. McGurk joined MGM from Universal Pictures, where he served in various executive capacities, including President and Chief Operating Officer, from 1996 to 1999. From 1988 to 1996, Mr. McGurk served in several senior executive roles at The Walt Disney Studios, including Studios Chief Financial Officer and President of The Walt Disney Motion Picture Group. Mr. McGurk has previously served on the boards of IDW Media Holdings, Inc., BRE Properties, Inc., DivX Inc., DIC Entertainment, Pricegrabber.com, LLC and MGM Studios, Inc.

Ashok Amritraj, 67, has been a member of the Board since August 2021. He has been Chairman and CEO of Hyde Park Entertainment, Inc. (“Hyde Park”) since 2000 and is an internationally renowned award-winning film producer, having made over 100 films during the span of his 35-year career. Mr. Amritraj is involved with philanthropic causes and was appointed a United Nations India Goodwill Ambassador in 2016 and, in 2018, by decree of the President of the Republic of France, was appointed a Chevalier (Knight) of the Ordre National du Merité. Mr. Amritraj serves on the Producers A2025 Committee to advance inclusion and equitable opportunities at the Academy of Motion Picture Arts and Sciences as well as on the advisory board for the Dodge Film School at Chapman University.

Peter C. Brown, 64, has been a member of the Board since September 2010. He is Chairman of Grassmere Partners, LLC, a private investment firm, which he founded in 2009. Prior to founding Grassmere Partners, Mr. Brown served as Chairman of the Board, Chief Executive Officer and President of AMC Entertainment Inc. (“AMC”), one of the world’s leading theatrical exhibition companies, from July 1999 until his retirement in February 2009. He joined AMC in 1990 and served as AMC’s President from January 1997 to July 1999 and Senior Vice President and Chief Financial Officer from 1991 to 1997. Mr. Brown currently serves on the board of EPR Properties (NYSE: EPR), a specialty real estate investment trust. Mr. Brown also serves as a director of Lumen Technologies, Inc. (NYSE: LUMN), a global leader in communications and technology. Past additional public company boards include: National CineMedia, Inc., Midway Games, Inc., LabOne, Inc., and Protection One, Inc.

Patrick W. O’Brien, 76, has been a member of the Board since July 2015. He currently serves as the Managing Director & Principal of Granville Wolcott Advisors, a company he formed in 2009 which provides business consulting, due diligence and asset management services for public and private clients. Mr. O’Brien has previously served as Chairman of the Board and CEO of Livevol, Inc., a private company that was a leader in equity and index options technology which was successfully sold to CBOE Holdings. During the past five years, Mr. O’Brien has also served on the boards of Creative Realities, Inc., ICPW Liquidation Trust, and Merriman Holdings, Inc

Peixin Xu, 51, has been a member of the Board since November 2017. Mr. Xu founded Bison, an investment company with a focus on the media and entertainment, healthcare and financial service industries, in 2014 and has been serving as a partner and director since then. From 2013 to the present, Mr. Xu has been serving on the Board of Directors of Airmedia Group Inc. (Nasdaq: AMCN). Mr. Xu is a designee of Bison in connection with the Bison Agreement.

Executive Officers

The Company’s executive officers are Christopher J. McGurk, Chief Executive Officer and Chairman of the Board, Erick Opeka, President and Chief Strategy Officer, Gary S. Loffredo, Chief Legal Officer, Secretary and Senior Advisor, Tony Huidor, Chief Operating Officer and Chief Technology Officer and John K. Canning, Chief Financial Officer. Biographical information for Mr. McGurk is included above.

Erick Opeka, 49, is the Company’s President and Chief Strategy Officer, having served as Chief Strategy Officer since December 2020 and President of Cineverse Networks since joining the Company in 2014, when, as EVP of Digital Networks, he oversaw the distribution of Cineverse’s OTT networks online, as well as on mobile devices, gaming consoles, and connected TVs. Mr. Opeka was integral in the development and launch of the Company’s flagship digital first networks, further expanding the Company’s growth through landmark partnerships with leading platforms such as Sling TV, XUMO, and Twitch, among others. Prior to joining Cineverse, Mr. Opeka served as Senior Vice President and head of New Video Digital, which he grew into the largest global aggregator of independent digital content for more than 850 content partners including A&E Networks, The Jim Henson Company, Berman Braun, and others.

Gary S. Loffredo, 58, is the Company’s Chief Legal Officer, Secretary and Senior Advisor. Loffredo has served numerous roles throughout his long tenure with the Company. He has extensive experience in capital raising, corporate mergers and acquisitions, public company corporate governance, business development and legal strategy. Mr. Loffredo had previously served as the Company’s President since December 2020, Chief Operating Officer since February 2019, and General Counsel and Secretary since October 2011. He had also served as President of Digital Cinema since 2011, as Senior Vice President - Business Affairs, General Counsel and Secretary since 2000, as Interim Co-Chief Executive Officer from June 2010 through December 2010, and was a member of the Board from September 2000 - October 2015. From March 1999 to August 2000, he had been Vice President, General Counsel and Secretary of Cablevision Cinemas d/b/a Clearview Cinemas. Mr. Loffredo was an attorney at the law firm of Kelley Drye & Warren LLP from September 1992 to February 1999. Mr. Loffredo has over two decades of experience in the cinema exhibition industry, both on the movie theatre and studio sides.

Tony Huidor, 54, is the Company’s Chief Operating Officer and Chief Technology Officer. Mr. Huidor was the Company’s Chief Technology and Product Officer since July 2021. Since joining Cineverse in 2015, Huidor has managed the launch and daily operations of the Company’s portfolio of subscription and ad-supported digital-first channels, as well as overseeing overall product development of all desktop and mobile apps for Cineverse’s portfolio of streaming services. He conceived and designed Cineverse’s proprietary Matchpoint⟨™⟩ distribution platform which has allowed the Company to effectively streamline and scale its digital content distribution business. He previously served as Vice President of Operations for Universal Music Group (UMG) then later transitioned into VP of Technical Product Development for Universal Music Group Distribution (UMGD), where he played an integral part in establishing the company’s digital and mobile business which generated significant revenue for the company. Prior to his tenure at Universal Music, he worked as Director of Product Development for the Walt Disney Internet Group where he was responsible for the creation and development of subscription-based entertainment services worldwide. In addition, he established Disney Mobile where he managed the creation and production of all premium mobile content worldwide across the Disney and Pixar portfolio of brands with a strong emphasis on the European and Asian-Pacific regions.

John K. Canning, 57, joined Cineverse in September 2021 as Chief Financial Officer. Prior to Cineverse, Mr. Canning was the Chief Financial Officer of Firefly Systems Inc., an ad-tech startup in Silicon Valley, from 2019 to August 2021. From 2018 to 2019, he was the interim Chief Financial Officer at Tapjoy, Inc., also an ad-tech company. From 2016 to 2018, Mr. Canning was Group Vice President, Finance, at Discovery Channel Portfolio. Prior to that, Mr. Canning served in various finance leadership roles at various companies including Clear Channel Outdoor and The Walt Disney Company for a combined total of nearly 10 years. Prior to Disney, Mr. Canning enjoyed a successful management consulting career, spending more than a dozen years at prominent firms including Deloitte and KPMG.

Key Employees

The Company’s key employees are Yolanda Macias, Chief Content Officer, Mark Torres, Chief People Officer, and Mark Lindsey, Executive Vice President, Finance & Accounting.

Yolanda Macias, 58, joined Cineverse in 2013 and has been the Chief Content Officer of Cineverse Entertainment Group since December 2020, in connection with which she is responsible for acquiring global content rights for all distribution and streaming platforms and oversees all third party digital sales and marketing. Ms. Macias has over 25 years of entertainment distribution experience, including executive positions at Vivendi/Universal from 2004 to 2012, DIRECTV from 1996 to 2003, and The Walt Disney Company from 1992 to 1995.

Mark Torres, 63, is the Company’s Chief People Officer. He joined Cineverse in 2018 as Senior Vice President, Human Resources. Mr. Torres has served as a Senior Human Resources executive with such notable companies as Sony Pictures Entertainment, Ticketmaster and Reed Elsevier/Variety, as well as several technology and media start-up companies. He served as SVP of People & Culture at AdTec/Rubicon Project building their first internal HR function in preparation of their IPO. In addition to consulting with several start-up media organizations, he served as the VP of HR and Administration at ideation/advertising leader, Phenomenon. Mr. Torres is a graduate of California State University, Long Beach with a bachelor’s degree in Telecommunications.

Mark Lindsey, 56, joined Cineverse in 2022 as Executive Vice President, Finance & Accounting. Mr. Lindsey oversees all facets of accounting including reporting, financing, working capital management, treasury, tax compliance and planning, internal controls and policy development. Prior to joining Cineverse he most recently served as Chief Accounting Officer and acting Chief Financial Officer for Firefly Systems, Inc., a digital out-of-home (DOOH) and mobility advertising company. Mr. Lindsey was also CFO and CCO for Canapi Ventures, a financial technology-focused venture capital firm. Earlier in his career Mr. Lindsey served in related executive capacities with American Capital, LTD., XM Satellite Radio, the Public Company Accounting Oversight Board and PricewaterhouseCoopers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10% of its Common Stock to file reports of ownership and changes in ownership with the Commission and to furnish the Company with copies of all such reports they file.

Based on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that none of its directors, executive officers or persons who beneficially own more than 10% of the Common Stock failed to comply with Section 16(a) reporting requirements during the fiscal year ended March 31, 2023 (the “Last Fiscal Year”), except for Peixin Xu, who filed a late From 4 for 18 transactions during the Last Fiscal Year.

Code of Business Conduct and Ethics

We have adopted a code of ethics applicable to all members of the Board, executive officers and employees. Such code of ethics is available on our Internet website, www.investor.cineverse.com. We intend to disclose any amendment to, or waiver of, a provision of our code of ethics by filing a Form 8-K with the SEC.

Stockholder Communications

The Board currently does not provide a formal process for stockholders to send communications to the Board. In the opinion of the Board, it is appropriate for the Company not to have such a process in place because the Board believes there is currently not a need for a formal policy due to, among other things, the limited number of stockholders of the Company. While the Board will, from time to time, review the need for a formal policy, at the present time, stockholders who wish to contact the Board may do so by submitting any communications to the Company’s Secretary, Mr. Loffredo, 244 Fifth Avenue, Suite M289, New York, NY 10001, with an instruction to forward the communication to a particular director or the Board as a whole. Mr. Loffredo will receive the correspondence and forward it to any individual director or directors to whom the communication is directed.

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

The Board intends to meet at least quarterly and the independent directors serving on the Board intend to meet in executive session (i.e., without the presence of any non-independent directors and management) immediately following regularly scheduled Board meetings. During the Last Fiscal Year, the Board held nine (9) meetings and acted three (3) times by unanimous written consent in lieu of holding a meeting. Each current member of the Board, who was then serving, attended at least 75 percent of the total number of meetings of the Board, and of the committees of the Board on which they served in the Last Fiscal Year, except for Mr. Xu. No individual may be nominated for election to the Board after his or her 73rd birthday. Messrs. Amritraj, Brown and O’Brien are considered “independent” under the rules of the SEC and Nasdaq.

The Company does not currently have a policy in place regarding attendance by Board members at the Company’s annual meetings of stockholders.

The Board has three standing committees, consisting of an Audit Committee, a Compensation Committee and a Nominating Committee. Membership in each committee is shown in the following table.

	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Christopher J. McGurk*
Ashok Amritraj	●	●	●
Peter C. Brown	▲	●	▲
Patrick W. O’Brien**	●	▲	●
Peixin Xu

▲ Committee Chair ● Committee Member * Chairperson of the Board ** Lead Independent Director

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

The Audit Committee has adopted a formal written charter (the “Audit Charter”). The Audit Committee is responsible for ensuring that the Company has adequate internal controls and is required to meet with the Company’s auditors to review these internal controls and to discuss other financial reporting matters. The Audit Committee is also responsible for the appointment, compensation and oversight of the auditors. Additionally, the Audit Committee is responsible for the review and oversight of all related party transactions and other potential conflict of interest situations between the Company and its officers, directors, employees and principal stockholders. The Audit Charter is available on the Company’s Internet website at www.investor.cineverse.com.

Compensation Committee

The Compensation Committee consists of Messrs. Amritraj, Brown and O’Brien. Mr. O’Brien is the Chairman of the Compensation Committee. The Compensation Committee met two (2) times during the Last Fiscal Year and acted three (3) times by unanimous written consent in lieu of holding a meeting. The Compensation Committee approves the compensation package of the Company’s Chief Executive Officer and, based on recommendations by the Company’s Chief Executive Officer, approves the levels of compensation and benefits payable to the Company’s other executive officers, reviews general policy matters relating to employee compensation and benefits and recommends to the entire Board, for its approval, stock option and other equity-based award grants to its executive officers, employees and consultants and discretionary bonuses to its executive officers and employees. The Compensation Committee has the authority to appoint and delegate to a sub-committee the authority to make grants and administer bonus and compensation plans and programs. Messrs. Amritraj, Brown and O’Brien are considered “independent” under the rules of the SEC and the Nasdaq.

The Compensation Committee has adopted a formal written charter (the “Compensation Charter”). The Compensation Charter sets forth the duties, authorities and responsibilities of the Compensation Committee. The Compensation Charter is available on the Company’s Internet website at www.investor.cineverse.com.

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

The Compensation Committee has engaged Aon, a compensation consulting firm to provide guidance for cash and equity compensation to executive officers and directors, as requested, which the Compensation Committee considered in reaching its determinations of such compensation. In addition, Aon was available to respond to specific inquiries throughout the year.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Messrs. Amritraj, Brown, and O’Brien. Mr. O’Brien is the Chairman of the Compensation Committee. None of such members was, at any time during the Last Fiscal Year or at any previous time, an officer or employee of the Company.

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

The Nominating Committee has adopted a formal written charter (the “Nominating Charter”). The Nominating Charter sets forth the duties and responsibilities of the Nominating Committee and the general skills and characteristics that the Nominating Committee employs to determine the individuals to nominate for election to the Board. The Nominating Charter is available on the Company’s Internet website at www.investor.cineverse.com.

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

Stock Ownership Guidelines

The Board has adopted stock ownership guidelines for its non-employee directors, pursuant to which the non-employee directors are required to acquire, within three (3) years, and maintain until separation from the Board, shares equal in value to a minimum of three (3) times the value of the annual cash retainer (not including committee or per-meeting fees) payable to such director. Shares acquired as Board retainer fees and shares owned by an investment entity with which a non-employee director is affiliated may be counted toward the stock ownership requirement. As of March 31, 2023, each of Messrs. Brown, O’Brien and Xu currently meet the stock ownership guidelines, and Mr. Amritraj is within the three (3) year acquisition period.

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

In addition, we have implemented a summer internship program in conjunction with C5 Youth Foundation of Southern California, a non-profit inner-city youth program. This 8-week program will provide for four college students to rotate through four departments at Cineverse.

ITEM 11. EXECUTIVE COMPENSATION

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

SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Christopher J. McGurk	2023	650,000	707,969	26,250	1,200,000	39,431	2,623,650
Chief Executive Officer	2022	650,000	650,000	90,146	—	33,500	1,423,646
and Chairman	2021	600,000	600,000	1,498,866	—	33,553	2,732,419

Gary S. Loffredo	2023	460,000	350,717	15,750	—	58,785	885,252
Chief Legal Officer,	2022	460,000	322,000	54,088	—	33,810	869,898
Secretary and Senior Adviser	2021	436,250	255,000	875,664	—	47,121	1,614,035

Erick Opeka	2023	400,000	261,404	15,750	—	49,571	726,725
President and	2022	400,000	240,000	54,088	—	20,327	714,415
Chief Strategy Officer	2021	343,750	113,750	875,664	—	33,553	1,366,717

(1)
The Company's bonus program is the previously described MAIP incentive program. For the fiscal year ended, a portion of the MAIP bonuses were settled in the Company's Common Stock.

(2)
For fiscal year 2023, includes shares issued in January 2022 under performance share units (“PSUs”) paid during fiscal year 2024. For fiscal year 2021, includes shares issued in January 2022 under performance share units (“PSUs”). See above for a description of the material terms of the PSUs.
(3)
The amounts in this column reflect the grant date fair value for all fiscal years presented in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in footnote 2 to the Company’s audited financial statements for the fiscal years ended March 31, 2023 and 2022, included in the 2023 Annual Report on Form 10-K (the “Form 10-K”).
(4)
Includes life insurance premiums, disability insurance premiums and certain medical expenses paid by the Company for each NEO.

Employment agreements between the Company and Named Executives in effect during Fiscal Year 2023

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

The 2020 McGurk Employment Agreement provides that Mr. McGurk will receive an annual base salary of $650,000 and will be eligible for (i) under the Company’s Management Annual Incentive Plan, a target bonus opportunity of $650,000 (the “McGurk Target Bonus”) consistent with goals established annually by the Compensation Committee, (ii) under the Company’s 2017 Plan, performance share units for up to 12,500 of Common Stock, subject to EBITDA targets to be determined in the sole and absolute discretion of the Compensation Committee and such other terms as the Compensation Committee shall determine, and (iii) under the 2017 Plan, 125,000 stock appreciation rights ("SARs") having an exercise price of $10.80 and a term of ten (10) years, one-half (1/2) of which vested on November 19, 2020 and one-half (1/2) of which will vest on March 31, 2023. Mr. McGurk will also be entitled to participate in all benefit plans and programs that the Company provides to its senior executives.

The 2020 McGurk Employment Agreement provides that, in the event of a termination without Cause (as defined in the 2020 McGurk Employment Agreement) or a resignation for Good Reason (as defined in the 2020 McGurk Employment Agreement), Mr. McGurk shall be entitled to payment of (i) the greater of any Base Salary for the remainder of the Term or eighteen (18) months’ Base Salary at the time of termination and (ii) an amount equivalent to one and one-half (1.5) times the average of the last two (2) bonus payments under the MAIP, if any, under the Employment Agreement. In the event of, on or after April 1, 2020 and within two (2) years after a Change in Control (as defined in the 2017 Plan), a termination without Cause (other than due to Mr. McGurk’s death or disability) or a resignation for Good Reason, then in lieu of receiving the amounts described above, Mr. McGurk would be entitled to receive a lump sum payment equal to three (3) times the sum of (a) his then-current annual Base Salary and (b) the McGurk Target Bonus for the year of termination.

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

The 2020 Loffredo Employment Agreement provides that Mr. Loffredo will receive an annual base salary of $460,000 (as subject to adjustment, the “Loffredo Base Salary”) and will be eligible for (i) under the Company’s Management Annual Incentive Plan, a target bonus opportunity of $322,000 (the “Loffredo Target Bonus”) consistent with goals established annually by the Compensation Committee, (ii) under the 2017 Plan, performance share units for up to 7,500 shares of the Company’s Common Stock, subject to EBITDA targets to be determined in the sole and absolute discretion of the Compensation Committee and such other terms as the Compensation

Committee shall determine, and (iii) under the Plan, 60,000 SARs having an exercise price of $12.80 and a term of ten (10) years, and vesting as follows: 25,000 SARs vest on March 31, 2022, 25,000 SARs vest on March 31, 2023, and 10,000 SARs vest on June 30, 2023. Mr. Loffredo will also be entitled to participate in all benefit plans and programs that the Company provides to its senior executives.

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

Erick Opeka. On December 23, 2020, the Company entered into an employment agreement with Mr. Opeka (the “2020 Opeka Employment Agreement”) that replaced any prior employment agreement with Mr. Opeka, which took effect on January 1, 2021 and has a term ending on September 15, 2023, with a one-time automatic renewal for one year unless either party provides written notice to the other no later than ninety days prior to the expiration of the initial term. Pursuant to the 2020 Opeka Employment Agreement, Mr. Opeka will serve as Chief Strategy Officer of the Company and continue to serve as President of Cineverse Networks.

The 2020 Opeka Employment Agreement provides that Mr. Opeka will receive an annual base salary of $400,000 (as subject to adjustment, the “Opeka Base Salary”) and will be eligible for (i) under the MAIP, a target bonus opportunity of $240,000 (the “Opeka Target Bonus”) consistent with goals established annually by the Compensation Committee, (ii) under the Plan, performance share units for up to 7,500 shares of Common Stock, subject to EBITDA targets to be determined in the sole and absolute discretion of the Compensation Committee and such other terms as the Compensation Committee shall determine, and (iii) under the Plan, 60,000 SARs having an exercise price of $12.80 and a term of ten (10) years, and vesting as follows: 25,000 SARs vest on March 31, 2022, 25,000 SARs vest on March 31, 2023, and 10,000 SARs vest on December 31, 2023. Mr. Opeka will also be entitled to participate in all benefit plans and programs that the Company provides to its senior executives.

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

Employment agreements between the Company and Named Executives entered into during Fiscal Year 2024

On May 16, 2023, the Company entered into employment agreements with each of Erick Opeka and Gary S. Loffredo (the “Opeka Employment Agreement,” and the “Loffredo Employment Agreement,” respectively, and collectively, the “Fiscal Year 2024 Employment Agreements”). Each of the Fiscal Year 2024 Employment Agreements is effective as of May 1, 2023 and supersedes the prior employment agreement between the Company and each of Mr. Opeka and Mr. Loffredo. Each of the Fiscal Year 2024 Employment Agreements has a term ending on April 30, 2025 with an automatic one-year renewal unless either party provides written notice to the other no later than ninety days prior to the expiration of the initial term.

Erick Opeka. Pursuant to the Opeka Employment Agreement, Mr. Opeka will serve as the Chief Strategy Officer and President of the Company. The Opeka Employment Agreement also provides that Mr. Opeka will receive an annual base salary of $475,000 and will be eligible for (i) under the Company’s Management Annual Incentive Plan

(“MAIP”), a target bonus opportunity (the “Target Bonus”) of $356,250 consistent with goals established from time to time by the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors, (ii) under the Company’s 2017 Equity Incentive Plan (the “Plan”), performance share units for up to 300,000 shares of the Company’s Class A common stock (the “Common Stock”), subject to EBITDA targets to be determined in the sole and absolute discretion of the Compensation Committee and financial performance targets, and such other terms as the Compensation Committee shall determine (“PSUs”), and (iii) under the Plan, 75,000 stock appreciation rights (“SARs”) having an exercise price of $5.80 and a term of ten (10) years, one-third (1/3) of which will vest on May 16, 2024, one-third (1/3) on May 1, 2025 and the final one-third (1/3) on May 1, 2026 (the “SAR Vesting Schedule”), provided that any unvested SARs shall immediately vest upon termination following a Change in Control (as defined in the Plan) or a termination other than for Cause (as defined in the Opeka Employment Agreement). Mr. Opeka will also be entitled to participate in all benefit plans and programs that the Company provides to its senior executives.

The Opeka Employment Agreement provides that, in the event of a termination without Cause (as defined in the Opeka Employment Agreement) or a resignation for Good Reason (as defined in the Opeka Employment Agreement), Mr. Opeka shall be entitled to payment of 12 months’ Base Salary at the time of termination. In the event of, on or after May 1, 2023 and during the Term, and within two (2) years after a Change in Control (as defined in the Plan), a termination without Cause (other than due to Mr. Opeka’s death or disability), a resignation for Good Reason, or upon notice by the Company that it does not wish to renew the Term (as defined in the Opeka Employment Agreement) (“CIC Termination”), then in lieu of receiving the amounts described above, Mr. Opeka would be entitled to receive a lump sum payment equal to two times the sum of (a) his then-current annual Base Salary and (b) his Target Bonus under the MAIP for the year of termination.

Gary S. Loffredo. Pursuant to the Loffredo Employment Agreement, Mr. Loffredo will serve as the Chief Legal Officer, Secretary & Senior Advisor of the Company. The Loffredo Employment Agreement also provides that Mr. Loffredo will receive an annual base salary of $460,000 and will be eligible for (i) a target bonus opportunity under the MAIP of $322,000 (the “Target Bonus”) consistent with goals established from time to time by the Compensation Committee, (ii) under the Plan, PSUs for up to 8,000 shares of Common Stock, subject to EBITDA targets to be determined in the sole and absolute discretion of the Compensation Committee and financial performance targets, and such other terms as the Compensation Committee shall determine, and (iii) under the Plan, 40,000 SARs having an exercise price of $5.80 and a term of ten (10) years which shall vest on the SAR Vesting Schedule, provided that any unvested SARs shall immediately vest upon termination following a Change in Control (as defined in the Plan) or a termination other than for Cause (as defined in the Loffredo Employment Agreement). Mr. Loffredo will also be entitled to participate in all benefit plans and programs that the Company provides to its senior executives.

The Loffredo Employment Agreement provides that, in the event of a termination without Cause (as defined in the Loffredo Employment Agreement) or a resignation for Good Reason (as defined in the Loffredo Employment Agreement), Mr. Loffredo shall be entitled to payment of 12 months’ Base Salary at the time of termination under the Loffredo Employment Agreement. In the event of a CIC Termination, on or after May 1, 2023 and during the Term, then in lieu of receiving the amounts described above, Mr. Loffredo would be entitled to receive a lump sum payment equal to two (2) times the sum of (a) his then-current annual Base Salary and (b) his Target Bonus under the MAIP for the year of termination.

Equity Compensation Plans

The following table sets forth certain information, as of March 31, 2023, regarding the shares of Cineverse’s Class A common stock under Cineverse’s equity compensation plan.

Plan	Number of shares of Class A common stock issuable upon exercise of outstanding options, warrants or rights (1) (in thousands)	Weighted average of exercise price of outstanding options, warrants and rights	Number of shares of Class A common stock remaining available for future issuance (in thousands)
Cineverse Second Amended and Restated 2000 Equity
Incentive Plan (“the 2000 Plan”)	10,229	$286.63	—
Cineverse 2017 Equity Incentive Plan (the “2017 Plan”)	656,660	$19.33	248,254
Cineverse compensation plans not approved by shareholders (2)	625	$350.00	—

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

Options granted under the 2000 Plan expire ten years following the date of grant (or such shorter period of time as may be provided in a stock option agreement or five years in the case of incentive stock options granted to stockholders who own greater than 10% of the total combined voting power of the Company) and are subject to restrictions on transfer. Options granted under the Plan generally vest over periods of up to three or four years. The 2000 Plan is administered by the Compensation Committee, and may be amended or terminated by the Board, although no amendment or termination may adversely affect the right of any individual with respect to any outstanding option without the consent of such individual. The 2000 Plan provides for the granting of incentive stock options with exercise prices of not less than 100% of the fair market value of the Common Stock on the date of grant. Incentive stock options granted to stockholders of more than 10% of the total combined voting power of the Company must have exercise prices of not less than 110% of the fair market value of the Common Stock on the date of grant. Incentive and non-statutory stock options granted under the 2000 Plan are subject to vesting provisions, and exercise is generally subject to the continuous service of the optionee, except for consultants. The exercise prices and vesting periods (if any) for non-statutory options may be set at the discretion of the Board or the Compensation Committee. Upon a change of control of the Company, all options (incentive and non-statutory) that have not previously vested will vest immediately and become fully exercisable. Options covering no more than 50 thousand shares may be granted to one participant during any calendar year unless pursuant to a multi-year award, in which case no more than options covering 50 thousand shares per year of the award may be granted, and during which period no additional options may be granted to such participant.

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

Performance awards consist of awards of stock and other equity-based awards that are valued in whole or in part by reference to, or are otherwise based on, the market value of the Common Stock, or other securities of the Company, and may be paid in shares of Common Stock, cash or another form of property as the Compensation Committee may determine. Grants of performance awards shall entitle participants to receive an award if the measures of performance established by the Committee are met. Such measures shall be established by the Compensation Committee but the relevant measurement period for any performance award must be at least 12 months. Grants of performance awards shall not cover the issuance of shares that would exceed 20% of the total number of shares available to be issued under the 2000 Plan, and no more than 2,500 shares pursuant to any performance awards shall be granted to one participant in a calendar year unless pursuant to a multi-year award. The terms of grants of performance awards would be set forth in agreements between the Company and the participants.

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

Our Common Stock is listed for trading on the Nasdaq under the symbol “CNVS”.

The following table sets forth certain information concerning outstanding equity awards of the Company’s NEOs at the end of the Last Fiscal Year. All outstanding stock awards reported in this table represent restricted stock that vests in equal annual installments over three years. At the end of the Last Fiscal Year, there were no unearned equity awards under performance-based plans.

OUTSTANDING EQUITY AWARDS AT MARCH 31, 2023

EQUITY AWARDS (1)							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Christopher J. McGurk	7,500	(2)	—		280.00	8/22/2023	—	—
	35,000	(3)	—		29.40	6/7/2028	—	—
	125,000	(4)	—		10.80	11/19/2030
	41,666	(5)	83,334	(5)	9.60	10/17/2032	—	—

Gary S. Loffredo	1,750	(6)	—		308.00	10/13/2023	—	—
	20,381	(7)	—		29.40	12/10/2028	—	—
	50,000	(8)	10,000	(8)	12.80	12/3/2030	—	—

Erick Opeka	400	(9)	—		362.00	9/2/2024	—	—
	17,750	(10)	—		23.20	9/28/2028	—	—
	50,000	(11)	10,000	(11)	12.80	12/20/2030	—	—

(1)
Reflects stock options granted under the 2000 Plan and SARs granted under the 2017 Plan.
(2)
Consists of options, of which 1/3 vested on March 31 of each of 2015, 2016 and 2017.
(3)
Consists of stock appreciation rights, of which 1/3 vested on March 31 of each 2019, 2020 and 2021.
(4)
Consists of stock appreciation rights, of which 62,500 vested on each of November 19, 2020 and March 31, 2023.
(5)
Consists of stock appreciation rights, of which 41,666 subsequently vested on April 1, 2023, and 41,667 will vest on April 1 of each of 2024 and 2025.
(6)
Consists of options, of which 1/3 vested on October 14 of each of 2014, 2015 and 2016.

(7)
Consists of stock appreciation rights, of which 1/3 of which vested on December 10 of each 2019, 2020 and 2021.
(8)
Consists of stock appreciation rights, of which 25,000 vested on March 31 of each 2023 and 2022; and 10,000 will vest on June 30, 2023.
(9)
Consists of options, of which 100 vested on September of each of 2015, 2016, 2017, and 2018.
(10)
Consists of stock appreciation rights, of which 1/3 vested on March 31 of each 2019, 2020, and 2021.
(11)
Consists of stock appreciation rights, of which 5,917 vested on March 31 of each 2022 and 2023, and 5,917 will vest in December 2023.

Non-employee Directors

The following table sets forth certain information concerning compensation earned by the Company’s non-employee directors for services rendered as a director during the Last Fiscal Year.

Name	Cash Fees Earned ($)	Stock Awards ($) (1)	Total ($)
Peter C. Brown	$95,000	$90,000	$185,000
Ashok Amritraj	$75,000	$90,000	$165,000
Patrick W. O’Brien	$105,000	$90,000	$195,000
Peixin Xu	$-	$90,000	$90,000

(1) Each director received 8,550 shares of restricted stock, which remain unvested as of March 31, 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 21, 2023, the Company’s directors, executive officers, and principal stockholders beneficially own, directly or indirectly, in the aggregate, approximately 13.3% of its outstanding Common Stock. These stockholders have significant influence over the Company’s business affairs, with the ability to control matters requiring approval by the Company’s stockholders.

The following table sets forth as of June 21, 2023, certain information with respect to the beneficial ownership of the Common Stock as to (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of the Class A common stock, (ii) each of the Company’s directors, (iii) each of the Company’s Chief Executive Officer and its two other most highly compensated individuals who were serving as executive officers at the end of the Last Fiscal Year, for services rendered in all capacities during the Last Fiscal Year (the “Named Executive Officers”), and (iv) all of the company’s directors and executive officers as a group.

CLASS A COMMON STOCK

	Shares Beneficially Owned (b)
Name (a)	Number		Percent
Christopher J. McGurk	325,019	(c)	2.7%
Gary S. Loffredo	102,802	(d)	*
Erick Opeka	84,855	(e)	*
Peixin Xu	958,782	(g)	8.2%
Ashok Amritraj	17,033		*
Peter C. Brown	27,747	(f)	*
Patrick W. O’Brien	23,688		*
All directors and executive officers as a group (9 persons)	1,613,893	(i)	13.3%

(a)
Unless otherwise indicated, the business address of each person named in the table is c/o Cineverse Corp., 244 Fifth Avenue, Suite M289, New York, New York 10001.
(b)
Applicable percentage of ownership is based on 11,682,903 shares of Common Stock outstanding as of June 21, 2023 together with all applicable options, warrants and other securities convertible into shares of our Common Stock for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of Common Stock subject to options, warrants or other convertible securities exercisable within 60 days after June 21, 2023 are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or other convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except as otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares of Common Stock shown. Certain information is based on the numbers of shares reported in the most recent Schedule 13D or Schedule 13G, as amended, as applicable, filed by stockholders with the SEC through June 21, 2023 and information provided by holders or otherwise known to the Company
(c)
Includes (i) 7,500 shares of Common Stock underlying currently exercisable options and (ii) 201,667 shares of Class A common stock underlying currently exercisable stock appreciation rights.
(d)
Includes 1,750 shares of Common Stock underlying currently exercisable options and 80,000 shares of Class A common stock underlying currently exercisable stock appreciation rights.
(e)
Includes (i) 400 shares of Common Stock underlying currently exercisable options and (ii) 67,750 shares of Common Stock underlying currently exercisable stock appreciation rights.
(f)
Includes 4,603 shares owned by Grassmere Partners LLC, of which Mr. Brown is Chairman. Mr. Brown disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein.
(g)
Includes (i) 21,585 shares of Common Stock owned directly, (ii) 410,884 shares of Common Stock held by Mingtai Investment LP (“Mingtai”), (iii) 194,931 shares of Common Stock held by Antai Investment LP (“Antai”), and (v) 331,382 shares of Common Stock held by Shangtai Asset Management LP (“Shangtai”). BEMG is wholly-owned by Bison Capital Holding Company Limited. Mr. Xu’s spouse, Fengyun Jiang, is the sole owner of Bison Capital Holding Company Limited. Mingtai is indirectly managed by a subsidiary of Bison Finance Group Limited (“BFGL”), which is controlled by Mr. Xu. Shangtai is indirectly managed by a subsidiary of BFGL. Mr. Xu controls the manager of the general partner of Antai. The business address of Mr. Xu is 609-610 21st Century Tower, No. 40 Liangmaqiao Road, Chaoyang District, Beijing, China, 100016.

(h)
Includes a total of 422,400 shares that are not currently outstanding, consisting of (i) 9,650 shares of Common Stock underlying currently exercisable options and (ii) 412,750 shares of Common Stock underlying currently exercisable stock appreciation rights

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On January 5, 2022, the Company entered into a letter agreement with Hyde Park, pursuant to which the Company and Hyde Park are collaborating on the development, production and/or distribution of a project based on the novel Audition by Ryu Murakami (the “Audition Project”). Each of the Company and Hyde Park owns 50% of the rights in connection with the Audition Project. The Company paid $100 thousand to Hyde Park plus $26 thousand in legal fees to counsel for the Audition project. Ashok Amritraj, a director of the Company, is the Chairman and CEO of Hyde Park and has an interest in 100% of the revenues of Hyde Park. The approximate dollar value of the amount of Mr. Armitraj's interest in the transaction is undeterminable at this time. Mr. Amritraj is a current board member and related party to the Company.

On April 4, 2023, Christopher McGurk, the Company’s Chief Executive Officer and Chairman of the Board, purchased 1 share of the Company’s Series B Preferred Stock, $.001 par value, for $10,000 which hold 1,800,000,000 votes (not adjusted for Reverse Stock Split) only on a measure pertaining to a reverse stock split proposal of the Company under certain conditions. The Series B Preferred has no right to vote on any other matter except as may be required by the General Corporation Law of the State of Delaware. The share of Series B Preferred is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Series B Preferred did not have the right to be transferred at any time prior to stockholder approval of the reverse stock split matter without the prior written consent of the Company's Board of Directors. The outstanding share was redeemed on June 9, 2023 for a price of $10,000 following the approval of the reverse stock split matter.

Director Independence

Please see the discussion of director independence under “MATTERS RELATING TO OUR GOVERNANCE, Board of Directors” above.

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

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board, and the Board approved, that the audited financial statements be included in the Form 10-K for the year ended March 31, 2023 for filing with the SEC.

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

EisnerAmper LLP served as the independent registered public accounting firm to audit the Company’s consolidated financial statements since the fiscal year ended March 31, 2005.

The Company’s Audit Committee has adopted policies and procedures for pre-approving all services, including non-audit work, performed by EisnerAmper LLP for the fiscal years ended March 31, 2023 and 2022. In determining whether to approve a particular audit or permitted non-audit service, the Audit Committee will consider, among other things, whether the service is consistent with maintaining the independence of the independent registered public accounting firm. The Audit Committee will also consider whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service to our Company and whether the service might be expected to enhance our ability to manage or control risk or improve audit quality. Specifically, the Audit Committee has pre-approved the use of EisnerAmper LLP for detailed, specific types of services within the following categories of non-audit services: acquisition due diligence and audit services; tax services; and reviews and procedures that the Company requests EisnerAmper LLP to undertake on matters not required by laws or regulations. In each case, the Audit Committee has required management to obtain specific pre-approval from the Audit Committee for any engagements.

The aggregate fees billed for professional services by EisnerAmper LLP for these various services were:

	For the fiscal year ended March 31,
Type of Fees	2023	2022
(1) Audit Fees	$558,075	$648,524
(2) Audit-Related Fees	—	—
(3) Tax Fees	—	—
(4) All Other Fees	—	—
	$558,075	$648,524

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees the Company paid EisnerAmper LLP for professional services for the audit of the Company’s consolidated financial statements for the fiscal years ended March 31, 2023 and 2022 included in Form 10-K and review of consolidated financial statements incorporated by reference into Form S-1 and Form S-3 and included in Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories. All of the services set forth in sections (1) through (4) above were approved by the Audit Committee in accordance with the Audit Committee Charter.

For the fiscal years ended March 31, 2023 and 2022, the Company retained a firm other than EisnerAmper LLP for tax compliance, tax advice and tax planning.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See Index to Financial Statements in Item 8 herein.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The exhibits are listed in the Exhibit Index beginning on the following page herein.

EXHIBIT INDEX

Exhibit		Description of Document
3.1	-	Fifth Amended and Restated Certificate of Incorporation of the Company, as amended.*
3.2	-	Second Amended and Restated Bylaws of the Company. (16)
4.1	-	Specimen certificate representing Class A common stock. (1)
4.2	-	Specimen certificate representing Series A Preferred Stock. (7)
4.3	-

Security Agreement, dated as of October 18, 2011, among CDF2 Holdings, LLC and each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent for CHG-Meridian U.S. Finance, Ltd. And any other CHG Lease Participants. (13)

4.4	-	Warrant issued on December 29, 2017. (23)
4.5	-	Trademark Security Agreement dated as of March 30, 2018 by and between the Company and East West Bank. (24)
4.6	-	Trademark Security Agreement dated as of March 30, 2018 by and between Cinedigm Entertainment Corp. and East West Bank. (24)
4.7		Trademark Security Agreement dated as of March 30, 2018 by and between Vistachiara Productions, Inc. and East West Bank. (24)
4.8	-	Copyright Security Agreement dated as of March 30, 2018 by and between the Company and East West Bank. (24)
4.9	-	Copyright Security Agreement dated as of March 30, 2018 by and between Cinedigm Home Entertainment, LLC and East West Bank. (24)
4.10	-	Copyright Security Agreement dated as of March 30, 2018 by and between Cinedigm Entertainment Corp. and East West Bank. (24)
4.11	-	Copyright Security Agreement dated as of March 30, 2018 by and between Vistachiara Productions, Inc. and East West Bank. (24)
4.12	-	Patent Security Agreement dated as of March 30, 2018 by and between the Company and East West Bank. (24)
4.13	-	Trademark Security Agreement dated as of July 3, 2019 by and between Comic Blitz II LLC and East West Bank. (26)
4.14	-	Trademark Security Agreement dated as of September 15, 2022 by and between East West Bank and each of Cinedigm Corp. and the Guarantors thereto. (43)
4.15	-	Copyright Security Agreement dated as of September 15, 2022 by and between East West Bank and each of Cinedigm Corp. and the Guarantors thereto. (43)
4.16		Description of Securities*
4.17	-	Form of Pre-Funded Warrant (48)
4.18	-	Form of Common Warrant (48)
10.1†	-	Second Amended and Restated 2000 Equity Incentive Plan of the Company. (3)
10.1.1†	-	Amendment dated May 9, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (5)
10.1.2†	-	Form of Notice of Restricted Stock Award. (3)
10.1.3†	-	Form of Non-Statutory Stock Option Agreement. (4)
10.1.4†	-	Form of Restricted Stock Unit Agreement (employees). (5)
10.1.5†	-	Form of Stock Option Agreement. (2)
10.1.6†	-	Form of Restricted Stock Unit Agreement (directors). (5)
10.1.7†	-	Amendment No. 2 dated September 4, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (6)
10.1.8†	-	Amendment No. 3 dated September 30, 2009 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (8)
10.1.9†	-	Amendment No. 4 dated September 14, 2010 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (11)
10.1.10†	-	Amendment No. 5 dated April 20, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (12)
10.1.11†	-	Amendment No. 6 dated September 12, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (14)
10.1.12†	-	Amendment No. 7 dated September 16, 2014 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (15)

Exhibit		Description of Document
10.1.13†	-	Amendment No. 8 dated September 8, 2016 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (17)
10.1.14†	-	Amendment No. 9 dated September 27, 2016 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (18)
10.2†	-	Cinedigm Corp. Management Incentive Award Plan. (9)
10.3†	-	Form of Indemnification Agreement for non-employee directors. (10)
10.4†	-	2017 Equity Incentive Plan of the Company. (19)
10.4.1†	-	Form of Notice of Incentive Stock Option Grant. (20)
10.4.2†	-	Form of Notice of Option Grant. (20)
10.4.3†	-	Form of Notice of Restricted Stock Award. (20)
10.4.4†	-	Form of Notice of Restricted Stock Unit Award. (20)
10.4.5†	-	Form of Notice of Performance-Based Restricted Stock Award. (22)
10.4.6†	-	Form of Notice of Stock Appreciation Right Grant (revised). (25)
10.4.7†	-	Amendment No. 1 to the 2017 Equity Incentive Plan. (28)
10.4.8†	-	Amendment No. 2 to the 2017 Equity Incentive Plan. (32)
10.4.9†	-	Amendment No. 3 to the 2017 Equity Incentive Plan. (33)
10.4.10†	-	Amendment No. 4 to the 2017 Equity Incentive Plan. (35)
10.4.11†	-	Amendment No. 5 to the 2017 Equity Incentive Plan (36)
10.4.12†	-	Form of Notice of Restricted Stock Award (Directors). (40)
10.4.13†	-	Form of Notice of Performance-Based Restricted Stock Unit Award. (44)
10.4.14†	-	Amendment No. 6 to the 2017 Equity Incentive Plan. (45)
10.5	-	Equipment Purchase Agreement effective as of March 17, 2021 between Cinedigm Digital Funding I, LLC and American Multi-Cinema, Inc. (41)
10.6	-	Equipment Purchase Agreement effective as of March 17, 2021 between Access Digital Cinema Phase 2, Corp., Access Digital Cinema Phase 2 B/AIX Corp. and American Multi-Cinema, Inc. (41)
10.7	-	Common Stock Purchase Agreement dated as of October 12, 2021 between Cinedigm Corp. and B. Riley Principal Capital, LLC. (37)
10.8	-	Registration Rights Agreement dated as of October 12, 2021 between Cinedigm Corp. and B. Riley Principal Capital, LLC. (37)
10.9†	-	Employment Agreement between Cinedigm Corp. and Christopher J. McGurk dated as of December 10, 2020. (29)
10.9.1†	-	Employment Agreement between Cinedigm Corp. and Christopher J. McGurk dated as of October 17, 2022.** (44)
10.10	-

Multiparty Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, as Borrower, Access Digital Cinema Phase 2, Corp., CDF2 Holdings, LLC, Cinedigm Digital Cinema Corp., CHG-MERIDIAN U.S. Finance, Ltd., Société Générale, New York Branch, as Senior Administrative Agent and Ballantyne Strong, Inc., as Approved Vendor. (13)

10.11	-	Master Equipment Lease No. 8463, effective as of October 18, 2011, by and between CHG- MERIDIAN U.S. Finance, Ltd. And CDF2 Holdings, LLC. (13)
10.12	-	Master Equipment Lease No. 8465, effective as of October 18, 2011, by and between CHG-MERIDIAN U.S. Finance, Ltd. And CDF2 Holdings, LLC. (13)
10.13	-	Sale and Leaseback Agreement, dated as of October 18, 2011, by and between CDF2 Holdings, LLC and CHG-MERIDIAN U.S. Finance, Ltd. (13)
10.14	-	Registration Rights Agreement, dated as of November 1, 2017, between the Company and the purchasers listed on Schedule I therein. (21)
10.15	-	Form of Voting Agreement. (21)
10.16	-	Loan, Guaranty and Security Agreement, dated as of March 30, 2018, by and between the Company, East West Bank and the Guarantors named therein. (24)
10.16.1	-	Amendment No. 2 to Loan, Guaranty and Security Agreement dated as of July 3, 2019 by and between the Company, East West Bank and the Guarantors named therein. (26)
10.16.2	-	Amendment No. 3 to Loan, Guaranty and Security Agreement dated as of July 31, 2019 by and among the Company, East West Bank and the Guarantors named therein. (27)
10.16.3	-	Amendment No. 4 to Loan, Guaranty and Security Agreement dated as of June 25, 2020 by and between the Company, East West Bank and the Guarantors named therein. (30)
10.16.4	-	Letter from East West Bank dated June 22, 2021. (39)

Exhibit		Description of Document
10.16.5	-	Amended and Restated Loan, Guaranty and Security Agreement dated as of September 15, 2022 by and between Cinedigm Corp., East West Bank and the Guarantors named therein.(43)
10.17†		Employment Agreement dated as of September 13, 2021 between Cinedigm Corp. and John Canning. (38)
10.18†	-	Form of Stock Appreciation Rights Agreement – Canning. (38)
10.19†		Form of Performance Stock Unit Agreement – Canning. (38)
10.20†	-	Employment Agreement between Cinedigm Corp. and Gary S. Loffredo dated as of December 23, 2020. (31)
10.20.1†		Employment Agreement between Cinedigm Corp. and Gary S. Loffredo dated as of May 16, 2023. (47)
10.21†	-	Employment Agreement between Cinedigm Corp. and Erick Opeka dated as of December 23, 2020. (31)
10.21.1†	-	Employment Agreement between Cinedigm Corp. and Erick Opeka dated as of May 16, 2023.**(47)
10.22	-	Sales Agreement, dated July 6, 2020, by and between Cinedigm Corp., A.G.P./Alliance Global Partners and B. Riley FBR, Inc. (34)
10.23	-

Amended and Restated Equity Purchase Agreement dated March 25, 2022 among the Company, and David Chu, Augustine Hong, Helen Hong, Michael Hong, Justin Lee, Steven Park, and Kingsoon Ong (collectively, the “Sellers”) and David Chu as representative of the Sellers.(42)

10.24†	-	Employment Agreement between Cinedigm Corp. and Antonio Huidor dated as of May 16, 2023.(47)
10.25	-	Purchase Agreement, dated April 4, 2023, by and between Cinedigm Corp. and the purchaser named therein. (46)
10.26	-	Securities Purchase Agreement dated June 14, 2023. (48)
21.1	-	List of Subsidiaries.*
23.1	-	Consent of EisnerAmper LLP.*
24.1	-	Powers of Attorney.* (Contained on signature page)
31.1	-	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	-	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS		Inline XBRL Instance Document.*
101.SCH		Inline XBRL Taxonomy Extension Schema Document.*
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

* Filed herewith.

† Management compensatory arrangement.

** Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

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
(14)
Previously filed with the Securities and Exchange Commission on September 14, 2012 as an exhibit to the Company’s Form 8-K (File No. 001-31810).
(15)
Previously filed with the Securities and Exchange Commission on September 17, 2014 as an exhibit to the Company’s Form 8-K (File No. 001-31810).
(16)
Previously filed with the Securities and Exchange Commission on March 3, 2023 as an exhibit to the Company’s Form 8-K (File No. 001-31810).
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
(21)
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
(35)
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
(40)
Previously filed with the Securities and Exchange Commission on August 13, 2021 as an exhibit to the Company’s Form 8-K/A (File No. 001-31810).

(41)
Previously filed with the Securities and Exchange Commission on July 30, 2021 as an exhibit to the Company’s Form 10-K (File No. 001-31810).
(42)
Previously filed with the Securities and Exchange Commission on September 9, 2021 as an exhibit to the Company’s Form 10-Q (File No. 001-31810
(43)
Previously filed with the Securities and Exchange Commission on February 14, 2023 as an exhibit to the Company’s Form 10-Q (File No. 001-31810).
(44)
Previously filed with the Securities and Exchange Commission on October 19, 2022 as an exhibit to the Company’s Form 8-K (File No. 001-31810).
(45)
Previously filed with the Securities and Exchange Commission on November 10, 2022 as an exhibit to the Company’s Form 8-K (File No. 001-31810).
(46)
Previously filed with the Securities and Exchange Commission on April 7, 2023 as an exhibit to the Company’s Form 8-K (File No. 001-31810).
(47)
Previously filed with the Securities and Exchange Commission on May 22, 2023 as an exhibit to the Company’s Form 8-K (File No. 001-31810)
(48)
Previously filed with the Securities and Exchange Commission on June 15, 2023 as an exhibit to the Company’s form 8-K (File No. 001-31810).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cineverse Corp.

Date:	June 29, 2023	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	June 29, 2023	By:	/s/ John K. Canning
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

SIGNATURE(S)	TITLE(S)	DATE

/s/ Christopher J. McGurk	Chief Executive Officer and Chairman of the Board of Directors	June 29, 2023
Christopher J. McGurk	(Principal Executive Officer)

/s/ John K. Canning	Chief Financial Officer	June 29, 2023
John K. Canning	(Principal Financial and Accounting Officer)

/s/ Ashok Amritraj	Director	June 29, 2023
Ashok Amritraj

/s/ Peter C. Brown	Director	June 29, 2023
Peter C. Brown

/s/ Patrick O´Brien	Director	June 29, 2023
Patrick O´Brien

	Director	June 29, 2023
Peixin Xu