Form 10-Q
period 2023-06-30
Cineverse Corp.
filed 2023-08-14
CIK 1173204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: June 30, 2023

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

As of August 7, 2023, 12,286,417 shares of Class A Common Stock, $0.001 par value, were outstanding.

Cineverse Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Cineverse Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	June 30, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$12,129	$7,152
Accounts receivable	14,711	20,846
Unbilled revenue	2,247	2,036
Employee retention tax credit	1,773	2,085
Prepaid and other current assets	7,637	5,458
Total current assets	38,497	37,577
Equity investment in Metaverse, a related party, at fair value	5,200	5,200
Property and equipment, net	2,075	1,833
Intangible assets, net	19,188	19,868
Goodwill	20,824	20,824
Other long-term assets	2,862	2,686
Total Assets	$88,646	$87,988
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$29,867	$34,531
Line of credit, including unamortized debt issuance costs of $32 and $76, respectively	4,968	4,924
Current portion of deferred consideration on purchase of business	3,615	3,788
Current portion of earnout consideration on purchase of business	1,526	1,444
Operating lease liabilities	418	418
Current portion of deferred revenue	221	226
Total current liabilities	40,615	45,331
Deferred consideration on purchase of business – net of current portion	2,868	2,647
Operating lease liabilities - net of current portion	728	863
Other long-term liabilities	59	74
Total Liabilities	44,270	48,915
Commitments and contingencies (see Note 6)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding, respectively, at June 30, 2023 and March 31, 2023.	3,559	3,559
Common stock, $0.001 par value; Class A stock 275,000,000 shares authorized at June 30, 2023 and March 31, 2023, 11,750,765 and 9,413,597 shares issued and 11,684,973 and 9,347,805 shares outstanding at June 30, 2023 and March 31, 2023, respectively.	191	185
Additional paid-in capital	539,997	530,998
Treasury stock, at cost; 65,792 shares	(11,608)	(11,608)
Accumulated deficit	(486,033)	(482,395)
Accumulated other comprehensive loss	(480)	(402)
Total stockholders’ equity of Cineverse Corp.	45,626	40,337
Deficit attributable to noncontrolling interest	(1,250)	(1,264)
Total equity	44,376	39,073
Total Liabilities and Equity	$88,646	$87,988

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2023	2022
Revenues	$12,980	$13,590
Costs and expenses:
Direct operating	6,987	7,356
Selling, general and administrative	7,888	9,818
Depreciation and amortization	822	1,000
Total operating expenses	15,697	18,174
Operating loss	(2,717)	(4,584)
Interest expense	(295)	(133)
Decrease in fair value of equity investment in Metaverse, a related party	—	(1,256)
Other expense, net	(504)	(14)
Net loss before income taxes	(3,516)	(5,987)
Income tax expense	(20)	—
Net loss	(3,536)	(5,987)
Net income attributable to noncontrolling interest	(14)	(18)
Net loss attributable to controlling interests	(3,550)	(6,005)
Preferred stock dividends	(88)	(88)
Net loss attributable to common stockholders	$(3,638)	$(6,093)

Net loss per share attributable to common stockholders:
Basic	$(0.37)	$(0.69)
Diluted	$(0.37)	$(0.69)
Weighted average shares of common stock outstanding:
Basic	9,879	8,771
Diluted	9,879	8,771

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2023	2022
Net loss	$(3,536)	$(5,987)
Other comprehensive loss:
Foreign exchange translation	(78)	48
Comprehensive income attributable to noncontrolling interest	(14)	(18)
Comprehensive loss	$(3,628)	$(5,957)

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,536)	$(5,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	822	1,000
Allowance for prepaid advances	173	32
Changes in fair value of equity investment in Metaverse	—	1,256
Amortization of debt issuance costs	44	—
Stock-based compensation	409	980
Interest expense for deferred consideration and earnouts	181	133
Other	263	3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,656	5,625
Unbilled revenue	(211)	(248)
Prepaids and other current and long-term assets	(2,688)	1,274
Employee retention tax credit	312	—
Accounts payable, accrued expenses, and other liabilities	(4,685)	(5,266)
Net cash used in operating activities	$(3,260)	(1,198)
Cash flows from investing activities:
Expenditures for long-lived assets	(272)	(141)
Purchase of businesses	—	80
Net cash used in investing activities	$(272)	(61)
Cash flows from financing activities:
Payments of notes payable	—	(284)
Proceeds from line of credit	8,761	—
Payments on line of credit	(8,761)	—
Issuance of common stock, net of issuance costs	8,509	—
Net cash provided by (used in) financing activities	$8,509	(284)
Net change in cash and cash equivalents	4,977	(1,543)
Cash and cash equivalents at beginning of period	7,152	13,062
Cash and cash equivalents at end of period	$12,129	$11,519

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2023	2022
Cash interest paid	$121	$-
Income taxes paid	$12	$-
Lease liability related payments	$109	$-
Noncash investing and financing activities:
Accrued dividends on preferred stock	$88	$88
Issuance of Class A common stock for payment of accrued preferred stock dividends	$88	$88
Earnout consideration in purchase of a business	$-	$80

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Total
Balances as of March 31, 2023 (Audited)	1	$3,559	9,348	$185	66	$(11,608)	$530,998	$(482,395)	$(402)	$40,337	$(1,264)	$39,073
Foreign exchange translation	—	—	—	—	—	—	—	—	(78)	(78)	—	(78)
Stock-based compensation	—	—	—	—	—	—	409	—	—	409	—	409
Issuance of common stock in connection with ATM raises, net	—	—	177	4	—	—	1,065	—	—	1,069	—	1,069
Issuance of common stock in connection with direct equity offering	—	—	2,150	2	—	—	7,437	—	—	7,439	—	7,439
Preferred stock dividends paid in stock	—	—	10	—	—	—	88	—	—	88	—	88
Preferred stock dividends accrued	—	—	—	—	—	—	—	(88)	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	—	(3,550)	—	(3,550)	14	(3,536)
Balances as of June 30, 2023	1	$3,559	11,685	$191	66	$(11,608)	$539,997	$(486,033)	$(480)	$45,626	$(1,250)	$44,376

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances as of March 31, 2022 (Audited)	1	$3,559	8,766	$174	66	$(11,608)	$522,601	$(472,310)	$(163)	$42,253	$(1,303)	$40,950
Foreign exchange translation	—	—	—	—	—	—	—	—	48	48	—	48
Stock-based compensation	—	—	—	—	—	—	980	—	—	980	—	980
Preferred stock dividends paid in stock	—	—	5	—	—	—	88	—	—	88	—	88
Preferred stock dividends accrued	—	—	—	—	—	—	—	(88)	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	—	(6,005)	—	(6,005)	18	(5,987)
Balances as of June 30, 2022	1	$3,559	8,771	$174	66	$(11,608)	$523,669	$(478,403)	$(115)	$37,276	$(1,285)	$35,991

See accompanying Notes to Condensed Consolidated Financial Statements

CINEVERSE CORP.

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

Cineverse is a premier streaming technology and entertainment company with its core business (i) across a portfolio of owned and operated enthusiast streaming channels with enthusiast fan bases; (ii) as a large-scale global aggregator and full-service distributor of feature films and television programs; and (iii) as a proprietary technology software-as-a-service platform for over-the-top (“OTT”) app development and content distribution through subscription video on demand ("SVOD"), dedicated ad-supported ("AVOD"), ad-supported streaming linear ("FAST") channels, social video streaming services, and audio podcasts. We distribute products for major brands such as Hallmark, Televisa, ITV, Nelvana, ZDF, Konami, NFL and Scholastic, as well as leading international and domestic content creators, movie producers, television producers and other short-form digital content producers. We collaborate with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to Apple iTunes, Amazon Prime, Netflix, Hulu, Xbox, Pluto, and Tubi, as well as (ii) physical goods, including DVD and Blu-ray Discs.

We played a significant role in the digital distribution revolution that continues to transform the media landscape, playing a pioneering role in transitioning approximately 12,000 movie screens from traditional analog film prints to digital distribution, and at the end of our fiscal year 2023, the Company's cinema equipment business concluded its active operations, as its contracts reached maturity. The Company no longer separately manages cinema equipment separately, and with the run-off of its operations, no longer presents this part of the business as a separate segment. All prior period reporting within this report reflect this change.

Our Class A common stock, par value $0.001 per share (the "Common Stock") is listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “CNVS.” On April 4, 2022, the Company received a letter from the Nasdaq indicating that the Company no longer met the Bid Price Rule.

On June 7, 2023, Cineverse Corp. filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company's Fifth Amended and Restated Certificate of Incorporation (the "Reverse Split Charter Amendment"), pursuant to which the Company effected a 1-for-20 reverse stock split of the Class A common stock. The reverse stock split became effective as of 12:01 a.m. Eastern Time on June 9, 2023. All share and price amounts in this report reflect the 1-for-20 reverse stock split effected on June 9, 2023.

On June 30, 2023, Cineverse Corp. was notified by Nasdaq that the Company has regained compliance with the $1.00 bid price requirement for continued listing on The Nasdaq Capital Market. The Company remains subject to a one-year “Panel Monitor” as that term is defined by Nasdaq Listing Rule 5815(d)(4)(A).

Financial Condition and Liquidity

We have a history of net losses, and for the quarter ended June 30, 2023, we had a net loss attributable to common stockholders in the amount of $(3.6) million. We may continue to generate net losses for the foreseeable future. As of June 30, 2023, the Company has an accumulated deficit of $486.0 million and negative working capital of $2.1 million. Net cash used in operating activities for the three months ended June 30, 2023 was $3.3 million.

The Company is party to a Loan, Guaranty, and Security Agreement with East West Bank (“EWB”) providing for a revolving line of credit (the “Line of Credit Facility”) of $5.0 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and such subsidiaries’ assets. The Line of Credit Facility bears interest at a rate equal to 1.5% above the prime rate, 9.75% as of June 30, 2023. As of June 30, 2023, $5.0 million was outstanding on the Line of Credit Facility. On August 11, 2023, the maturity date of the Line of Credit Facility was extended one year to September 15, 2024. The outstanding principal balance on the Line of Credit Facility as of August 7, 2023 was $0.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In July 2020, we entered into an At-the-Market sales agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) and B. Riley FBR, Inc. (“B. Riley” and, together with A.G.P., the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of Common Stock at the market prices prevailing on Nasdaq at the time of the sale of such shares. The Company is not obligated to sell any shares under the ATM Sales Agreement. Any sales of shares made under the ATM Sales Agreement will be made pursuant the an effective shelf registration statement, for an aggregate offering price of up to $30 million. During the quarter ended June 30, 2023, the Company sold 177 thousand shares for $1.1 million in net proceeds, after deduction of commissions and fees.

On June 16, 2023, the Company closed on the sale of 2,150 thousand shares of common stock, 517 thousand pre-funded warrants, and warrants to purchase up to 2,667 thousand shares of common stock at a combined public offering price of $3.00 per share and accompanying warrant for aggregate gross proceeds of approximately $7.4 million, after deducting placement agent fees and other offering expenses in the amount of $0.6 million. The warrants had an exercise price of $3.00 per share, were exercisable immediately and will expire five years from the issuance. The Company received $2.999 per share for the pre-funded warrants, with the remaining $0.001 due at the time of exercise. All 516,667 pre-funded warrants were subsequently exercised in July 2023 for total proceeds of $0.5 thousand.

In addition, the Company remains authorized to purchase up to an aggregate of 500 thousand shares of its outstanding Common Stock, following the announcement of a stock repurchase program on March 1, 2023.

We believe our cash and cash equivalent balances, and availability under our credit facility will be sufficient to support our operations for at least twelve months from the filing of this report. The Company may also undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying interim Condensed Consolidated Financial Statements of Cineverse Corp. have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2023. These Condensed Consolidated Financial Statements are unaudited and have been prepared by the Company following the rules and regulations of the SEC.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations; however, the Company believes the disclosures are adequate to make the information presented not misleading.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023. Interim results are not necessarily indicative of the results for a full year.

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

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We own an 85% interest in CON TV, LLC ("CONtv"), a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets. We evaluated the investment under the voting interest entity model and determined that the entity should be consolidated as we have a controlling financial interest in the entity through our ownership of outstanding voting shares, and that other equity holders do not have substantive voting, participating or liquidation rights. We recorded net income attributable to noncontrolling interest in our Condensed Consolidated Statements of Operations equal to 11% of outstanding profit interest units retained by the noncontrolling interests.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023.

Segment Reporting

Beginning in fiscal year 2024, following the run-off of the Company's digital cinema operations, the Company now manages its operations and manages its business in one reporting segment. Earlier periods presented herein have been presented to conform to this reportable segment composition.

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

The Company qualified for the employee retention credit beginning in June 2020 for qualified wages through September 2021 and filed a cash refund claim during the fiscal year ended March 31, 2023 in the amount of $2.5 million in the Employee retention tax credit line on the Company’s Consolidated Statements of Operations. As of June 30, 2023, the tax credit receivable of $1.8 million has been included in the Employee retention tax credit line on the Company's Condensed Consolidated Balance Sheet.

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

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Amortization lives of intangible assets are as follows:

Content Library	3 – 20 years
Advertiser Relationships and Channel	3 – 13 years
Customer Relationships	5 – 13 years
Software	10 years
Trademarks and Tradenames	2 – 15 years
Supplier Agreements	2 years

The Company’s intangible assets included the following (in thousands):

	As of June 30, 2023
	Cost Basis	Accumulated Amortization	Net
Content Library	$24,073	$(21,176)	$2,897
Advertiser Relationships and Channel	12,604	(1,348)	11,256
Supplier Agreements	11,430	(11,430)	-
Customer Relationships	8,690	(7,668)	1,022
Software	3,200	(640)	2,560
Trademark and Tradenames	4,026	(2,573)	1,453
Total Intangible Assets	$64,023	$(44,835)	$19,188

	As of March 31, 2023
	Cost Basis	Accumulated Amortization	Net
Content Library	$23,970	$(21,126)	$2,844
Advertiser Relationships and Channel	12,604	(1,062)	11,542
Supplier Agreements	11,430	(11,430)	—
Customer Relationships	8,690	(7,600)	1,090
Trademark and Tradenames	4,026	(2,274)	1,752
Software	3,200	(560)	2,640
Total Intangible Assets	$63,920	$(44,052)	$19,868

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended June 30, 2023 and 2022, the Company had amortization expense of $0.7 million, respectively.

As of June 30, 2023, amortization expense is expected to be (in thousands):

Total
In-process intangible assets	$1,888
Remainder of fiscal year 2024	2,404
2025	2,307
2026	2,040
2027	1,521
2028	1,246
Thereafter	7,782
$19,188

Content Assets

The Company capitalizes direct costs incurred in the production of content from which it expects to generate a return over the anticipated useful life and the Company’s predominant monetization strategy informs the method of amortizing these deferred costs. The determination of the predominant monetization strategy is made at commencement of the production or license period and the classification of the monetization strategy as individual or group only changes if there is a significant change to the title’s monetization strategy relative to its initial assessment. The costs are presently capitalized within construction-in-process and will be amortized as a group are included within Depreciation and Amortization within the Condensed Consolidated Statements of Operations.

Impairment of Long-lived and Finite-lived Intangible Assets

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. There were no impairment charges recorded for long-lived and finite-lived intangible assets during the three months ended June 30, 2023 and 2022.

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

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

date of March 31, 2023 by performing a qualitative analysis and determined that it was not more likely than not that the fair value of its reporting unit is less than its carrying amount.

No goodwill impairment charge was recorded in the three months ended June 30, 2023 and 2022.

Fair Value Measurements

The fair value measurement disclosures are grouped into three levels based on valuation factors:

•
Level 1 – quoted prices in active markets for identical investments

•
Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)

•
Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

The following tables summarize the levels of fair value measurements of our financial assets and liabilities (in thousands):

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Equity investment in Metaverse, at fair value	$—	$—	$5,200	$5,200
	$—	$—	$5,200	$5,200

Liabilities:
Current portion of earnout consideration on purchase of a business	$—	$—	$1,526	$1,526
	$—	$—	$1,526	$1,526

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Equity investment in Metaverse, at fair value		$—	$5,200	$5,200
	$—	$—	$5,200	$5,200

Liabilities:
Current portion of earnout consideration on purchase of a business	$—	$—	$1,444	$1,444
	$—	$—	$1,444	$1,444

The Company has accounted for its investment in A Metaverse Company ("Metaverse") (SEHK: 1616) under the equity method of accounting as the Company can exert significant influence over Metaverse with its direct ownership and affiliation with the Company’s majority shareholders. The Company has also made an irrevocable election to apply the fair value option under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 825-10, Financial Instruments, as it relates to its equity investment in Metaverse.

The Company previously used quoted trading price of the Stock Exchange of Hong Kong to measure the investment's fair value. Following the halting of Metaverse stock trading on the Stock Exchange of Hong Kong on April 1, 2022, the Company valued our equity investment in Metaverse using a market approach and the investment is categorized as a Level 3 valuation based on unobservable inputs.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company estimated the fair value of Metaverse based on the last known enterprise value, adjusting for trends in enterprise valuations and market capitalization for comparable companies. As of June 30, 2023 and March 31, 2023, the fair value was $5.2 million.

The Company estimated the fair value of its earnout consideration using contractual inputs from the related business combination, which established specific fiscal year revenue growth, profitability and EBITDA targets. The Company utilizes the most up to date forecast to estimate the outcome against these targets to determine the ultimate estimated payout. During the quarter ended June 30, 2023, the Company accrued interest of $30 thousand and an increase in the estimated earnout payments by $52 thousand based on fiscal year 2024 estimated performance.

Our cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable and accrued expenses are financial instruments and are recorded at cost in the Condensed Consolidated Balance Sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.

Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	As of
	June 30, 2023	March 31, 2023
Amounts due from producers	$5,878	$3,724
Other receivables	125	420
Inventory	165	207
Other prepayments	1,469	1,107
Total prepaid and other current assets	$7,637	$5,458

Amounts due from producers represents amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record a provision for amounts that we expect may not be recoverable. The provision for advances were $0.2 million and $0.03 million for the three months ended June 30, 2023 and 2022, respectively.

Other prepayments generally relate to prepaid operating expenses, short term deposits and prepaid taxes.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of
	June 30, 2023	March 31, 2023
Accounts payable	$10,291	$15,042
Amounts due to producers	14,112	13,114
Accrued compensation and benefits	2,330	2,532
Accrued other expenses	3,134	3,843
Total accounts payable and accrued expenses	$29,867	$34,531

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

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the Company’s disaggregated revenue by source (in thousands):

	Three Months Ended June 30,
	2023	2022
Streaming and digital	$10,114	$9,503
Base distribution	1,158	2,205
Podcast and other	429	455
Other non-recurring	1,279	1,427
Total revenue	$12,980	$13,590

The Company's Streaming and digital revenue pertains to its OTT business, including the licensing, service, advertising, and subscription revenue related to the Company's streaming business and partnerships. Base distribution revenue relates to non-streaming revenue, including Theatrical revenue and the sale of DVD's. Podcast and other revenue primarily relates to the Company's Bloody Disgusting Podcast Network. Other non-recurring revenue relates to the Company's legacy digital cinema operations, whose operations have run-off, still may generate non-recurring revenue from the sale of cinema assets or the recognition of variable consideration as the associated uncertainty associated with the revenue is resolved.

The Company follows the five-step model established by ASC 606, Revenue from contracts with customers ("ASC 606") when preparing its assessment of revenue recognition.

Principal Agent Considerations

Revenue earned from the delivery of digital content and physical goods may be recognized gross or net depending on the terms of the arrangement. We determine whether revenue should be reported on a gross or net basis based on each revenue stream. Key indicators that we use in evaluating gross versus net treatment include, but are not limited to, the following:

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

We recognizes accounts receivable, net of an estimated allowance for product returns and customer chargebacks, at the time that it recognizes revenue from a sale. Reserves for product returns and other allowances is variable consideration as part of the transaction price. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required.

During the three months ended June 30, 2023 and 2022, we did not recognize any credit losses as part of its ongoing operations or reversals of previously recorded provisions, and did not have any write-offs charged against the allowance.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contract Liabilities

We generally record a receivable related to revenue when we have an unconditional right to invoice and receive payment, and we record deferred revenue (contract liability) when cash payments are received or due in advance of our performance, such as the sale of DVDs with future release dates, even if amounts are refundable. Amounts recorded as contract liabilities are generally not long-term in nature.

The ending deferred revenue balance, including current and non-current balances as of June 30, 2023 and March 31, 2023, was and $0.2 million and $0.2 million respectively. For the three months ended June 30, 2023, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions of $0.2 million to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

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

Concentrations

For the three months ended June 30, 2023, one customer represented 28% of consolidated revenues. For the three months ended June 30, 2022, one customer represented approximately 19% and another customer represented approximately 13% of consolidated revenues.

Direct Operating Costs

Direct operating costs consist of cost of revenue, fulfillment expenses, shipping costs, property taxes and insurance on systems, royalty expenses, impairments of advances and marketing and direct personnel costs.

Stock-based Compensation

The Company issues stock-based awards to employees and non-employees, generally in the form of restricted stock, restricted stock units, stock appreciation rights ("SARs") and performance stock units ("PSUs"). The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments, including grants of stock options and restricted stock units and modifications to existing stock options, to be recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) based on their fair values. The Company measures the compensation expense of employee and nonemployee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized on a straight-line basis over the period during which the employee or nonemployee is required to provide service in exchange for the award. The fair values of options and SARs are calculated as of the date of grant using the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility, risk-free rate and expected term. The Company’s estimates of these assumptions are primarily based on the trading price of the Company’s stock, historical data, peer company data and judgment regarding future trends and factors. Forfeitures are recognized as they occur.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss and tax credit

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

carryforwards and for differences between the carrying amounts of existing assets and liabilities and their respective tax bases.

Valuation allowances are established when management is unable to conclude that it is more likely than not that some portion, or all, of the deferred tax asset will ultimately be realized. The Company is primarily subject to income taxes in the United States.

The Company accounts for uncertain tax positions in accordance with an amendment to ASC Topic 740-10, Income Taxes (Accounting for Uncertainty in Income Taxes), which clarified the accounting for uncertainty in tax positions. This amendment provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded. The Company had no uncertain tax positions as of June 30, 2023 and March 31, 2023.

Earnings per Share ("EPS")

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

Basic and diluted net loss per share are computed as follows (in thousands, except share and per share data):

	Three Months Ended June 30,
	2023	2022
Basic net loss per share:
Net loss attributable to common stockholders	$(3,638)	(6,093)
Shares used in basic computation:
Weighted-average shares of common stock outstanding	9,879	8,771
Basic net loss per share	$(0.37)	$(0.69)

Shares used in diluted computation:
Weighted-average shares of common stock outstanding	9,879	8,771
Stock options and SARs	—	—
Weighted-average number of shares	9,879	8,771
Diluted net loss per share	$(0.37)	$(0.69)

Included in the computation of basic EPS are the 516,667 pre-funded warrants which were issued and sold on June 16, 2023.

The calculation of diluted net loss per share for the quarters ended June 30, 2023 and 2022 does not include the impact of 2,666,667 and 0 warrants, respectively, as well as 934 thousand and 425 thousand potentially dilutive shares, respectively, relating to equity-based awards, as their impact would have been anti-dilutive due to the respective period's net loss.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Issued Accounting Pronouncements

The Company evaluates all Accounting Standard Updates ("ASUs") issued but not yet effective by FASB for consideration of their applicability. ASU's not included in the Company's disclosures were assessed and determined to be not applicable and material to the Company's consolidated financial statements or disclosures.

In July 2023, the FASB issued ASU No 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)” pursuant to SEC Staff Accounting Bulletin No. 120, which adds interpretive guidance for public companies to consider when entering into share-based payment transactions while in possession of material non-public information. This update is reflected in the Accounting Standard Codification upon issuance and will be effective in the Company's second quarter of fiscal year 2024, beginning July 1, 2023. The Company does not expect the adoption to have a material impact on our consolidated financial statements.

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

As of June 30, 2023 and March 31, 2023, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable was $0.0 million and $0.5 million as of June 30, 2023 and March 31, 2023, respectively, which are included in accounts receivable, net on the accompanying Condensed Consolidated Balance Sheets.

The accompanying Condensed Consolidated Statements of Operations include $0.0 million and ($0.1) million of digital cinema servicing revenue from CDF2 Holdings for the three months ended June 30, 2023 and 2022, respectively.

Total Stockholders’ Deficit of CDF2 Holdings at June 30, 2023 and March 31, 2023 was $59.2 million and $59.2 million, respectively. We have no obligation to fund the operating loss or the stockholders’ deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of June 30, 2023 and March 31, 2023 is carried at $0.

Investment in Roundtable

On March 15, 2022, the Company entered into a stock purchase agreement with Roundtable Entertainment Holdings, Inc. (“Roundtable”) pursuant to which the Company purchased 0.5 thousand shares of Roundtable Series A Preferred Stock and warrants to purchase 0.1 thousand shares of Roundtable Common Stock (together, the “Roundtable Securities”). The Company paid the purchase price for the Roundtable Securities by issuing 16 thousand shares of Common Stock to Roundtable. The Company recorded $0.2 million for the purchase of the Roundtable Securities which is included in other long-term assets on the accompanying Consolidated Balance Sheets. The investment in the Roundtable Securities was made in connection with a proposed collaboration with Roundtable regarding production and distribution of streaming content including the launch of high profile branded

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

enthusiast streaming channels. The Roundtable investment was accounted for using the cost method of accounting as we own less than 20% of Roundtable and do not exert a significant influence over their operations. Our President and Chief Strategy Officer is on the Roundtable Board of Directors.

4. STOCKHOLDERS’ EQUITY

COMMON STOCK

On June 7, 2023, the Company amended its Certificate of Incorporation to implement a 1:20 reverse stock split, which became effective on June 9, 2023 (the "Reverse Stock Split"). Proportionate adjustments were made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, as well as to the number of shares issuable under the Company’s equity incentive plans. The Reverse Stock Split did not affect the number of authorized shares of Common Stock or the par value of the Common Stock nor did it change the authorized shares of preferred stock or the relative voting power of such holders of our outstanding Common Stock and preferred stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would have otherwise been entitled to receive fractional shares as a result of the Reverse Stock Split were entitled to a cash payment in lieu thereof after the sale on the open market of the aggregated fractional shares by the exchange agent for the Reverse Stock Split. All share and per share amounts discussed in these condensed consolidated financial statements have been retrospectively adjusted for the Reverse Stock Split. The effects of the Reverse Stock Split have been retrospectively effected throughout this document, including but not limited to earnings per share.

As of June 30, 2023, the number of shares of Common Stock authorized for issuance was 275,000,000 shares.

During the three months ended June 30, 2023, the Company issued 2,337 shares of Common Stock. This is comprised of 2,150 thousand shares issued through a direct offering, 177 thousand issued in connection with ATM sales, and 10 thousand issued in payment of preferred stock dividends.

In addition, the Company sold 517 thousand pre-funded warrants, and issued common warrants to purchase up to 2,667 thousand shares of common stock. All pre-funded and common warrants were issued as immediately exercisable and remained outstanding as of June 30, 2023. All pre-funded warrants were subsequently exercised in July 2023 for total proceeds of $0.5 thousand. See Note 1 for further discussion.

During the three months ended June 30, 2022, the Company issued 5 thousand shares of Common Stock which consists of the issuance of Common Stock in payment of preferred stock dividends.

PREFERRED STOCK

Cumulative dividends in arrears on Series A Preferred Stock were $88 thousand as of June 30, 2023 and 2022. In the first quarter of fiscal year 2023 and 2022, the Company paid preferred stock dividends in arrears for the same amount in the form of shares of Common Stock. The Company also has 1 share of Series B Preferred Stock with no shares outstanding.

TREASURY STOCK

We have treasury stock, at cost, consisting of 66 thousand shares of Common Stock at June 30, 2023 and March 31, 2023.

EQUITY INCENTIVE PLANS

Stock Based Compensation Awards

The Company has issued awards under two plans, the 2000 Equity Incentive Plan (the “2000 Plan”) and the 2017 Equity Incentive Plan (the “2017 Plan).

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Awards issued under our 2000 Plan were permitted to be issued to employees, outside directors or consultants in any of the following forms (or a combination thereof) (i) stock option awards; (ii) SARs; (iii) stock or restricted stock or restricted stock units; or (iv) performance awards. The 2000 Plan provided for the granting of incentive stock options (“ISOs”) with exercise prices not less than the fair market value of our Common Stock on the date of grant. ISOs granted to shareholders having more than 10% of the total combined voting power of the Company must have exercise prices of at least 110% of the fair market value of our Common Stock on the date of grant. ISOs and non-statutory stock options granted under the 2000 Plan were subject to vesting provisions, and exercise is subject to the continuous service of the participant. The exercise prices and vesting periods (if any) for non-statutory options were set at the discretion of our compensation committee. On November 1, 2017, upon the consummation of the initial equity investment in Cineverse by Bison, as a result of which there was a change of control of the Company, all stock options (incentive and non-statutory) and shares of restricted stock were vested immediately and the options became fully exercisable.

In August 2017, the Company adopted the 2017 Plan. The 2017 Plan replaced the 2000 Plan, and applies to employees and directors of, and consultants to, the Company. The 2017 Plan provides for the issuance of up to 905 thousand shares of Common Stock, in the form of various awards, including stock options, SARs, restricted stock, restricted stock units, PSUs and cash awards.

Employee and director stock-based compensation expense related to our stock-based awards of $410 thousand and $980 thousand, for the quarters ended June 30, 2023 and 2022, respectively, were recorded to Selling, General and Administrative expenses.

There was $0.1 million of stock-based compensation expense for the three months ended June 30, 2023 and 2022 related to Board of Directors compensation.

Options Granted Outside Cineverse's Equity Incentive Plan

In October 2013, we issued options outside of the 2000 Plan to 10 individuals who became employees as a result of a business combination. The employees received options to purchase an aggregate of 3 thousand shares of our Common Stock at an exercise price of $350 per share. The options were fully vested as of October 2017 and expire 10 years from the date of grant, if unexercised. As of June 30, 2023, 0.6 thousand of such options remained outstanding.

5. LINE OF CREDIT FACILITY

The Company is party to a Loan, Guaranty, and Security Agreement with East West Bank ("EWB") providing for a revolving line of credit (the "Line of Credit Facility") of $5.0 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and such subsidiaries' assets. The Line of Credit bears an interest rate equal to 1.5% above the prime rate, and was 9.75% as of June 30, 2023. As of June 30, 2023 and March 31, 2023, a balance of $5.0 million was outstanding on the line of the Credit Facility. Under the Line of Credit Facility, the Company is subject to certain financial and nonfinancial covenants which require the Company to maintain certain metrics and ratios, maintain certain minimum cash on hand, and to report financial information to our lender on a periodic basis. During the three months ended June 30, 2023 and 2022, the Company had interest expense of $0.1 million and $0 related to the Line of Credit Facility, respectively. The outstanding principal balance on the Line of Credit Facility as of August 7, 2023 was $0. On August 11, 2023, EWB extended the maturity date of the Line of Credit Facility one year to September 15, 2024.

6. COMMITMENTS AND CONTINGENCIES

LEASES

Cineverse is a virtual company with one domestic operating lease, acquired through the acquisition of Digital Media Rights ("DMR") which is subleased to a third party. The Company has not been relieved of the original lease obligation and therefore recognizes both a lease liability and right-of-use asset as part of the arrangement. The end

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of both the original lease and sublease's term is January 2025. In addition, the Company has two operating leases related to its Cineverse India operations, with expiration dates in July 2027. Expenses related to these leases were $115 thousand and $84 thousand during the three months ended June 30, 2023 and 2022, respectively.

The Company has recognized $44 thousand of sublease income related to its subleasing arrangement during the three months ended, June 30, 2023.

The table below presents the lease-related assets and liabilities recorded on our Consolidated Balance Sheets (in thousands):

	Classification on the Balance Sheet	June 30, 2023	March 31, 2023
Assets
Noncurrent	Other long-term assets	$1,125	$1,265
Liabilities
Current	Operating leases – current portion	418	418
Noncurrent	Operating leases – long-term portion	728	863
Total operating lease liabilities		$1,146	$1,281

The table below presents the annual gross undiscounted cash flows related to the Company's operating lease commitments and subleasing arrangements (in thousands):

Fiscal year ending March 31,	Operating Lease Commitments	Sublease Payments
2024	$337	$136
2025	415	154
2026	191	—
2027	201	—
2028	68	—
Thereafter	—	—

7. INCOME TAXES

We calculate income tax expense upon an annual effective tax rate forecast, including estimates and assumptions. We recorded income tax expense of approximately $20 thousand and $0 for the three months ended June 30, 2023 and 2022, respectively. Income tax expense is attributable to taxable income earned in India relating to transfer pricing.

We have not recorded tax benefits on our loss before income taxes because we have provided for a full valuation allowance that offsets potential deferred tax assets resulting from net operating loss carry forwards, reflecting our inability to use such loss carry forwards.

Our effective tax rate for the three months ended June 30, 2023 and 2022 was (0.6%) and 0%, respectively.

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

Business Overview

Cineverse is a premier streaming technology and entertainment company with its core business (i) across a portfolio of owned and operated enthusiast streaming channels with enthusiast fan bases; (ii) as a large-scale global aggregator and full-service distributor of feature films and television programs; and (iii) as a proprietary technology software-as-a-service platform for over-the-top (“OTT”) app development and content distribution through subscription video on demand ("SVOD"), dedicated ad-supported ("AVOD"), ad-supported streaming linear ("FAST") channels, social video streaming services, and audio podcasts. We distribute products for major brands such as Hallmark, Televisa, ITV, Nelvana, ZDF, Konami, NFL and Scholastic, as well as leading international and domestic content creators, movie producers, television producers and other short-form digital content producers. We collaborate with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to Apple iTunes, Amazon Prime, Netflix, Hulu, Xbox, Pluto, and Tubi, as well as (ii) physical goods, including DVD and Blu-ray Discs.

We played a significant role in the digital distribution revolution that continues to transform the media landscape, playing a pioneering role in transitioning approximately 12,000 movie screens from traditional analog film prints to digital distribution, and at the end of our fiscal year 2023, the Company's cinema equipment business concluded its active operations, as its contracts reached maturity. The Company no longer separately manages cinema equipment separately, and with the run-off of its operations, no longer presents this part of the business as a separate segment. All prior period reporting within this report reflect this change.

Financial Condition and Liquidity

As of June 30, 2023, the Company has an accumulated deficit of $486.0 million and negative working capital of $2.1 million. For the three months ended June 30, 2023, the Company had a net loss attributable to common stockholders of ($3.6) million. Net cash used in operating activities for the three months ended June 30, 2023 was $3.3 million. We may continue to generate net losses for the foreseeable future.

The Company is party to a Loan, Guaranty, and Security Agreement with East West Bank (“EWB”) providing for a revolving line of credit (the “Line of Credit Facility”) of $5.0 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and such subsidiaries’ assets. The Line of Credit Facility bears interest at a rate equal to 1.5% above the prime rate, 9.75% as of June 30, 2023. As of June 30, 2023, $5.0 million was outstanding on the Line of Credit Facility. The outstanding principal balance on the Line of Credit Facility as of August 7, 2023 was $0. On August 11, 2023, EWB extended the maturity date of the Line of Credit Facility one year to September 15, 2024.

In July 2020, we entered into an At-the-Market sales agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) and B. Riley FBR, Inc. (“B. Riley” and, together with A.G.P., the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of Common Stock at the market prices prevailing on Nasdaq at the time of the sale of such shares. The Company is not obligated to sell any shares under the ATM Sales Agreement. Any sales of shares made under the ATM Sales Agreement will be made pursuant to an effective shelf registration statement, for an aggregate offering price of up to $30 million. During the quarter ended June 30, 2023, the Company sold 177 thousand shares for $1.1 million in net proceeds, after deduction of commissions and fees.

On June 16, 2023, the Company closed on the sale of 2,150,000 shares of common stock, 516,667 pre-funded warrants, and warrants to purchase up to 2,666,667 shares of common stock at a combined public offering price of $3.00 per share and accompanying warrant for aggregate gross proceeds of approximately $7.4 million, after deducting placement agent fees and other offering expenses in the amount of $0.6 million. The warrants had an exercise price of $3.00 per share, were exercisable immediately and will expire five years from the issuance. The Company received $2.9990 per share for the pre-funded warrants, with the remaining $0.001 due at the time of exercise. All 516,667 pre-funded warrants were subsequently exercised in July 2023 for total proceeds of $0.5 thousand dollars.

We believe our cash and cash equivalent balances, and availability under our credit facility, as of June 30, 2023 will be sufficient to support our operations for at least twelve months from the filing of this report. The Company may also undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs.

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

Our significant accounting policies are discussed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to the Condensed Consolidated Financial Statements, included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this Quarterly Report on Form 10-Q. Management believes that these policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

Results of Operations for the Three Months Ended June 30, 2023 and 2022 (in thousands):

Revenues

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Streaming and digital	$10,114	$9,503	$611	6%
Base distribution	1,158	2,205	(1,047)	(47)%
Podcast and other	429	455	(26)	(6)%
Other non-recurring	1,279	1,427	(148)	(10)%
Total Revenue	$12,980	$13,590	$(610)	(4)%

The Company's Streaming and Digital revenue for the three months ended June 30, 2023 increased by 6% as compared to the three months ended June 30, 2022, as the Company continues to see the benefits from its acquisitions which have contributed value-accretive libraries, distribution platforms and technologies, such as Screambox, whose performance in the first quarter of fiscal 2024 exceeded the first quarter of fiscal 2023 by approximately $1.0 million, as it continued to benefit from the success of Terrifier 2.

The Company's $1.0 million decline in Base Distribution revenue for the quarter ended June 30, 2023 as compared to the quarter ended June 30, 2022 was primarily driven by a decline in DVD-related sales.

Other non-recurring revenue relating to the Company's cinema equipment have materially concluded in line with the design of its underlying contracts. Following the completion of cost recoupment and the expiration of the exhibitor master license agreements applicable to this line of revenue, the digital system sales have continued its anticipated decrease in the amount of $0.9 million as compared to the three months ended June 30, 2022, from $1.2 million in the first quarter of fiscal 2023 to $0.3 million in the first quarter of fiscal 2024. During the quarter ended June 30, 2023, the Company also recognized $1 million of variable consideration following the resolution of uncertainty associated with the underlying revenue related to its cinema equipment, as compared to $0 variable consideration recognized in the first quarter of fiscal year 2023.

Direct Operating Expenses

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Direct operating expenses	$6,987	$7,356	$(369)	(5)%

The decrease in Direct Operating Expenses for the three months ended June 30, 2023 was indicative of the continued integration efforts with respect to the Company's acquisitions during fiscal year 2022, such as DMR, FoundationTV, and Bloody Disgusting.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Compensation expense	$4,406	$5,515	$(1,109)	(20)%
Corporate expenses	1,701	2,329	(628)	(27)%
Share-based compensation	409	980	(571)	(58)%
Other operating expenses	1,372	994	378	38%
Selling, General and Administrative	$7,888	$9,818	$(1,930)	(20)%

Selling, general and administrative expenses for the three months ended June 30, 2023 decreased by $1.9 million.

Compensation expenses decreased by $1.1 million primarily from a 26% reduction in the number of US-based workforce and an 11% reduction to the Company-wide workforce. Corporate expenses decreased by $0.6 million primarily as a result of cost savings and a decline in legal expenses. Share-based compensation has decreased by $0.5 million, as a result of the US-based workforce reduction. Other operating expenses increased by $0.4 million, primarily as a result of an increase in advertising, marketing and rent expense related to Cineverse India operations.

Depreciation and Amortization Expense

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Amortization of Intangible Assets	$698	$744	$(46)	(6)%
Depreciation of Property and Equipment	124	256	(132)	(52)%
Depreciation and Amortization	$822	$1,000	$(178)	(18)%

Depreciation expense decreased primarily due to substantially the remainder of our digital cinema projection systems reaching the conclusion of their ten-year useful lives during the fiscal year ended March 31, 2023.

Interest expense, net

Interest expense, net increased by $0.2 million from $0.1 million for the three months ended June 30, 2022 to $0.3 million for the three months ended June 30, 2023 as a result of a higher outstanding debt balance and higher interest rates during the three months ended June 30, 2023 as compared to the prior period.

Other expenses, net

During the three months ended June 30, 2023, the Company recognized $0.5 million of other expenses, net, primarily from credit and other run-off related charges associated with the wind-down of its legacy digital cinema segment.

Adjusted EBITDA

We define Adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, stock-based compensation expense, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA (in thousands):

	For the Three Months Ended June 30,
	2023	2022
Net Loss	$(3,536)	$(5,987)
Add Back:
Income tax expense	20	—
Depreciation and amortization	822	1,000
Interest expense	295	133
Stock-based compensation	409	980
Provision for doubtful accounts	—	3
Change in fair value on equity investment in Metaverse	—	1,256
Other expense, net	36	14
Net income attributable to noncontrolling interest	(14)	(18)
Adjustments:
Transition-related costs	468	175
Mergers and acquisition costs	—	207
Adjusted EBITDA	$(1,500)	$(2,237)

Cash Flow

Changes in our cash flows were as follows (in thousands):

	For the Three Months Ended June 30,
	2023	2022
Net used in provided by operating activities	$(3,260)	$(1,198)
Net cash used in investing activities	(272)	(61)
Net cash provided by (used in) financing activities	8,509	(284)
Net change in cash and cash equivalents	$4,977	$(1,543)

For the three months ended June 30, 2023, net cash used in operating activities is primarily driven by loss from operations, excluding non-cash expenses such as depreciation, amortization, recovery for doubtful accounts and stock-based compensation, including capitalized content spend and other changes in working capital. Additionally, during the three months ended June 30, 2023, the Company decreased accounts payable by $4.7 million to vendors. Operating cash flows are typically seasonally lower during the first two fiscal quarters and higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season. In addition, we made net advances of $2.2 million for the three months ended June 30, 2023, as part of the advances we make on theatrical releases and to certain home entertainment distribution clients for which initial expenditures are generally recovered within six to twelve months.

For the three months ended June 30, 2022, net cash used in operating activities was primarily driven by a net loss, after taking into account the exclusion of non-cash expenses such as depreciation, amortization, recovery for doubtful accounts and stock-based compensation, including other changes in working capital. Additionally, during the three months ended June 30, 2022, the Company increased accounts payable by $5.6 million to vendors. Accounts receivable decreased due to a decrease in revenue as a result of the digital cinema amounts due.

Off-balance sheet arrangements

We are not a party to any off-balance sheet arrangements other than as discussed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, Basis of Presentation and Consolidation and Note 3 - Other Interests to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, we hold a 100% equity interest in CDF2 Holdings, which is an unconsolidated variable interest entity (“VIE”), which wholly owns Cinedigm Digital Funding 2, LLC; however, we are not the primary beneficiary of the VIE.

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

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in the Exchange Act), as of June 30, 2023. Based on such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following risk factor supplements the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

The Company's share price has decreased since the end of its fiscal year ending March 31, 2023. If this share price decline is sustained, the Company may be required to test for goodwill impairment before the performance of its required annual testing and if so, may be at risk of recognizing expenses related to goodwill impairment.

On March 31, 2023, the Company's share price was $8.40 and since has declined to a share price of $1.38 as of August 7, 2023. Under the accounting standard, ASC 350-20,Goodwill a Company is required to test for impairment on an annual basis, but in the presence of a triggering event, may need to test during an interim period. Under ASC 350, Goodwill, a sustained decline in share price represents a triggering event which would require the Company to test for impairment. If the Company is required to perform this analysis, there may be a risk that the Company incurs expenses related to goodwill impairment.

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

CINEVERSE CORP.

Date: August 14, 2023	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ John K. Canning
John K. Canning Chief Financial Officer (Principal Financial Officer)