Form 10-Q
period 2023-09-30
Cineverse Corp.
filed 2023-11-14
CIK 1173204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: September 30, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-31810

Cineverse Corp.

(Exact name of registrant as specified in its charter)

Delaware	22-3720962
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

224 W. 35th St., Suite 500 #947, New York, NY 10001	10001
(Address of principal executive offices)	(Zip Code)

(212) 206-8600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
CLASS A COMMON STOCK, PAR VALUE $0.001 PER SHARE	CNVS	The Nasdaq Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 7, 2023, 12,863,307 shares of Class A Common Stock, $0.001 par value, were outstanding.

Cineverse Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Cineverse Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	September 30, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,620	$7,152
Accounts receivable	12,377	20,846
Unbilled revenue	2,423	2,036
Employee retention tax credit	1,672	2,085
Content advances	7,860	3,724
Other current assets	1,550	1,734
Total current assets	34,502	37,577
Equity investment in Metaverse, a related party, at fair value	4,482	5,200
Property and equipment, net	2,072	1,833
Intangible assets, net	19,143	19,868
Goodwill	20,824	20,824
Content advances, net of current portion	2,617	1,421
Other long-term assets	1,052	1,265
Total Assets	$84,692	$87,988
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$25,804	$34,531
Line of credit, including unamortized debt issuance costs of $96 and $76, respectively	4,904	4,924
Current portion of deferred consideration on purchase of business	3,742	3,788
Current portion of earnout consideration on purchase of business	82	1,444
Operating lease liabilities	432	418
Current portion of deferred revenue	273	226
Total current liabilities	35,237	45,331
Deferred consideration on purchase of business, net of current portion	2,868	2,647
Operating lease liabilities, net of current portion	645	863
Other long-term liabilities	59	74
Total Liabilities	38,809	48,915
Commitments and contingencies (see Note 6)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding, respectively, at September 30, 2023 and March 31, 2023.	3,559	3,559
Common stock, $0.001 par value; Class A stock 275,000,000 shares authorized at September 30, 2023 and March 31, 2023, 13,079,143 and 9,413,597 shares issued and 12,790,590 and 9,347,805 shares outstanding at September 30, 2023 and March 31, 2023, respectively.	192	185
Additional paid-in capital	542,212	530,998
Treasury stock, at cost; 288,554 and 65,792 shares at September 30, 2023 and March 31, 2023, respectively.	(11,978)	(11,608)
Accumulated deficit	(486,477)	(482,395)
Accumulated other comprehensive loss	(414)	(402)
Total stockholders’ equity of Cineverse Corp.	47,094	40,337
Deficit attributable to noncontrolling interest	(1,210)	(1,264)
Total equity	45,883	39,073
Total Liabilities and Equity	$84,692	$87,988

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenues	$13,012	$14,006	$25,992	$27,596
Costs and expenses:
Direct operating	4,646	8,092	11,633	15,448
Selling, general and administrative	6,827	9,641	14,715	19,459
Depreciation and amortization	953	984	1,775	1,984
Total operating expenses	12,426	18,717	28,123	36,891
Operating income (loss)	586	(4,711)	(2,131)	(9,295)
Interest expense	(195)	(380)	(490)	(513)
Decrease in fair value of equity investment in Metaverse, a related party	(718)	(572)	(718)	(1,828)
Other income (expense), net	26	8	(478)	(6)
Net loss before income taxes	(301)	(5,655)	(3,817)	(11,642)
Income tax expense	(16)	—	(36)	—
Net loss	(317)	(5,655)	(3,853)	(11,642)
Net income attributable to noncontrolling interest	(40)	(9)	(53)	(27)
Net loss attributable to controlling interests	(357)	(5,664)	(3,906)	(11,669)
Preferred stock dividends	(88)	(88)	(176)	(176)
Net loss attributable to common stockholders	$(445)	$(5,752)	$(4,082)	$(11,845)

Net loss per share attributable to common stockholders:
Basic	$(0.04)	$(0.65)	$(0.37)	$(1.34)
Diluted	$(0.04)	$(0.65)	$(0.37)	$(1.34)
Weighted average shares of Common Stock outstanding:
Basic	12,376	8,845	11,118	8,808
Diluted	12,376	8,845	11,118	8,808

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(317)	$(5,655)	$(3,853)	$(11,642)
Other comprehensive loss:
Foreign exchange translation	66	(362)	(12)	(314)
Comprehensive income attributable to noncontrolling interest	(40)	(9)	(53)	(27)
Comprehensive loss	$(291)	$(6,026)	$(3,918)	$(11,983)

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,853)	$(11,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,775	1,984
Allowance for prepaid advances	(478)	614
Changes in fair value of equity investment in Metaverse	718	1,828
Amortization of debt issuance costs	76	12
Stock-based compensation	909	3,198
Interest expense for deferred consideration and earnouts	256	495
Capitalized content	(821)	—
Change in estimated earnout consideration	(711)	—
Barter-related non-cash expenses	170	—
Other	388	47
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,856	5,857
Other current and long-term assets	1,054	(2,572)
Content advances	(5,332)	(382)
Accounts payable, accrued expenses, and other liabilities	(7,842)	(5,494)
Unbilled revenue	(387)	(298)
Deferred revenue	47	74
Net cash used in operating activities	$(6,174)	$(6,279)
Cash flows from investing activities:
Expenditures for long-lived assets	(515)	(274)
Net cash used in investing activities	$(515)	$(274)
Cash flows from financing activities:
Payments of notes payable	—	(443)
Proceeds from line of credit, net of debt issuance costs	13,761	3,610
Payments on line of credit	(13,761)	—
Payment of earnout consideration	(291)	—
Financing fees for line of credit	(95)	—
Issuance of Class A common stock, net of issuance costs	8,543	—
Net cash provided by financing activities	$8,157	$3,167
Net change in cash and cash equivalents	1,468	(3,386)
Cash and cash equivalents at beginning of period	7,152	13,062
Cash and cash equivalents at end of period	$8,620	$9,676

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2023	2022
Cash interest paid	$150	$-
Lease liability related payments	$221	$-
Income taxes paid	$44	$-
Noncash investing and financing activities:
Issuance of Class A common stock for payment of employee bonuses	$1,203	$-
Treasury shares acquired for withholding taxes	$370	$-
Earnout liability settled in stock	$392	$238
Accrued dividends on preferred stock	$176	$176
Issuance of Class A common stock for payment of accrued preferred stock dividends	$176	$176

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Total
Balances as of March 31, 2023 (Audited)	1	$3,559	9,348	$185	66	$(11,608)	$530,998	$(482,395)	$(402)	$40,337	$(1,264)	$39,073
Foreign exchange translation	—	—	—	—	—	—	—	—	(78)	(78)	—	(78)
Stock-based compensation	—	—	—	—	—	—	409	—	—	409	—	409
Issuance of Class A common stock in connection with ATM raises, net	—	—	177	4	—	—	1,065	—	—	1,069	—	1,069
Issuance of Class A common stock in connection with direct equity offering	—	—	2,150	2	—	—	7,437	—	—	7,439	—	7,439
Preferred stock dividends paid in stock	—	—	10	—	—	—	88	—	—	88	—	88
Preferred stock dividends accrued	—	—	—	—	—	—	—	(88)	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	—	(3,550)	—	(3,550)	14	(3,536)
Balances as of June 30, 2023	1	$3,559	11,685	$191	66	$(11,608)	$539,997	$(486,033)	$(480)	$45,626	$(1,250)	$44,376
Foreign exchange translation	—	—	—	—	—	—	—	—	66	66	—	66
Stock-based compensation	—	—	—	—	—	—	499	—	—	499	—	499
Issuance of Class A common stock in connection employee bonuses	—	—	725	1	—	—	1,203	—	—	1,203	—	1,203
Estimated fee decrease associated with equity issuance	—	—	—	—	—	—	33	—	—	33	—	33
Issuance in connection with the exercise of warrants	—	—	517	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock for earnout commitment	—	—	41	—	—	—	392	—	—	392	—	392
Treasury stock in connection with taxes withheld from employees	—	—	(223)	—	223	(370)	—	—	—	(370)	—	(370)
Preferred stock dividends paid in stock	—	—	46	—	—	—	88	—	—	88	—	88
Preferred stock dividends accrued	—	—	—	—	—	—	—	(87)	—	(87)	—	(87)
Net loss	—	—	—	—	—	—	—	(357)	—	(357)	40	(317)
Balances as of September 30, 2023	1	$3,559	12,791	$192	289	$(11,978)	542,212	(486,477)	$(414)	$47,093	$(1,210)	$45,883

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances as of March 31, 2022 (Audited)	1	$3,559	8,766	$174	66	$(11,608)	$522,601	$(472,310)	$(163)	$42,253	$(1,303)	$40,950
Foreign exchange translation	—	—	—	—	—	—	—	—	48	48	—	48
Stock-based compensation	—	—	—	—	—	—	980	—	—	980	—	980
Preferred stock dividends paid in stock	—	—	5	—	—	—	88	—	—	88	—	88
Preferred stock dividends accrued	—	—	—	—	—	—	—	(88)	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	—	(6,005)	—	(6,005)	18	(5,987)
Balances as of June 30, 2022	1	$3,559	8,771	$174	66	$(11,608)	$523,669	$(478,403)	$(115)	$37,276	$(1,285)	$35,991
Foreign exchange translation	—	—	—	—	—	—	—	—	(362)	(362)	—	(362)
Stock-based compensation	—	—	—	—	—	—	791	—	—	791	—	791
Preferred stock dividends paid in stock	—	—	9	—	—	—	88	—	—	88	—	88
Issuance of Class A common stock in connection with performance stock units and annual incentive awards, net of employee payroll taxes	—	—	103	2	—	—	871	—	—	873	—	873
Issuance of Class A common stock for earnout commitment	—	—	17	—	—	—	238	—	—	238	—	238
Preferred stock dividends accrued	—	—	—	—	—	—	—	(88)	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	—	(5,664)	—	(5,664)	9	(5,655)
Balances as of September 30, 2022	1	$3,559	8,900	$176	66	$(11,608)	$525,657	$(484,155)	$(477)	$33,152	$(1,276)	$31,876

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

Cineverse is a premier streaming technology and entertainment company with its core business operating as (i) a portfolio of owned and operated enthusiast streaming channels with enthusiast fan bases; (ii) a large-scale global aggregator and full-service distributor of feature films and television programs; and (iii) a proprietary technology software-as-a-service platform for over-the-top (“OTT”) app development and content distribution through subscription video on demand ("SVOD"), dedicated ad-supported ("AVOD"), ad-supported streaming linear ("FAST") channels, social video streaming services, and audio podcasts. We distribute products for major brands such as Hallmark, Televisa, ITV, Nelvana, ZDF, Konami, NFL and Scholastic, as well as leading international and domestic content creators, movie producers, television producers and other short-form digital content producers. We collaborate with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to Apple iTunes, Amazon Prime, Netflix, Hulu, Xbox, Pluto, and Tubi, as well as (ii) physical goods, including DVD and Blu-ray Discs.

We played a significant role in the digital distribution revolution that continues to transform the media landscape, playing a pioneering role in transitioning approximately 12,000 movie screens from traditional analog film prints to digital distribution, and at the end of our fiscal year 2023, the Company's cinema equipment business concluded its active operations, as its contracts reached maturity. The Company no longer manages cinema equipment separately, and with the run-off of its operations, no longer presents this part of the business as a separate segment. All prior period reporting within this report reflect this change.

Our Class A common stock, par value $0.001 per share (the "Common Stock") is listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “CNVS.” On June 30, 2023, Cineverse Corp. was notified by Nasdaq that the Company has regained compliance with the $1.00 bid price requirement for continued listing on The Nasdaq Capital Market. The Company remains subject to a one-year “Panel Monitor” as that term is defined by Nasdaq Listing Rule 5815(d)(4)(A).

Financial Condition and Liquidity

We have a history of net losses, and for the six months ended September 30, 2023, we had a net loss attributable to common stockholders in the amount of $(4.1) million, respectively. We may continue to generate net losses for the foreseeable future. As of September 30, 2023, the Company has an accumulated deficit of $486.5 million and negative working capital of $0.7 million. Net cash used in operating activities for the six months ended September 30, 2023 was $6.2 million, which included $5.3 million of cash outlay related to investments in our content portfolio via advances or minimum guarantee payouts.

The Company is party to a Loan, Guaranty, and Security Agreement with East West Bank (“EWB”) providing for a revolving line of credit (the “Line of Credit Facility”) of $5.0 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and such subsidiaries’ assets. The line of credit expires on September 15, 2024. The Line of Credit Facility bears interest at a rate equal to 1.5% above the prime rate, 10.00% as of September 30, 2023. As of September 30, 2023, $4.9 million was outstanding on the Line of Credit Facility, net of unamortized issuance costs of $96 thousand.

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

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended September 30, 2023, the Company did not sell any shares under this agreement. For the six months ended September 30, 2023, the Company sold 177 thousand shares for $1.1 million in net proceeds, respectively, after deduction of commissions and fees.

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

The Company will continue to invest in content development and acquisition, from which it believes it will obtain an appropriate return on its investment. As of September 30, 2023 and March 31, 2023, short term content advances were $7.9 million and $3.7 million, respectively, and content advances, net of current portion were, $2.6 million and $1.4 million, respectively.

We believe our cash and cash equivalents and our credit facility, as of September 30, 2023, will be sufficient to support our operations for at least twelve months from the filing of this report. The Company may also undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations; however, the Company believes the disclosures are adequate to make the information presented not misleading. Certain columns and rows may not add due to the use of rounded numbers.

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

The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Significant items subject to such estimates and assumptions include revenue recognition, allowance for credit losses, returns and recovery reserves, goodwill and intangible asset impairments, share-based compensation expense, valuation allowance for deferred income taxes and amortization of intangible assets. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments and estimates. Actual results may differ from these estimates.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We own an 85% interest in CON TV, LLC ("CONtv"), a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets. We evaluated the investment under the voting interest entity model and determined that the entity should be consolidated as we have a controlling financial interest in the entity through our ownership of outstanding voting shares, and that other equity holders do not have substantive voting, participating or liquidation rights. The non-controlling equity holders have rights equal to 10.5% of outstanding profit interest units retained by the noncontrolling interests.

Accounting Policies

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

Employee Retention Tax Credit

The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") provided an employee retention tax credit ("ERTC") which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act (the "Appropriations Act") extended and expanded the availability of the employee retention credit through December 31, 2021. The Appropriations Act amended the employee retention credit to be equal to 70% of qualified wages paid to employees during the 2021 fiscal year.

The Company qualified for the employee retention credit beginning in June 2020 for qualified wages through September 2021 and filed a cash refund claim during the fiscal year ended March 31, 2023 in the amount of $2.5 million in the Employee retention tax credit line on the Company’s Consolidated Statements of Operations, of which $0.5 million was recognized during the six months ended September 30, 2022. As of September 30, 2023 and March 31, 2023, the tax credit receivable of $1.7 and $2.1 million has been included in the Employee retention tax credit line on the Company's Condensed Consolidated Balance Sheet, respectively.

The Company has received notification during the second quarter of fiscal year 2024 that its ERTC claim is under audit with the Internal Revenue Service ("IRS"). As of the date of this report, the audit is ongoing, and the Company is responding to audit requests as they arise.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property and Equipment, Net

Property and equipment, net are stated at cost, less accumulated depreciation and amortization. Depreciation expense is recorded using the straight-line method over the estimated useful lives of the respective assets as follows:

Computer equipment and software	3 - 5 years
Internal use software	3 - 5 years
Machinery and equipment	3 - 10 years
Furniture and fixtures	2 - 7 years

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

Amortization lives of intangible assets are as follows:

Content Library	3 – 20 years
Trademarks and Tradenames	2 – 15 years
Customer Relationships	5 – 13 years
Advertiser Relationships and Channel	2 – 13 years
Software	10 years
Capitalized Content	3 years
Supplier Agreements	2 years

The Company’s intangible assets included the following (in thousands):

	As of September 30, 2023
	Cost Basis	Accumulated Amortization	Net
Content Library	$24,096	$(21,280)	$2,816
Advertiser Relationships and Channel	12,604	(1,719)	10,885
Customer Relationships	8,690	(7,736)	954
Software	3,200	(720)	2,480
Trademark and Tradenames	4,026	(2,814)	1,212
Capitalized Content	821	(25)	796
Total Intangible Assets	$53,437	$(34,295)	$19,143

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	As of March 31, 2023
	Cost Basis	Accumulated Amortization	Net
Content Library	$23,970	$(21,126)	$2,844
Advertiser Relationships and Channel	12,604	(1,062)	11,542
Customer Relationships	8,690	(7,600)	1,090
Trademark and Tradenames	4,026	(2,274)	1,752
Software	3,200	(560)	2,640
Total Intangible Assets	$52,490	$(32,622)	$19,868

During the three and six months ended September 30, 2023, the Company had amortization expense of $804 thousand and $1,502 thousand, respectively. During the three and six months ended September 30, 2022, the Company had amortization expense of $736 thousand and $1,480 thousand, respectively.

As of September 30, 2023, amortization expense is expected to be (in thousands):

Total
In-process intangible assets	$411
Remainder of fiscal year 2024	2,005
2025	2,851
2026	2,669
2027	1,742
2028	1,356
Thereafter	8,109
$19,143

Capitalized Content

The Company capitalizes direct costs incurred in the production of content from which it expects to generate a return over the anticipated useful life and the Company’s predominant monetization strategy informs the method of amortizing these deferred costs. The determination of the predominant monetization strategy is made at commencement of the production or license period and the classification of the monetization strategy as individual or group only changes if there is a significant change to the title’s monetization strategy relative to its initial assessment. The costs are capitalized to the Capitalized Content costs within Intangible Assets and are amortized as a group within Depreciation and Amortization within the Condensed Consolidated Statements of Operations.

Impairment of Long-lived and Finite-lived Intangible Assets

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. There were no impairment charges recorded for long-lived and finite-lived intangible assets during the three and six months ended September 30, 2023 and 2022.

Goodwill

Goodwill is the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill is tested for impairment on an annual basis or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed fair value, also known as impairment indicators.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or to perform the quantitative impairment test. The Company annually assesses goodwill for potential impairment during its fourth fiscal quarter, or sooner if event occurs or circumstances would indicate it would be more likely than not that fair value would be reduced below its carrying amount. No goodwill impairment charge was recorded in the three and six months ended September 30, 2023 and 2022.

Fair Value Measurements

The fair value measurement disclosures are grouped into three levels based on valuation factors:

•
Level 1 – quoted prices in active markets for identical investments

•
Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)

•
Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

The following tables summarize the levels of fair value measurements of our financial assets and liabilities (in thousands):

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Equity investment in Metaverse, at fair value	$—	$—	$4,482	$4,482
	$—	$—	$4,482	$4,482

Liabilities:
Current portion of earnout consideration on purchase of a business	$—	$—	$82	$82
	$—	$—	$82	$82

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Equity investment in Metaverse, at fair value		$—	$5,200	$5,200
	$—	$—	$5,200	$5,200

Liabilities:
Current portion of earnout consideration on purchase of a business	$—	$—	$1,444	$1,444
	$—	$—	$1,444	$1,444

The Company has accounted for its investment in A Metaverse Company ("Metaverse") (SEHK: 1616) under the equity method of accounting as the Company can exert significant influence over Metaverse with its direct

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ownership of approximately 17% and affiliation with the Company’s largest shareholder. The Company has also made an irrevocable election to apply the fair value option under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 825-10, Financial Instruments, as it relates to its equity investment in Metaverse.

The Company previously used the quoted trading price of Metaverse on the Stock Exchange of Hong Kong Limited to measure the investment's fair value. Following the halting of Metaverse stock trading on the Stock Exchange of Hong Kong Limited on April 1, 2022, the Company valued our equity investment in Metaverse using a market approach and the investment is categorized as a Level 3 valuation based on unobservable inputs.

In taking steps to resume trading, during three months ended September 30, 2023, Metaverse published its interim results for the half year ended June 30, 2022, its year-ended December 31, 2022, and its interim results for the half year ended June 30, 2023.

The Company estimated the fair value of Metaverse based the last known enterprise value, adjusting for trends in enterprise valuations and market capitalization for comparable companies. As of September 30, 2023, and March 31, 2023, the fair value was $4.5 million and $5.2 million, respectively. This decline in fair value, which accounts for the change since March 31, 2023 is recognized within the "Decrease in fair value of equity investment in Metaverse, a related party" line item within the Condensed Consolidated Statements of Operations.

On November 6, 2023, Metaverse's stock resumed trading on The Stock Exchange of Hong Kong Limited. The Company will consider the quoted price of Metaverse's stock to measure fair value as of the date which Metaverse resumed trading and onward.

The Company estimated the fair value of its earnout consideration using contractual inputs from the related business combination, which established specific fiscal year revenue growth, profitability and EBITDA targets. The Company utilizes the most up to date forecast to estimate the outcome against these targets to determine the ultimate estimated payout. During the six months ended September 30, 2023, the Company estimated a $710 thousand decrease in the estimated ultimate earnout payments based on Bloody Disgusting's performance, made cash payments of $291 thousand, and issued equity to settle earnout liability of $391 thousand, and accrued interest of $29 thousand.

Our cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable and accrued expenses are financial instruments and are recorded at cost in the Condensed Consolidated Balance Sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.

Content Advances

Content advances represents amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record a provision for amounts that we expect may not be recoverable. Amounts which are expected to be recovered in more than 12 months are classified as long term and presented within content advances, net of current portion, which were $2.6 million and $1.4 million as of September 30, 2023 and March 31, 2023, respectively. For the six months ended September 30, 2023, the Company recorded a decrease in the provision for advances of $0.5 million.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of
	September 30, 2023	March 31, 2023
Accounts payable	$8,074	$15,042
Amounts due to producers	12,763	13,114
Accrued compensation and benefits	1,672	2,532
Accrued other expenses	3,295	3,843
Total accounts payable and accrued expenses	$25,804	$34,531

During the six months ended September 30, 2023, the Company settled its fiscal year 2023 bonus accrual of $1.2 million, recorded within Accrued compensation and benefits as of March 31, 2023, by issuing shares of Common Stock.

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

The following tables present the Company’s disaggregated revenue by source (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Streaming and digital	$9,355	$10,275	$19,469	$19,778
Base distribution	560	818	1,718	3,023
Podcast and other	660	308	1,089	763
Other non-recurring	2,437	2,605	3,716	4,032
Total revenue	$13,012	$14,006	$25,992	$27,596

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

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Credit Losses

We maintain reserves for potential credit losses on accounts receivable primarily on a specific identification basis. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

We recognizes accounts receivable, net of an estimated allowance for product returns and customer chargebacks, at the time that it recognizes revenue from a sale. Reserves for product returns and other allowances is variable consideration as part of the transaction price. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required.

During the three and six months ended September 30, 2023, we did not recognize any credit losses as part of its ongoing operations or reversals of previously recorded provisions. During the three and six months ended September 30, 2022, the Company recognized credit losses of $44 thousand and $47 thousand, respectively.

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

The ending deferred revenue balance, including current and non-current balances as of September 30, 2023 and March 31, 2023, was and $0.3 million and $0.2 million respectively. In each period, the additions to our deferred revenue balance are due to cash payments received or due in advance of satisfying performance obligations, while the reductions are due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

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

Concentrations

For the three and six months ended September 30, 2023, one customer represented 25% and 24% of consolidated revenues. For the three months ended September 30, 2022, one customer represented approximately 19% of consolidated revenues and another customer represented 11% of consolidated revenues, respectively. For the six months ended September 30, 2022, one customer represented 15% of consolidated revenues.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Direct Operating Expenses

Direct operating expenses consist of cost of revenue, fulfillment expenses, shipping costs, property taxes and insurance on systems, royalty expenses, impairments of advances and marketing and direct personnel costs.

Stock-based Compensation

The Company issues stock-based awards to employees and non-employees, generally in the form of restricted stock, restricted stock units, stock appreciation rights ("SARs") and performance stock units ("PSUs"). The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments, including grants of stock options and restricted stock units and modifications to existing stock options, to be recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss based on their fair values. The Company measures the compensation expense of employee and nonemployee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized on a straight-line basis over the period during which the employee or nonemployee is required to provide service in exchange for the award. The fair values of options and SARs are calculated as of the date of grant using the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility, risk-free rate and expected term. The Company’s estimates of these assumptions are primarily based on the trading price of the Company’s stock, historical data, peer company data and judgment regarding future trends and factors. Forfeitures are recognized as they occur.

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

The Company accounts for uncertain tax positions in accordance with an amendment to ASC Topic 740-10, Income Taxes (Accounting for Uncertainty in Income Taxes), which clarified the accounting for uncertainty in tax positions. This amendment provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded. The Company had no uncertain tax positions as of September 30, 2023 and March 31, 2023.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basic and diluted net loss per share are computed as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Basic net loss per share:
Net loss attributable to common stockholders	$(445)	(5,752)	$(4,082)	$(11,845)
Shares used in basic computation:
Weighted-average shares of Common Stock outstanding	12,376	8,845	11,118	8,808
Basic net loss per share	$(0.04)	$(0.65)	$(0.37)	$(1.34)

Shares used in diluted computation:
Weighted-average shares of Common Stock outstanding	12,376	8,845	11,118	8,808
Stock options and SARs	—	—	—	—
Weighted-average number of shares	12,376	8,845	11,118	8,808
Diluted net loss per share	$(0.04)	$(0.65)	$(0.37)	$(1.34)

The calculation of diluted net loss per share for the three and six months ended September 30, 2023 does not include the impact of 845 thousand and 793 thousand anti-dilutive shares, respectively. The calculation of diluted net loss per share for both the three and six months ended September 30, 2022 does not include the impact of 621 thousand potentially anti-dilutive shares.

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

As of September 30, 2023 and March 31, 2023, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable was $0.0 million and $0.5 million as of September 30, 2023 and March 31, 2023, respectively, which are included in accounts receivable, net on the accompanying Condensed Consolidated Balance Sheets.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying Condensed Consolidated Statements of Operations includes digital cinema servicing revenue from CDF2 Holdings in the amount of $0.0 for the three and six months ended September 30, 2023, respectively, and $0.0 and ($0.1) million for the three and six months ended September 30, 2022, respectively.

Total Stockholders’ Deficit of CDF2 Holdings at September 30, 2023 and March 31, 2023 was $59.2 million and $59.2 million, respectively. We have no obligation to fund the operating loss or the stockholders’ deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of September 30, 2023 and March 31, 2023 is carried at $0.

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

4. STOCKHOLDERS’ EQUITY

COMMON STOCK

As of September 30, 2023 and 2022, the number of shares of Common Stock authorized for issuance was 275,000,000 shares.

During the three months ended September 30, 2023, the Company issued 1.1 million shares of Common Stock. This was comprised of 517 thousand shares issued in conjunction with the exercise of pre-funded warrants issued, 502 shares issued in connection with employee bonuses, 46 thousand shares for preferred stock dividends, and 41 thousand to satisfy earnout-related liabilities.

During the six months ended September 30, 2023, the Company issued 3.4 million shares of Common Stock. In addition to the activity cited for three months ended September 30, 2023, this was comprised of 2,150 thousand shares issued through a June 16, 2023 direct offering, 177 thousand issued in connection with ATM sales during the first fiscal quarter, and 10 thousand issued in payment of preferred stock dividends. In addition, the Company issued common warrants to purchase up to 2,667 thousand shares of Common Stock in conjunction with its direct offering on June 16, 2023. All pre-funded and common warrants were issued as immediately exercisable. All common warrants remain outstanding as of September 30, 2023.

During the three months ended September 30, 2022, the Company issued 129 thousand shares. This was comprised of 9 thousand shares for preferred stock dividends, 103 thousand shares for employee bonuses, and 17 thousand shares to satisfy earnout-related liabilities.

During the six months ended September 30, 2022, the Company issued 134 thousand shares. In addition to the activity cited during the three months ended September 30, 2022, this was comprised of 5 thousand shares for preferred stock dividends.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PREFERRED STOCK

Cumulative dividends in arrears on Series A Preferred Stock were $88 thousand as of September 30, 2023 and 2022. During the three and six months ended September 30, 2023 and 2022, the Company paid preferred stock dividends in arrears for the same amount in the form of shares of Common Stock. The Company has the right to pay preferred stock dividends in cash or stock, at the Company's discretion.

The Company also has 1 share of Series B Preferred Stock issued with no shares currently outstanding.

TREASURY STOCK

We have treasury stock, at cost, consisting of 289 thousand and 66 thousand shares of Common Stock at September 30, 2023 and March 31, 2023, respectively. During the three months ended September 30, 2023, the Company acquired 223 thousand shares of Common Stock withheld in connection with employee bonuses, which the Company elected to settle in shares of Common Stock.

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

In August 2017, the Company adopted the 2017 Plan. The 2017 Plan replaced the 2000 Plan, and applies to employees and directors of, and consultants to, the Company. The 2017 Plan provided for the issuance of up to 905 thousand shares of Common Stock, in the form of various awards, including stock options, SARs, restricted stock, restricted stock units, PSUs and cash awards.

Employee and director stock-based compensation expense related to our stock-based awards of $499 thousand and $909 thousand, three and six months ended September 30, 2023, respectively, and $2,218 thousand and $3,198 thousand for the three and six months ended September 30, 2022, respectively. These costs are reported within to Selling, General and Administrative expenses.

Included within this expense, our Board of Directors stock-based compensation was $90 thousand and $180 thousand for the three and six months ended September 30, 2023, respectively, and $90 thousand and $180 thousand for the three and six months ended September 30, 2022, respectively.

Options Granted Outside Cineverse's Equity Incentive Plan

In October 2013, we issued options outside of the 2000 Plan to 10 individuals who became employees as a result of a business combination. The employees received options to purchase an aggregate of 3 thousand shares of our Common Stock at an exercise price of $350 per share. The options were fully vested as of October 2017 and expired

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

as unexercised 10 years from the date of grant in October 2023. As of September 30, 2023, 0.6 thousand of such options remained outstanding.

5. LINE OF CREDIT FACILITY

The Company is party to a Loan, Guaranty, and Security Agreement with East West Bank ("EWB") providing for a revolving line of credit (the "Line of Credit Facility") of $5.0 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and such subsidiaries' assets. The Line of Credit bears an interest rate equal to 1.5% above the prime rate, and was 10.00% as of September 30, 2023. As of September 30, 2023 and March 31, 2023, a balance of $5.0 million was outstanding on the line of the Credit Facility, gross of unamortized issuance costs of $96 thousand and $76 thousand, respectively. Under the Line of Credit Facility, the Company is subject to certain financial and nonfinancial covenants which require the Company to maintain certain metrics and ratios, maintain certain minimum cash on hand and to report financial information to our lender on a periodic basis. The Line of Credit Facility matures on September 15, 2024.

During the three and six months ended September 30, 2023, the Company had interest expense, including cash interest and amortization, of $0.1 million and $0.2 million related to its Line of Credit Facility, respectively.

6. COMMITMENTS AND CONTINGENCIES

LEASES

Cineverse is a virtual company with one domestic operating lease, acquired through the acquisition of Digital Media Rights ("DMR") which is subleased to a third party. The Company has not been relieved of the original lease obligation and therefore recognizes both a lease liability and right-of-use asset as part of the arrangement. The end of both the original lease and sublease's term is January 2025. In addition, the Company has two operating leases related to its Cineverse India operations, with expiration dates in July 2027. Expenses related to these leases were $121 thousand and $236 thousand during the three and six months ended September 30, 2023 and $111 thousand and $196 thousand three and six months ended September 30, 2022, respectively.

The Company has recognized $45 thousand and $90 thousand of income related to its subleasing arrangement during three and six months ended September 30, 2023, respectively. The Company recognized $27 thousand of income related to its subleasing arrangement for both the three and six months ended September 30, 2022.

The table below presents the lease-related assets and liabilities recorded on our Consolidated Balance Sheets (in thousands):

	Classification on the Balance Sheet	September 30, 2023	March 31, 2023
Assets
Noncurrent	Other long-term assets	$1,051	$1,265
Liabilities
Current	Operating leases liabilities	432	418
Noncurrent	Operating leases liabilities, net of current portion	645	863
Total operating lease liabilities		$1,077	$1,281

The table below presents the annual gross undiscounted cash flows related to the Company's operating lease commitments (in thousands):

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fiscal year ending March 31,	Operating Lease Commitments
2024	$228
2025	420
2026	200
2027	210
2028	94
Thereafter	—
Total lease payments	1,152
Less imputed interest	(75)
Total	$1,077

The table below presents the annual gross undiscounted cash flows related to the Company's operating lease subleasing arrangements (in thousands):

Fiscal year ending March 31,	Sublease Payments
2024	$91
2025	154
2026	—
2027	—
2028	—
Thereafter	—
Total	$245

7. INCOME TAXES

We calculate income tax expense based upon an annual effective tax rate forecast, which includes estimates and assumptions. We recognized income tax expense of approximately $16 thousand and $36 for the three and six months ended September 30, 2023. We recognized $0 for the three and six months ended September 30, 2022, respectively. Income tax expense is attributable to taxable income earned in India relating to transfer pricing.

We have not recorded tax benefits on our loss before income taxes because we have provided for a full valuation allowance that offsets potential deferred tax assets resulting from net operating loss carry forwards, reflecting our inability to use such loss carry forwards.

Our effective tax rate was (5.3%) and (1.0%) for the three and six months ended September 30, 2023, and 0% and 0% for the three and six months ended September 30, 2022, respectively.

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

We played a significant role in the digital distribution revolution that continues to transform the media landscape, playing a pioneering role in transitioning approximately 12,000 movie screens from traditional analog film prints to digital distribution, and at the end of our fiscal year 2023, the Company's cinema equipment business concluded its active operations, as its contracts reached maturity. The Company no longer separately manages cinema equipment separately, and with the run-off of its operations, no longer presents this part of the business as a separate segment. All prior period reporting within this report reflects this change.

Financial Condition and Liquidity

As of September 30, 2023, the Company has an accumulated deficit of $486.5 million and negative working capital of $0.7 million. For the three and six months ended September 30, 2023, the Company had a net loss attributable to common stockholders of $(445) thousand and $(4.1) million, respectively. Net cash used in operating activities for the six months ended September 30, 2023 was $6.2 million, which included $5.3 million of cash outlay related to investments in our content portfolio via advances or minimum guarantee payouts. We may continue to generate net losses for the foreseeable future.

The Company is party to a Loan, Guaranty, and Security Agreement with East West Bank (“EWB”) providing for a revolving line of credit (the “Line of Credit Facility”) of $5.0 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and such subsidiaries’ assets. The line of credit expires on September 15, 2024. The Line of Credit Facility bears interest at a rate equal to 1.5% above the prime rate, 10.00% as of September 30, 2023. As of September 30, 2023, $5.0 million was outstanding on the Line of Credit Facility, gross of issuance costs of $96 thousand.

In July 2020, we entered into an At-the-Market sales agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) and B. Riley FBR, Inc. (“B. Riley” and, together with A.G.P., the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of Common

Stock at the market prices prevailing on Nasdaq at the time of the sale of such shares. The Company is not obligated to sell any shares under the ATM Sales Agreement. Any sales of shares made under the ATM Sales Agreement will be made pursuant to an effective shelf registration statement, for an aggregate offering price of up to $30 million. During the first quarter of the fiscal year, the Company sold 177 thousand shares under the ATM Sales Agreement for $1.1 million in net proceeds, after deduction of commissions and fees.

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

The Company will continue to invest in content development and acquisition, from which it believes it will obtain an appropriate return on its investment. As of September 30, 2023 and March 31, 2023, short term content advances were $7.9 million and $3.7 million, respectively, and content advances, net of current portion were, $2.6 million and $1.4 million, respectively.

We believe our cash and cash equivalents and our credit facility, as of September 30, 2023, will be sufficient to support our operations for at least twelve months from the filing of this report. The Company may also undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs.

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

Results of Operations for the Three Months Ended September 30, 2023, and 2022 (in thousands):

Revenues

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Streaming and digital	$9,355	$10,275	$(920)	(9)%
Base distribution	560	818	(258)	(31)%
Podcast and other	660	308	352	114%
Other non-recurring	2,437	2,605	(168)	(6)%
Total Revenue	$13,012	$14,006	$(994)	(7)%

For the three months ended September 30, 2023, total revenue declined by $994 thousand, or 7%, as compared to three months ended September 30, 2022. During this time, Streaming and Digital revenue for three months ended September 30, 2023, decreased by $0.9 million, as the Company's AVOD revenue has declined $2.1 million due to continued headwinds in the broader advertising market. This decrease was partially offset by a $1.2 million increase in SVOD revenue as the Company continues to see the benefits from its acquisitions which have contributed value-accretive libraries, distribution platforms and technologies, such as Screambox.

The Company's $0.3 million decline in Base Distribution revenue for three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily driven by a decline in DVD-related sales and related physical distribution revenue.

Relative to three months ended September 30, 2022, the Company's Podcast and other revenue increased $352 thousand, driven by an increased number of campaigns during the period.

Other non-recurring revenue relating to the Company's legacy cinema equipment as its operations run-off. Following the completion of cost recoupment and the expiration of the exhibitor master license agreements applicable to this line of revenue, equipment deployment revenue and the associated services decreased $1.8 million. Digital system sales have also continued its anticipated decrease in the amount of $0.6 million as compared to the three months ended September 30, 2022, from $0.7 million in the second quarter of fiscal 2023 to $0.1 million in the second quarter of fiscal 2024. These decreases were partially offset by $2.3 million of non-recurring variable consideration following the resolution of uncertainty associated with the underlying revenue related to the cinema equipment obligations, as compared to $0 variable consideration recognized in the second quarter of fiscal year 2023.

Direct Operating Expenses

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Direct operating expenses	$4,646	$8,092	$(3,446)	(43)%

The decrease in Direct Operating Expenses for the three months ended September 30, 2023 is driven by a 7% decrease in quarterly revenue, continued integration efforts with respect to the Company's acquisitions during fiscal year 2022, such as DMR and Bloody Disgusting. Notably, the physical revenue decrease contributed to a $1.1 million decline. Additionally, there was a reduction in the reserve for advances of $887 thousand over the comparative period as the Company's digital cinema business with studios has concluded in FY23 and the latest trends in content performance. There was a $821 thousand decrease due to capitalized content, an estimated a $762 thousand decrease in the fiscal year 2024 Bloody Disgusting earnout based on fiscal year 2024 forecast performance, and $861thousand from the cessation of third-party SAAS related costs primarily from internalizing services and cost savings synergies.

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Compensation expense	$4,460	$5,180	$(721)	(14)%
Corporate expenses	764	1,084	(320)	(30)%
Share-based compensation	499	2,218	(1,719)	(78)%
Other operating expenses	1,104	1,159	(55)	(5)%
Selling, General and Administrative	$6,827	$9,641	$(2,815)	(29)%

Selling, general and administrative expenses for the three months ended September 30, 2023 decreased by $2.8 million. In comparison to the three months ended September 30, 2022, compensation expenses decreased by $721 thousand due to a $705 thousand reduction in bonus accrual attributable to fiscal year 2024 performance, an increase in capitalized labor of $178 thousand, partially offset by a $186 thousand increase in severance expense. Corporate expenses decreased by $320 thousand primarily related a reduction of $365 thousand in third-party consulting and legal fees as a result of the Company's cost saving initiatives. Share-based compensation has decreased by $1.7 million, as a result of the US-based workforce reduction, a decline in stock price, and a relatively higher number of award tranches vesting, as well as a decrease in FY23 share-based bonuses. Other operating expenses remained relatively consistent, period-over-period.

Depreciation and Amortization Expense

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Amortization of intangible assets	$804	$736	$68	9%
Depreciation of property and equipment	149	248	(99)	(40)%
Depreciation and Amortization	$953	$984	$(31)	(3)%

Depreciation expense has continued to decrease primarily due to substantially the remainder of our digital cinema projection systems reaching the conclusion of their ten-year useful lives during the fiscal year ended March 31, 2023. Conversely, the Company's continued investment in intangible assets, such as Dove Family Channel and an increase in capitalized labor has increased the Company's amortization for the three months ended September 30, 2023.

Interest expense, net

For the three months ended September 30, 2023, interest expense decreased by $185 thousand from $380 thousand to $195, primarily as a result of a $183 thousand decrease in deferred consideration amortization.

Results of Operations for the Six Months Ended September 30, 2023, and 2022 (in thousands):

Revenues

	For the Six Months Ended September 30,
	2023	2022	$ Change	% Change
Streaming and digital	$19,469	$19,778	$(309)	(2)%
Base distribution	1,718	3,023	(1,305)	(43)%
Podcast and other	1,089	763	326	43%
Other non-recurring	3,716	4,032	(316)	(8)%
Total Revenue	$25,992	$27,596	$(1,604)	(6)%

For the six months ended September 30, 2023, the Company's revenue declined by $1.6 million. The decrease was driven by a $1.3 million decline in the Company's base distribution, resulting from a $1.6 million decline in physical sales, partially offset by a $0.3 million reduction in the return reserve, a $0.3 million decrease in other non-recurring revenue from the run-off of the Company's digital cinema operations, whereas in the prior year $4.0 was recognized as a result of ongoing operations, in fiscal year 2024, $3.3 million was recognized as a result of the release of variable revenue at the conclusion of the digital cinema contracts' terms. Streaming and digital revenue decreased as a result of a $4.5 million decline in AVOD revenue due continued headwinds in the broader advertising market in FY24, partially offset by a $2.2 million increase in SVOD revenue as the Company continues to see the benefits from its acquisitions which have contributed value-accretive libraries, distribution platforms and technologies, as well as $1.8 million from digital revenue and distribution. These decreases were partially offset by podcast revenue, which benefited from greater demand in fiscal year 2024.

Direct Operating Expenses

	For the Six Months Ended September 30,
	2023	2022	$ Change	% Change
Direct operating expenses	$11,633	$15,448	$(3,815)	(25)%

For the six months ended September 30, 2023, the Company's direct operation expense decreased $3.8 million. The decrease was primarily driven by a $1.5 million dollar reduction in SAAS related costs as a result of internalizing services previously performed by third parties and cost savings synergies, $1.2 million reduction in the costs associated with the Company's physical sales and related distribution costs in line with the decline in physical revenue, a $1.1 million reduction in the provision related to advances, and a $0.8 million related to a decrease in an estimated Bloody Disgusting earnout liability based on fiscal year 2024 performance to-date. These were partially offset by a $0.8 million dollar increase in royalty-related expenses based on the terms of the Company's contracts, and a $0.4 million increase in digital marketing expenses.

Selling, General and Administrative Expenses

	For the Six Months Ended September 30,
	2023	2022	$ Change	% Change
Compensation expense	$8,866	$10,695	$(1,829)	(17)%
Corporate expenses	2,464	3,413	(949)	(28)%
Share-based compensation	908	3,197	(2,289)	(72)%
Other operating expenses	2,477	2,154	322	15%
Selling, General and Administrative	$14,715	$19,459	$(4,745)	(24)%

During the six months ended September 30, 2023, the Company's SG&A decreased by $4.7 million. Relative to six months ended September 30, 2022, compensation related costs primarily decreased due to a $1.5 million decrease in the Company's bonus accrued expense and an increase in capitalized labor of $0.3 million from the development of the Company's Matchpoint software. Corporate expenses primarily decreased due to a corporate focus on reducing third-party legal and consulting costs in the amount of $1.3 million, which was partially offset by an increase in audit fees in the amount of $0.2 million. Share-based compensation has decreased by $2.3 million, as a result of the US-based workforce reduction, a decline in stock price, and a relatively higher number of awards tranches vesting, as well as fiscal year 2023 share-based bonuses. Other operating expenses primarily increased due to an increase in advertising barter costs in the amount of $0.3 million.

Depreciation and Amortization Expense

	For the Six Months Ended September 30,
	2023	2022	$ Change	% Change
Amortization of intangible assets	$1,502	$1,480	$22	2%
Depreciation of property and equipment	273	504	(231)	(46)%
Depreciation and Amortization	$1,775	$1,984	$(209)	(11)%

Depreciation expense has continued to decrease primarily due to substantially the remainder of our digital cinema projection systems reaching the conclusion of their ten-year useful lives during the fiscal year ended March 31, 2023.

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

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA (in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
Net Loss	$(317)	$(5,655)	$(3,853)	$(11,642)
Add Back:
Income tax expense	16	—	36	—
Depreciation and amortization	953	984	1,775	1,984
Interest expense	195	380	490	513
Stock-based compensation	499	2,218	909	3,198
Provision for doubtful accounts	—	44	—	47
Change in fair value on equity investment in Metaverse	718	572	718	1,828
Other (income) expense, net	(26)	(8)	148	6
Net income attributable to noncontrolling interest	(40)	(9)	(53)	(27)
Adjustments:
Transition-related costs	368	182	835	357
Mergers and acquisition costs	—	—	—	207
Adjusted EBITDA	$2,366	$(1,292)	$1,005	$(3,529)

Cash Flow

Changes in our cash flows were as follows (in thousands):

	For the Six Months Ended September 30,
	2023	2022
Net used in operating activities	$(6,174)	$(6,279)
Net cash used in investing activities	(515)	(274)
Net cash provided by financing activities	8,157	3,167
Net change in cash and cash equivalents	$1,468	$(3,386)

For the six months ended September 30, 2023, net cash used in operating activities is primarily driven by loss from operations, excluding non-cash expenses such as depreciation, amortization, recovery for doubtful accounts and stock-based compensation, including capitalized content spend and other changes in working capital. Operating cash flows are typically seasonally lower during the first two fiscal quarters and higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season. In addition, we made net advances of $5.3 million for the six months ended September 30, 2023, as part of the advances we make on theatrical releases and to certain home entertainment distribution clients for which initial expenditures are generally recovered within six to twelve months. Cash used in investing activities was used in the expenditures towards long-live intangible assets and fixed assets. Cash provided by financing activities pertained to the issuance of company equity, net of financing fees.

For the six months ended September 30, 2022, net cash provided by operating activities is primarily driven by a loss from operations, excluding non-cash expenses such as depreciation, amortization, recovery for doubtful accounts and stock-based compensation, gain on extinguishment of note payable, including other changes in working capital. Additionally, during the six months ended September 30, 2022, the Company decreased Accounts payable, accrued expenses, and other liabilities by $5.5 million to vendors. Cash received from virtual print fees in our legacy cinema equipment business decreased from the previous period in alignment with the decrease in eligible VPF systems. Changes in accounts receivable from our studio customers largely impact cash flows from operating activities and vary based on the seasonality of movie release schedules by the major studios. Other current assets, and other long term assets increased by $2.9 million. Consistent with FY24, operating cash flows from Content & Entertainment Business are typically seasonally lower during the first two fiscal quarters, and higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season. In addition, we made net advances of $1.5 million during the six months ended September 30, 2022. Cash used in investing activities was used in the expenditures towards long-live intangible assets and fixed assets. Cash provided by financing activities pertained to the drawdown on the Company's line of credit, offset by the payoff of notes payable.

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

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in the Exchange Act), as of September 30, 2023. Based on such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following risk factor supplements the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

On March 31, 2023, the Company's share price was $8.40 and since has declined to a share price of $1.15 as of November 7, 2023. Under the accounting standard, ASC 350-20,Goodwill a Company is required to test for impairment on an annual basis, but in the presence of a triggering event, the Company performs additional testing. Under ASC 350, Goodwill, a sustained decline in share price represents a triggering event which would require the Company to test for impairment. There may be a risk that the Company incurs expenses related to goodwill impairment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 17, 2021, the Company acquired substantially all of the assets of Bloody Disgusting, LLC (“Bloody Disgusting”). On August 3, 2023, the Company issued 41,034 shares of Common Stock as a deferred earnout payment of consideration for the acquisition, pursuant to Section 4(a)(2) of the Securities Act.

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

CINEVERSE CORP.

Date: November 14, 2023	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Mark Lindsey
Mark Lindsey Chief Financial Officer (Principal Financial Officer)