Form 10-Q
period 2023-12-31
Cineverse Corp.
filed 2024-02-14
CIK 1173204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of February 7, 2024, 13,327,960 shares of Class A Common Stock, $0.001 par value, were outstanding.

Cineverse Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Cineverse Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	December 31, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,539	$7,152
Accounts receivable	16,416	20,846
Unbilled revenue	2,454	2,036
Employee retention tax credit	1,672	2,085
Content advances	8,477	3,724
Other current assets	1,678	1,734
Total current assets	36,236	37,577
Equity investment in Metaverse, a related party, at fair value	1,276	5,200
Property and equipment, net	2,065	1,833
Intangible assets, net	18,727	19,868
Goodwill	20,824	20,824
Content advances, net of current portion	3,153	1,421
Other long-term assets	943	1,265
Total Assets	$83,224	$87,988
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$26,987	$34,531
Line of credit, including unamortized debt issuance costs of $69 and $76, respectively	4,931	4,924
Current portion of deferred consideration on purchase of business	3,954	3,788
Current portion of earnout consideration on purchase of business	110	1,444
Operating lease liabilities	440	418
Current portion of deferred revenue	246	226
Total current liabilities	36,668	45,331
Deferred consideration on purchase of business, net of current portion	2,639	2,647
Operating lease liabilities, net of current portion	531	863
Other long-term liabilities	59	74
Total Liabilities	39,897	48,915
Commitments and contingencies (see Note 6)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and 7 shares outstanding at December 31, 2023 and March 31, 2023.	3,559	3,559
Common Stock, $0.001 par value; Class A Stock: 275,000,000 shares authorized as of December 31, 2023, and March 31, 2023; 13,553,767 and 9,413,597 shares issued, with 13,265,214 and 9,347,805 shares outstanding as of December 31, 2023, and March 31, 2023, respectively.	192	185
Additional paid-in capital	542,482	530,998
Treasury stock, at cost; 288,554 and 65,792 shares at December 31, 2023 and March 31, 2023, respectively.	(11,978)	(11,608)
Accumulated deficit	(489,341)	(482,395)
Accumulated other comprehensive loss	(417)	(402)
Total stockholders’ equity of Cineverse Corp.	44,497	40,337
Deficit attributable to noncontrolling interest	(1,170)	(1,264)
Total equity	43,327	39,073
Total Liabilities and Equity	$83,224	$87,988

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenues	$13,276	$27,882	$39,268	$55,478
Costs and expenses
Direct operating	5,464	14,411	17,097	29,859
Selling, general and administrative	6,373	9,107	21,088	29,016
Depreciation and amortization	1,012	924	2,787	2,908
Total operating expenses	12,849	24,442	40,972	61,783
Operating income (loss)	427	3,440	(1,704)	(6,305)
Interest expense	(291)	(367)	(781)	(880)
Loss from equity investment in Metaverse, a related party	(3,043)	—	(3,761)	(1,828)
Employee retention tax credit	—	2,025	—	2,475
Other income (expenses), net	147	(76)	(331)	(82)
Net (loss) income before income taxes	(2,760)	5,022	(6,577)	(6,620)
Income tax benefit (expense)	24	—	(12)	—
Net (loss) income	(2,736)	5,022	(6,589)	(6,620)
Net income attributable to noncontrolling interest	(41)	(8)	(94)	(35)
Net (loss) income attributable to controlling interests	(2,777)	5,014	(6,683)	(6,655)
Preferred stock dividends	(87)	(88)	(263)	(264)
Net (loss) income attributable to common stockholders	$(2,864)	$4,926	$(6,946)	$(6,919)
Net (loss) income per share attributable to common stockholders:
Basic	$(0.22)	$0.55	$(0.59)	$(0.78)
Diluted	$(0.22)	$0.55	$(0.59)	$(0.78)
Weighted average shares of Common Stock outstanding:
Basic	12,828	8,945	11,678	8,854
Diluted	12,828	8,945	11,678	8,854

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net (loss) income	$(2,736)	$5,022	$(6,589)	$(6,620)
Other comprehensive (loss) income:
Foreign exchange translation	(3)	88	(15)	(226)
Net income attributable to noncontrolling interest	(41)	(8)	(94)	(35)
Comprehensive (loss) income	$(2,780)	$5,102	$(6,698)	$(6,881)

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,589)	$(6,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,787	2,908
Provision for doubtful accounts	—	54
Changes in fair value of equity investment in Metaverse	3,761	1,828
Amortization of debt issuance costs	103	138
Stock-based compensation	1,092	3,855
Interest expense for deferred consideration and earnouts	381	743
Capitalized content	(1,371)	—
Change in estimated earnout consideration	(682)	—
Non-monetary sale of content licenses	—	(1,022)
Barter-related non-cash expenses	256	—
Other	395	102
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,815	5,795
Other current and long-term assets	449	(2,215)
Content advances	(6,485)	1,104
Employee retention tax credit	—	(2,475)
Accounts payable, accrued expenses, and other liabilities	(6,802)	(11,972)
Unbilled revenue	(418)	(332)
Deferred revenue	20	208
Net cash used in operating activities	$(9,287)	$(7,901)
Cash flows from investing activities:
Expenditures for long-lived assets	(641)	(429)
Sale of equity investment securities	159	—
Net cash used in investing activities	$(482)	$(429)
Cash flows from financing activities:
Proceeds from line of credit, net of debt issuance costs	28,565	19,469
Payments on line of credit	(28,565)	(14,469)
Payment of earnout consideration	(291)	(665)
Financing fees for line of credit	(96)	(271)
Issuance of Class A common stock, net of issuance costs	8,542	—
Net cash provided by financing activities	$8,156	$4,064
Net change in cash and cash equivalents	(1,613)	(4,266)
Cash and cash equivalents at beginning of period	7,152	13,062
Cash and cash equivalents at end of period	$5,539	$8,796

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2023	2022
Cash interest paid	$233	$58
Lease liability related payments	$333	$-
Income taxes paid	$49	$-
Noncash investing and financing activities:
Issuance of Class A common stock for payment of accrued employee bonuses	$1,203	$-
Treasury shares acquired for withholding taxes	$370	$-
Earnout liability settled in stock	$392	$238
Accrued dividends on preferred stock	$263	$88
Issuance of Class A common stock for payment of accrued preferred stock dividends	$263	$264
Earnout consideration adjustment	$-	$80
Issuance of common stock for Board of Director compensation	$-	$3

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Total
Balances as of March 31, 2023 (Audited)	1	$3,559	9,348	$185	66	$(11,608)	$530,998	$(482,395)	$(402)	$40,337	$(1,264)	$39,073
Foreign exchange translation	—	—	—	—	—	—	—	—	(78)	(78)	—	(78)
Stock-based compensation	—	—	—	—	—	—	409	—	—	409	—	409
Issuance of Class A common stock in connection with ATM raises, net	—	—	177	4	—	—	1,065	—	—	1,069	—	1,069
Issuance of Class A common stock in connection with direct equity offering	—	—	2,150	2	—	—	7,437	—	—	7,439	—	7,439
Preferred stock dividends paid in stock	—	—	10	—	—	—	88	—	—	88	—	88
Preferred stock dividends accrued	—	—	—	—	—	—	—	(88)	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	—	(3,550)	—	(3,550)	14	(3,536)
Balances as of June 30, 2023	1	$3,559	11,685	$191	66	$(11,608)	$539,997	$(486,033)	$(480)	$45,626	$(1,250)	$44,376
Foreign exchange translation	—	—	—	—	—	—	—	—	66	66	—	66
Stock-based compensation	—	—	—	—	—	—	499	—	—	499	—	499
Issuance of Class A common stock in connection employee bonuses	—	—	725	1	—	—	1,203	—	—	1,203	—	1,203
Estimated fee decrease associated with equity issuance	—	—	—	—	—	—	33	—	—	33	—	33
Issuance in connection with the exercise of warrants	—	—	517	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock for earnout commitment	—	—	41	—	—	—	392	—	—	392	—	392
Treasury stock in connection with taxes withheld from employees	—	—	(223)	—	223	(370)	—	—	—	(370)	—	(370)
Preferred stock dividends paid in stock	—	—	46	—	—	—	88	—	—	88	—	88
Preferred stock dividends accrued	—	—	—	—	—	—	—	(87)	—	(87)	—	(87)
Net loss	—	—	—	—	—	—	—	(357)	—	(357)	40	(317)
Balances as of September 30, 2023	1	$3,559	12,791	$192	289	$(11,978)	$542,212	$(486,477)	$(414)	$47,093	$(1,210)	$45,883
Foreign exchange translation	—	—	—	—	—	—	—	—	(3)	(3)	—	(3)
Stock-based compensation	—	—	—	—	—	—	98	—	—	98	—	98
Issuance of common stock for Board of Director compensation	—	—	400	—	—	—	85	—	—	85	—	85
Preferred stock dividends paid in stock	—	—	74	—	—	—	87	—	—	87	—	87
Preferred stock dividends accrued	—	—	—	—	—	—	—	(87)	—	(87)	—	(87)
Net loss	—	—	—	—	—	—	—	(2,777)	—	(2,777)	41	(2,736)
Balances as of December 31, 2023	1	$3,559	13,265	$192	289	$(11,978)	$542,482	$(489,341)	$(417)	$44,497	$(1,170)	$43,327

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Total
Balances as of March 31, 2022 (Audited)	1	$3,559	8,766	$174	66	$(11,608)	$522,601	$(472,310)	$(163)	$42,253	$(1,303)	$40,950
Foreign exchange translation	—	—	—	—	—	—	—	—	48	48	—	48
Stock-based compensation	—	—	—	—	—	—	980	—	—	980	—	980
Preferred stock dividends paid in stock	—	—	5	—	—	—	88	—	—	88	—	88
Preferred stock dividends accrued	—	—	—	—	—	—	—	(88)	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	—	(6,005)	—	(6,005)	18	(5,987)
Balances as of June 30, 2022	1	$3,559	8,771	$174	66	$(11,608)	$523,669	$(478,403)	$(115)	$37,276	$(1,285)	$35,991
Foreign exchange translation	—	—	—	—	—	—	—	—	(362)	(362)	—	(362)
Stock-based compensation	—	—	—	—	—	—	791	—	—	791	—	791
Preferred stock dividends paid in stock	—	—	9	—	—	—	88	—	—	88	—	88
Issuance of Class A common stock in connection employee bonuses	—	—	103	2	—	—	871	—	—	873	—	873
Issuance of Class A common stock for earnout commitment	—	—	17	—	—	—	238	—	—	238	—	238
Preferred stock dividends accrued	—	—	—	—	—	—	—	(88)	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	—	(5,664)	—	(5,664)	9	(5,655)
Balances as of September 30, 2022	1	$3,559	8,900	$176	$66	$(11,608)	$525,657	$(484,155)	$(477)	$33,152	$(1,276)	$31,876
Foreign exchange translation	—	—	—	—	—	—	—	—	88	88	—	88
Stock-based compensation	—	—	—	—	—	—	657	—	—	657	—	657
Preferred stock dividends paid in stock	—	—	11	—	—	—	88	—	—	88	—	88
Issuance of common stock for Board of Director compensation	—	—	34	1	—	—	—	—	—	1	—	1
Preferred stock dividends accrued	—	—	—	—	—	—	—	(88)	—	(88)	—	(88)
Net income	—	—	—	—	—	—	—	5,014	—	5,014	8	5,022
Balances as of December 31, 2022	1	$3,559	8,945	$177	66	$(11,608)	$526,402	$(479,229)	$(389)	$38,912	$(1,268)	$37,644

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

Cineverse is a premier streaming technology and entertainment company with its core business operating as (i) a portfolio of owned and operated enthusiast streaming channels with enthusiast fan bases; (ii) a large-scale global aggregator and full-service distributor of feature films and television programs; and (iii) a proprietary technology software-as-a-service platform for over-the-top (“OTT”) app development and content distribution through subscription video on demand ("SVOD"), dedicated ad-supported ("AVOD"), ad-supported streaming linear ("FAST") channels, social video streaming services, and audio podcasts. We distribute products for major brands such as Hallmark, ITV, Nelvana, ZDF, Konami, NFL and Highlander, as well as leading international and domestic content creators, movie producers, television producers and other short-form digital content producers. We collaborate with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to Apple iTunes, Amazon Prime, Netflix, Hulu, Xbox, Pluto, and Tubi, as well as (ii) physical goods, including DVD and Blu-ray Discs.

We played a pioneering role in transitioning approximately 12,000 movie screens from traditional analog film prints to digital distribution, and at the end of our fiscal year 2023, the Company's cinema equipment business concluded its active operations, as its contracts reached maturity. The Company no longer manages cinema equipment separately, and with the run-off of its operations, no longer presents this part of the business as a separate segment. All prior period reporting within this report reflect this change.

Our Class A common stock, par value $0.001 per share (the "Common Stock") is listed on The Nasdaq Capital Market (“Nasdaq”) under the symbol “CNVS.” The Company has maintained its compliance with the $1.00 bid price requirement for continued listing on The Nasdaq Capital Market and remains subject to a one-year “Panel Monitor” as that term is defined by Nasdaq Listing Rule 5815(d)(4)(A) through June 30, 2024.

Financial Condition and Liquidity

We have a history of net losses, and for the nine months ended December 31, 2023, we had a net loss attributable to common stockholders in the amount of $6.9 million. We may continue to generate net losses for the foreseeable future. As of December 31, 2023, the Company has an accumulated deficit of $489.3 million and negative working capital of $0.4 million. Net cash used in operating activities for the nine months ended December 31, 2023 was $9.3 million which included $6.5 million of incremental investment in our content portfolio via advances or minimum guarantee payouts.

The Company is party to a Loan, Guaranty, and Security Agreement with East West Bank (“EWB”) providing for a revolving line of credit (the “Line of Credit Facility”) of $5.0 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and such subsidiaries’ assets. The line of credit expires on September 15, 2024. The Line of Credit Facility bears interest at a rate equal to 1.5% above the prime rate, 10.00% as of December 31, 2023. As of December 31, 2023, $5.0 million was outstanding on the Line of Credit Facility, net of unamortized issuance costs of $69 thousand. On February 9, 2024, the Company expanded the Line of Credit Facility to $7.5 million at the same interest rate and with the same maturity date.

In July 2020, we entered into an At-the-Market sales agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) and B. Riley FBR, Inc. (“B. Riley” and, together with A.G.P., the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of Common Stock at the market prices prevailing on Nasdaq at the time of the sale of such shares. The Company is not obligated to sell any shares under the ATM Sales Agreement. Any sales of shares made under the ATM Sales Agreement will be made pursuant to an effective shelf registration statement, for an aggregate offering price of up to $30 million. For the three months ended December 31, 2023, the Company did not sell any shares under this agreement. For the

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

nine months ended December 31, 2023, the Company sold 177 thousand shares for $1.1 million in net proceeds, respectively, after deduction of commissions and fees. The ATM Sales Agreement has expired in accordance with its terms.

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

The Company will continue to invest in content development and acquisition, from which it believes it will obtain an appropriate return on its investment. As of December 31, 2023 and March 31, 2023, short term content advances were $8.5 million and $3.7 million, respectively, and content advances, net of current portion were, $3.2 million and $1.4 million, respectively.

We believe our cash and cash equivalents and our credit facility, as of December 31, 2023, will be sufficient to support our operations for at least twelve months from the filing of this report. The Company may also undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs.

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

The Company qualified for the employee retention credit beginning in June 2020 for qualified wages through September 2021 and filed a cash refund claim during the fiscal year ended March 31, 2023 in the amount of $2.5 million in the Employee retention tax credit line on the Company’s Condensed Consolidated Statements of Operations, of which $2.0 million was recognized during the three months ended December 31, 2022. As of December 31, 2023 and March 31, 2023, the tax credit receivable of $1.7 and $2.1 million, respectively, has been included in the Employee retention tax credit line on the Company's Condensed Consolidated Balance Sheet.

The Company has received notification during the second quarter of fiscal year 2024 that its ERTC claim is under examination with the Internal Revenue Service ("IRS"). As of the date of this report, the examination is ongoing, and the Company is responding to audit requests as they arise.

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

Amortization lives of intangible assets are as follows:

Content Library	3 – 20 years
Trademarks and Tradenames	2 – 15 years
Customer Relationships	5 – 13 years
Advertiser Relationships and Channel	2 – 13 years
Software	10 years
Capitalized Content	3 years
Supplier Agreements	2 years

The Company’s intangible assets included the following (in thousands):

	As of December 31, 2023
	Cost Basis	Accumulated Amortization	Net
Content Library	$24,096	$(21,378)	$2,718
Advertiser Relationships and Channel	12,604	(2,132)	10,472
Customer Relationships	8,690	(7,804)	886
Software	3,200	(800)	2,400
Trademark and Tradenames	4,026	(3,056)	970
Capitalized Content	1,371	(90)	1,281
Total Intangible Assets	$53,987	$(35,260)	$18,727

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

During the three and nine months ended December 31, 2023, the Company had amortization expense of $879 thousand and $2,381 thousand, respectively. During the three and nine months ended December 31, 2022, the Company had amortization expense of $712 thousand and $2,193 thousand, respectively.

As of December 31, 2023, amortization expense is expected to be (in thousands):

Total
In-process intangible assets	$411
Remainder of fiscal year 2024	1,254
2025	3,264
2026	3,001
2027	1,772
2028	1,246
Thereafter	7,779
$18,727

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

Impairment of Long-lived and Finite-lived Intangible Assets

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. There were no impairment charges recorded for long-lived and finite-lived intangible assets during the three and nine months ended December 31, 2023 and 2022.

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

The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or to perform the quantitative impairment test. The Company annually assesses goodwill for potential impairment during its fourth fiscal quarter, or sooner if event occurs or circumstances would indicate it would be more likely than not that fair value would be reduced below its carrying amount. No goodwill impairment charge was recorded in the three and nine months ended December 31, 2023 and 2022.

Fair Value Measurements

The fair value measurement disclosures are grouped into three levels based on valuation factors:

•
Level 1 – quoted prices in active markets for identical investments

•
Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)

•
Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

The following tables summarize the levels of fair value measurements of our financial assets and liabilities (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Equity investment in Metaverse, at fair value	$1,276	$—	$—	$1,276
	$1,276	$—	$—	$1,276

Liabilities:
Current portion of earnout consideration on purchase of a business	$—	$—	$110	$110
	$—	$—	$110	$110

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Equity investment in Metaverse, at fair value		$—	$5,200	$5,200
	$—	$—	$5,200	$5,200

Liabilities:
Current portion of earnout consideration on purchase of a business	$—	$—	$1,444	$1,444
	$—	$—	$1,444	$1,444

The Company has an investment in A Metaverse Company ("Metaverse") (SEHK: 1616) accounted for under the equity method of accounting as the Company can exert significant influence over Metaverse with its direct

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ownership of approximately 15% and affiliation with the Company’s largest shareholder. The Company has also made an irrevocable election to apply the fair value option under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 825-10, Financial Instruments, as it relates to its equity investment in Metaverse. Changes in the investment's fair value are recognized within the "Loss from equity investment in Metaverse, a related party" line item within the Condensed Consolidated Statements of Operations.

Following the halting of Metaverse stock trading on The Stock Exchange of Hong Kong Limited on April 1, 2022, the Company valued our equity investment in Metaverse using a market approach and the investment was categorized as a Level 3 valuation based on unobservable inputs. As such, as of March 31, 2023, the Company estimated the fair value of Metaverse based the last known enterprise value, adjusting for trends in enterprise valuations and market capitalization for comparable companies with a resulting fair value was $5.2 million.

On November 6, 2023, Metaverse's stock resumed trading on The Stock Exchange of Hong Kong Limited. During the quarter ended December 31, 2023, the Company sold 30 million of the 362 million shares held as of September 30, 2023, which resulted in a realized loss of $131 thousand during the three months ended December 31, 2023. The resumption of active trading status represented renewed availability of quoted, unadjusted prices in active markets for identical assets, upon which the Company can execute a sale and readily access pricing information at the measurement date. Accordingly, the Company has presented the fair value of its Metaverse shares held as of December 31, 2023 within the Level 1 grouping. The fair value of the shares held as of December 31, 2023 was $1.3 million, with associated unrealized losses of $3.6 million.

The Company estimated the fair value of its earnout consideration using contractual inputs from the related business combination, which established specific fiscal year revenue growth, profitability and EBITDA targets. The Company utilizes the most up to date forecast to estimate the outcome against these targets to determine the ultimate estimated payout. During the nine months ended December 31, 2023, the Company estimated a $682 thousand decrease in the estimated ultimate earnout payments based on Bloody Disgusting's performance, made cash payments of $291 thousand, and issued equity to settle earnout liability of $392 thousand, and accrued interest of $29 thousand.

Our cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable and accrued expenses are financial instruments and are recorded at cost in the Condensed Consolidated Balance Sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.

Content Advances

Content advances represents amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record a provision for amounts that we expect may not be recoverable. Amounts which are expected to be recovered in more than 12 months are classified as long term and presented within content advances, net of current portion, which were $3.2 million and $1.4 million as of December 31, 2023, and March 31, 2023, respectively. For the nine months ended December 31, 2023, the Company recorded a recovery in the provision for advances of $0.5 million.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of
	December 31, 2023	March 31, 2023
Accounts payable	$6,568	$15,042
Amounts due to producers	15,553	13,114
Accrued compensation and benefits	1,209	2,532
Accrued other expenses	3,657	3,843
Total accounts payable and accrued expenses	$26,987	$34,531

Compared to March 31, 2023, the decrease in accounts payable was primarily attributable to an $8.3 million decrease from the run-off of the Company's digital cinema operations, and the decrease in accrued compensation and benefits was driven by a decrease of $1.2 million due to a reduced bonus accrual.

Deferred Consideration

The Company has recognized liabilities related to deferred consideration arrangements related to the acquisition of FoundationTV ("FTV") and Digital Media Rights ("DMR"). These payments are fixed in nature and are due to the sellers of the respective companies. The Company initially recognized the liability at fair value at the time of acquisition and has since recognizes interest expense related to accretion in advance of the ultimate settlement of these liabilities. Amounts due within 12 months under the terms of the agreements are classified as current within the Condensed Consolidated Balance Sheets.

The deferred consideration related to the acquisition of DMR is payable in either Class A common shares of the Company stock or cash, at the Company's discretion and subject to certain conditions. Payments of $3.0 million and $2.4 million are due in March 2024 and March 2025, respectively.

The deferred consideration related to the FTV acquisition is payable in the amount of $238 thousand in each of June 2024 and December 2024, and $464 thousand in June 2025. There is $617 thousand presently due and payable. The Company has the right to pay up to 25% of post-close purchase price in equity.

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

The following tables present the Company’s disaggregated revenue by source (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Streaming and digital	$9,537	$11,598	$29,006	$31,375
Base distribution	2,811	8,121	4,529	11,145
Podcast and other	864	977	1,953	1,740
Other non-recurring	64	7,186	3,780	11,218
Total revenue	$13,276	$27,882	$39,268	$55,478

The Company's Streaming and digital revenue pertains to its OTT business, including the licensing, service, advertising, and subscription revenue related to the Company's streaming business and partnerships. Base

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

distribution revenue relates to non-streaming revenue, including Theatrical revenue and the sale of DVD's. Podcast and other revenue primarily relates to the Company's Bloody Disgusting Podcast Network. As the Company satisfies its performance obligations from these revenue sources, whether relating to the delivery of digital content, physical goods, or licensing, revenue is generally measured at a point in time.

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

Credit Losses

We maintain reserves for expected credit losses on accounts receivable primarily on a specific identification basis. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

We recognize accounts receivable, net of an estimated allowance for product returns and customer chargebacks, at the time that we recognize revenue from a sale. Reserves for product returns and other allowances is variable consideration as part of the transaction price. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required.

During the three and nine months ended December 31, 2023, we did not recognize any credit losses as part of our ongoing operations or reversals of previously recorded provisions. During the three and nine months ended December 31, 2022, we recognized credit losses of $7 thousand and $54 thousand, respectively.

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

The ending deferred revenue balance, including current and non-current balances as of December 31, 2023 and March 31, 2023, was and $0.2 million and $0.2 million, respectively. In each period, the additions to our deferred revenue balance are due to cash payments received or due in advance of satisfying performance

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

obligations, while the reductions are due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

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

Concentrations

For the three and nine months ended December 31, 2023, one customer represented 26% and 23% of consolidated revenues, respectively. For the three months ended December 31, 2022, one customer represented approximately 16% of consolidated revenues and another customer represented 14% of consolidated revenues, respectively. For the nine months ended December 31, 2022, one customer represented 11% of consolidated revenues.

Direct Operating Expenses

Direct operating expenses consist of cost of revenue, fulfillment expenses, shipping costs, property taxes and insurance on systems, royalty expenses, reserves against advances and marketing and direct personnel costs.

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

The Company accounts for uncertain tax positions in accordance with an amendment to ASC Topic 740-10, Income Taxes (Accounting for Uncertainty in Income Taxes), which clarified the accounting for uncertainty in tax positions. This amendment provides that the tax effects from an uncertain tax position can be recognized in the financial

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

statements only if the position is “more-likely-than-not” to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded. The Company had no uncertain tax positions as of December 31, 2023 and March 31, 2023.

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

Basic and diluted net loss per share are computed as follows (in thousands, except share and per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Basic net income (loss) per share:
Net income (loss) attributable to common stockholders	$(2,864)	4,926	$(6,946)	$(6,919)
Shares used in basic computation:
Weighted-average shares of Common Stock outstanding	12,828	8,945	11,678	8,854
Basic net income (loss) per share	$(0.22)	$0.55	$(0.59)	$(0.78)

Shares used in diluted computation:
Weighted-average shares of Common Stock outstanding	12,828	8,945	11,678	8,854
Stock options and SARs	—	—	—	—
Weighted-average number of shares	12,828	8,945	11,678	8,854
Diluted net income (loss) per share	$(0.22)	$0.55	$(0.59)	$(0.78)

The calculation of diluted net loss per share for the three and nine months ended December 31, 2023 does not include the impact of 798 thousand and 763 thousand anti-dilutive shares, respectively. The calculation of diluted net loss per share for the three and nine months ended December 31, 2022 does not include the impact of 674 thousand and 640 thousand potentially anti-dilutive shares, respectively.

Recently Issued Accounting Pronouncements

The Company evaluates all Accounting Standard Updates ("ASUs") issued but not yet effective by FASB for consideration of their applicability. ASU's not included in the Company's disclosures were assessed and determined to be not applicable and material to the Company's consolidated financial statements or disclosures.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures." The update requires disclosure of incremental segment information, including significant segment expenses, on an annual and interim basis, and would apply to single segment companies. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption is permitted. The Company is required to apply the updates retrospectively. The Company is assessing the impact of ASU 2023-07 on its consolidated financial statements.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740)—Improvements to Income Tax Disclosures" On an annual basis, this update requires the disclosure of specific tax categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The amendments are effective for annual periods beginning after December 15, 2024. Prospective and retrospective adoption is permitted. The Company is still evaluating its method of adoption and assessing the impact of ASU 2023-09 on the disclosures within its consolidated financial statements.

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

As of December 31, 2023 and March 31, 2023, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable was $0.0 million and $0.5 million as of December 31, 2023 and March 31, 2023, respectively, which are included in accounts receivable, net on the accompanying Condensed Consolidated Balance Sheets.

The accompanying Condensed Consolidated Statements of Operations includes digital cinema servicing revenue from CDF2 Holdings in the amount of $0.0 for the three and nine months ended December 31, 2023, respectively, and $0.1 and $0.2 million for the three and nine months ended December 31, 2022, respectively.

Total Stockholders’ Deficit of CDF2 Holdings at December 31, 2023 and March 31, 2023 was $59.2 million and $59.2 million, respectively. We have no obligation to fund the operating loss or the stockholders’ deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of December 31, 2023 and March 31, 2023 is carried at $0.

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

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. STOCKHOLDERS’ EQUITY

COMMON STOCK

As of December 31, 2023 and 2022, the number of shares of Common Stock authorized for issuance was 275,000,000 shares.

During the three months ended December 31, 2023, the Company issued 0.5 million shares of Common Stock. This was comprised of 74 thousand shares for preferred stock dividends, and 400 thousand shares for Board of Director compensation.

During the nine months ended December 31, 2023, the Company issued 3.9 million shares of Common Stock. In addition to the activity cited for three months ended December 31, 2023, this was comprised of 517 thousand shares issued in conjunction with the exercise of pre-funded warrants issued, 502 shares issued in connection with employee bonuses, 56 thousand shares for preferred stock dividends, 41 thousand to satisfy earnout-related liabilities, 2,150 thousand shares were issued through a June 16, 2023 direct offering, and 177 thousand issued in connection with ATM sales during the first fiscal quarter. In addition, the Company issued common warrants to purchase up to 2,667 thousand shares of Common Stock in conjunction with its direct offering on June 16, 2023. All pre-funded and common warrants were issued as immediately exercisable. All common warrants remain outstanding as of December 31, 2023.

During the three months ended December 31, 2022, the Company issued 45 thousand shares. This was comprised of 11 thousand shares for preferred stock dividends and 34 thousand shares for Board of Director compensation.

During the nine months ended December 31, 2022, the Company issued 179 thousand shares. In addition to the activity cited during the three months ended December 31, 2022, this was comprised of 14 thousand shares for preferred stock dividends, 103 thousand shares for employee bonuses, and 17 thousand shares to satisfy earnout-related liabilities.

PREFERRED STOCK

Cumulative dividends in arrears on Series A Preferred Stock were $87 thousand and $88 thousand as of December 31, 2023 and 2022, respectively. During the three and nine months ended December 31, 2023 and 2022, the Company paid preferred stock dividends in arrears for the same amount in the form of shares of Common Stock. The Company has the right to pay preferred stock dividends in cash or stock, at the Company's discretion.

TREASURY STOCK

We have treasury stock, at cost, consisting of 289 thousand and 66 thousand shares of Common Stock at December 31, 2023 and March 31, 2023, respectively. During the nine months ended December 31, 2023, the Company acquired 223 thousand shares of Common Stock withheld in connection with employee bonuses that the Company elected to settle in shares of Common Stock.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

EQUITY INCENTIVE PLANS

Stock Based Compensation Awards

The Company has issued awards under two plans, the 2000 Equity Incentive Plan (the “2000 Plan”) and the 2017 Equity Incentive Plan (the “2017 Plan").

Awards issued under our 2000 Plan were permitted to be issued to employees, outside directors or consultants in any of the following forms (or a combination thereof) (i) stock option awards; (ii) SARs; (iii) stock or restricted stock or restricted stock units; or (iv) performance awards. The 2000 Plan provided for the granting of incentive stock options (“ISOs”) with exercise prices not less than the fair market value of our Common Stock on the date of grant. ISOs granted to shareholders having more than 10% of the total combined voting power of the Company must have exercise prices of at least 110% of the fair market value of our Common Stock on the date of grant. ISOs and non-statutory stock options granted under the 2000 Plan were subject to vesting provisions, and exercise is subject to the continuous service of the participant. The exercise prices and vesting periods (if any) for non-statutory options were set at the discretion of our compensation committee. On November 1, 2017, upon the consummation of the initial equity investment in Cineverse by Bison Entertainment Investment Limited, as a result of which there was a change of control of the Company, all stock options (incentive and non-statutory) and shares of restricted stock were vested immediately and the options became fully exercisable.

In August 2017, the Company adopted the 2017 Plan. The 2017 Plan replaced the 2000 Plan, and applies to employees and directors of, and consultants to, the Company. The 2017 Plan provided for the issuance of up to 905 thousand shares of Common Stock, in the form of various awards, including stock options, SARs, restricted stock, restricted stock units, PSUs and cash awards.

For the three and nine months ended December 31, 2023, the Company incurred stock-based compensation expenses of $0.2 million and $1.1 million, respectively. Of these amounts, $0.1 million and $0.3 million related to Board of Director compensation, respectively.

For the three and nine months ended December 31, 2022, the Company incurred stock-based compensation expenses of $0.7 million and $3.9 million, respectively. Of these amounts, $0.1 million and $0.3 million related to Board of Director compensation, respectively.

Share-based compensation expense is reported within Selling, General and Administrative expenses.

5. LINE OF CREDIT FACILITY

The Company is party to a Loan, Guaranty, and Security Agreement with East West Bank ("EWB") providing for a revolving line of credit (the "Line of Credit Facility") of $5.0 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and such subsidiaries' assets. The Line of Credit bears an interest rate equal to 1.5% above the prime rate, and was 10.00% as of December 31, 2023. As of December 31, 2023 and March 31, 2023, a balance of $5.0 million was outstanding on the line of the Credit Facility, gross of unamortized issuance costs of $69 thousand and $76 thousand, respectively. Under the Line of Credit Facility, the Company is subject to certain financial and nonfinancial covenants which require the Company to maintain certain metrics and ratios, maintain certain minimum cash on hand and to report financial information to our lender on a periodic basis. The Line of Credit Facility matures on September 15, 2024. On February 9, 2024, the Company expanded the Line of Credit Facility to $7.5 million at the same interest rate and with the same maturity date.

During the three and nine months ended December 31, 2023, the Company had interest expense, including cash interest and amortization, of $0.2 million and $0.4 million related to its Line of Credit Facility, respectively.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. COMMITMENTS AND CONTINGENCIES

LEASES

Cineverse is a virtual company with one domestic operating lease, acquired through the acquisition of DMR which is subleased to a third party. The Company has not been relieved of the original lease obligation and therefore recognizes both a lease liability and right-of-use asset as part of the arrangement. The end of both the original lease and sublease's term is January 2025. In addition, the Company has two operating leases related to its Cineverse India operations, with expiration dates in July 2027. Expenses related to these leases were $109 thousand and $337 thousand during the three and nine months ended December 31, 2023 and $94 thousand and $242 thousand three and nine months ended December 31, 2022, respectively.

The Company has recognized $45 thousand and $135 thousand of income related to its subleasing arrangement during three and nine months ended December 31, 2023, respectively. The Company recognized $44 thousand and $71 thousand of income related to its subleasing arrangement for the three and nine months ended December 31, 2022, respectively.

The table below presents the lease-related assets and liabilities recorded on our Consolidated Balance Sheets (in thousands):

Classification on the Balance Sheet		December 31, 2023	March 31, 2023
Assets
Noncurrent	Other long-term assets	$943	$1,265
Liabilities
Current	Operating leases liabilities	440	418
Noncurrent	Operating leases liabilities, net of current portion	531	863
Total operating lease liabilities		$971	$1,281

The table below presents the annual gross undiscounted cash flows related to the Company's operating lease commitments (in thousands):

Fiscal year ending March 31,	Operating Lease Commitments
2024	$115
2025	376
2026	247
2027	210
2028	72
Thereafter	—
Total lease payments	$1,020
Less imputed interest	(49)
Total	$971

For leases which have a term of twelve months or less and do not contain an option to extend which the Company is reasonably certain to extend the term, the Company has elected to not apply the recognition provisions of ASC 842 and recognizes these expenses on a straight-line basis over the term of the agreement.

The table below presents the annual gross undiscounted cash flows related to the Company's operating lease subleasing arrangements (in thousands):

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fiscal year ending March 31,	Sublease Payments
2024	$45
2025	154
2026	—
2027	—
2028	—
Thereafter	—
Total	$199

7. INCOME TAXES

We calculate income tax expense based upon an annual effective tax rate forecast, which includes estimates and assumptions. We recognized income tax (benefit) expense of approximately $(24) thousand and $12 thousand for the three and nine months ended December 31, 2023, respectively. We recognized $0 for both the three and nine months ended December 31, 2022. The Company's annual income tax expense is attributable to taxable income earned in India relating to transfer pricing.

We have not recorded tax benefits on our loss before income taxes because we have provided for a full valuation allowance that offsets potential deferred tax assets resulting from net operating loss carry forwards, reflecting our inability to use such loss carry forwards.

Our effective tax rate was (0.9%) and 0.2% for the three and nine months ended December 31, 2023, respectively, and 0% and 0% for the three and nine months ended December 31, 2022.

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

Business Overview

Cineverse is a premier streaming technology and entertainment company with its core business (i) across a portfolio of owned and operated enthusiast streaming channels with enthusiast fan bases; (ii) as a large-scale global aggregator and full-service distributor of feature films and television programs; and (iii) as a proprietary technology software-as-a-service platform for over-the-top (“OTT”) app development and content distribution through subscription video on demand ("SVOD"), dedicated ad-supported ("AVOD"), ad-supported streaming linear ("FAST") channels, social video streaming services, and audio podcasts. We distribute products for major brands such as Hallmark, ITV, Nelvana, ZDF, Konami, NFL and Highlander, as well as leading international and domestic content creators, movie producers, television producers and other short-form digital content producers. We collaborate with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to Apple iTunes, Amazon Prime, Netflix, Hulu, Xbox, Pluto, and Tubi, as well as (ii) physical goods, including DVD and Blu-ray Discs.

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

Financial Condition and Liquidity

As of December 31, 2023, the Company has an accumulated deficit of $489.3 million and negative working capital of $0.4 million. For the three and nine months ended December 31, 2023, the Company had a net loss attributable to common stockholders of $(2,864) thousand and $(6.9) million, respectively. Net cash used in operating activities for the nine months ended December 31, 2023 was $9.3 million, which included $6.5 million of incremental investment in our content portfolio via advances or minimum guarantee payouts. We may continue to generate net losses for the foreseeable future.

The Company is party to a Loan, Guaranty, and Security Agreement with East West Bank (“EWB”) providing for a revolving line of credit (the “Line of Credit Facility”) of $5.0 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and such subsidiaries’ assets. The line of credit expires on September 15, 2024. The Line of Credit Facility bears interest at a rate equal to 1.5% above the prime rate, 10.00% as of December 31, 2023. As of December 31, 2023, $5.0 million was outstanding on the Line of Credit Facility, gross of issuance costs of $(69) thousand. On February 9, 2024, the Company expanded the Line of Credit Facility to $7.5 million at the same interest rate and with the same maturity date.

In July 2020, we entered into an At-the-Market sales agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) and B. Riley FBR, Inc. (“B. Riley” and, together with A.G.P., the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of Common Stock at the market prices prevailing on Nasdaq at the time of the sale of such shares. The Company is not obligated to sell any shares under the ATM Sales Agreement. Any sales of shares made under the ATM Sales Agreement will be made pursuant to an effective shelf registration statement, for an aggregate offering price of up to $30 million. During the first quarter of the fiscal year, the Company sold 177 thousand shares under the ATM Sales Agreement for $1.1 million in net proceeds, after deduction of commissions and fees. The ATM Sales Agreement has expired in accordance with its terms.

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

We believe our cash and cash equivalents and our credit facility, as of December 31, 2023, will be sufficient to support our operations for at least twelve months from the filing of this report. The Company may also undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs.

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

Results of Operations for the Three Months Ended December 31, 2023, and 2022 (in thousands):

Revenues

	For the Three Months Ended December 31,
	2023	2022	$ Change	% Change
Streaming and digital	$9,537	$11,598	$(2,061)	(18)%
Base distribution	2,811	8,121	(5,310)	(65)%
Podcast and other	864	977	(113)	(12)%
Other non-recurring	64	7,186	(7,122)	(99)%
Total Revenue	$13,276	$27,882	$(14,606)	(52)%

For the three months ended December 31, 2023, total revenue declined by $14.6 million, or 52% as compared to three months ended December 31, 2022. During this time, Streaming and Digital revenue for three months ended December 31, 2023, decreased by $2.1 million, driven by a decline in the Company's AVOD revenue of $1.7 million due to continued headwinds in the broader advertising market. This decrease was partially offset by a $0.5 million increase in SVOD revenue as the Company continues to see the benefits from its acquisitions which have contributed value-accretive libraries, distribution platforms and technologies, such as Screambox.

The Company's $5.3 million decline in Base Distribution revenue for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022 was primarily driven by a $3.8 million decline in theatrical revenue, in part due to the Terrifier 2 success in fiscal year 2023, a decline of $1.1 million in barter-related licensing deal in the third quarter of fiscal 2023, as well as a $0.8 million decline in DVD-related sales and related physical distribution revenue, as the Company's focus shifts away from physical sales.

Other non-recurring revenue related to the Company's legacy cinema equipment as its operations run-off. Following the completion of cost recoupment, the expiration of the exhibitor master license agreements applicable to this line of revenue, and the recognition of all remaining constrained variable consideration, revenue decreased $7.1 million. In the third quarter of fiscal 2024, $0.1 million of remaining systems sales were recognized.

Direct Operating Expenses

	For the Three Months Ended December 31,
	2023	2022	$ Change	% Change
Direct operating expenses	$5,464	$14,411	$(8,947)	(62)%

The $8.9 million decrease in Direct Operating Expenses for the three months ended December 31, 2023 is primarily driven by the variable costs associated with a 52% decrease in quarterly revenue, including reduced licensing, royalty and participation expenses of $3.6 million; reduced manufacturing, freight, and fulfillment charges of $3.4 million. In addition, the Company's reserve against advances provided to partners decreased by $1.1 million relative to the three months ended December 31, 2022 and a $0.5 million increase in acquired content-related preparation costs capitalized as a result of the Company's content investment initiative.

Selling, General and Administrative Expenses

	For the Three Months Ended December 31,
	2023	2022	$ Change	% Change
Compensation expense	$4,336	$5,217	$(881)	(17)%
Corporate expenses	796	1,780	(984)	(55)%
Share-based compensation	183	658	(475)	(72)%
Other operating expenses	1,058	1,452	(394)	(27)%
Selling, General and Administrative	$6,373	$9,107	$(2,733)	(30)%

Selling, general and administrative expenses for the three months ended December 31, 2023 decreased by $2.7 million. In comparison to the three months ended December 31, 2022, compensation expenses decreased by $0.9 million due to a $0.7 million reduction in bonus accrual attributable to fiscal year 2024 performance, a decrease in recurring salaries and associated taxes of $0.7 million, partially offset by a $0.2 million increase in severance expense.

Corporate expenses decreased by $1.0 million primarily related a reduction of $0.6 million in legal fees and $0.4 million in other consulting and service providers, as a result of the Company's savings initiatives.

Share-based compensation has decreased by $0.5 million, as a result of forfeitures associated with US-based workforce reduction, a decline in stock price, and a relatively higher number of award tranches fully vesting.

Other operating expenses decreased by $0.4 million, primarily driven by reductions in marketing related costs of $0.3 million as a result of spending controls put into place.

Depreciation and Amortization Expense

	For the Three Months Ended December 31,
	2023	2022	$ Change	% Change
Amortization of intangible assets	$879	$712	$167	23%
Depreciation of property and equipment	133	211	(78)	(37)%
Depreciation and Amortization	$1,012	$924	$88	10%

Amortization expense has continued to increase and depreciation expense has continued to decrease as a result of the Company's shift away from the physical business to its focus on content-related spend during the three months ended December 31, 2023.

Interest expense, net

For the three months ended December 31, 2023, interest expense decreased by $76 thousand from $367 thousand to $291, primarily as a result of a $69 thousand decrease in deferred consideration amortization.

Results of Operations for the nine months ended December 31, 2023 and 2022 (in thousands):

Revenues

	For the Nine Months Ended December 31,
	2023	2022	$ Change	% Change
Streaming and digital	$29,006	$31,375	$(2,369)	(8)%
Base distribution	4,529	11,145	(6,616)	(59)%
Podcast and other	1,953	1,740	213	12%
Other non-recurring	3,780	11,218	(7,438)	(66)%
Total Revenue	$39,268	$55,478	$(16,210)	(29)%

For the nine months ended December 31, 2023, the Company's revenue declined by $16.2 million. The decrease was driven by a $6.6 million decline in the Company's base distribution, driven by a $3.7 million decline in theatrical revenue following fiscal year 2023's theatrical success with films such as Terrifier 2, and a $2.4 million decrease in DVD and related supply chain costs, as the Company has shifted its focus away from the physical business.

Streaming and digital revenue decreased by $2.4 million, driven by a $6.2 million decrease in AVOD from the headwinds faced in the advertising market, partially offset by a $2.6 million increase in SVOD and a $0.9 million increase from digital revenue as the Company continued to see the benefits from recent years' acquisitions, such as DMR, Fandor and Bloody Disgusting, which have contributed value-accretive libraries, distribution platforms and technologies.

The decrease in Other non-recurring revenue decline was related to the run-off of the Company's legacy digital cinema business, whose active operations ran-off at the end of fiscal year 2023. For the nine months ended

December 31, 2023, variable consideration from these operations had decreased by $5.8 million and system sales decreased by$1.5 million.

Direct Operating Expenses

	For the Nine Months Ended December 31,
	2023	2022	$ Change	% Change
Direct operating expenses	$17,097	$29,859	$(12,762)	(43)%

For the nine months ended December 31, 2023, the Company's direct operation expense decreased $12.8 million. The decrease was primarily driven by $4.3 million in fulfillment and manufacturing costs associated with the decline in the Company's physical distribution business, a $2.5 million decrease in licenses, royalties, and participation expenses, a $2.2 million decrease in the Company's costs associated with the Company's reserves against advances to partners, a $1.6 million reduction in SaaS related costs as a result of internalizing services previously performed by third parties and cost savings synergies, and $0.7 million related to a decrease in an estimated Bloody Disgusting earnout liability based on fiscal year 2024 performance to-date.

Selling, General and Administrative Expenses

	For the Nine Months Ended December 31,
	2023	2022	$ Change	% Change
Compensation expense	$13,369	$16,361	$(2,992)	(18)%
Corporate expenses	3,092	5,193	(2,101)	(40)%
Share-based compensation	1,092	3,855	(2,763)	(72)%
Other operating expenses	3,535	3,607	(72)	(2)%
Selling, General and Administrative	$21,088	$29,016	$(7,928)	(27)%

During the nine months ended December 31, 2023, the Company's SG&A decreased by $7.9 million. Relative to nine months ended December 31, 2022, compensation related costs primarily decreased due to a reduction in the Company's bonus expense of $2.2 million and an increase in capitalized labor of $0.5 million from the development of the Company's Matchpoint software.

Corporate expenses declined by $2.1 million primarily decreased due to a corporate focus on reducing third-party legal costs in the amount of $1.5 million and a decline of $0.6 million in other consulting and service providers due to the Company's cost-saving initiatives.

Share-based compensation also decreased by $2.8 million, as a result of the US-based workforce reduction, a decline in stock price, and a relatively higher number of awards tranches fully vesting.

Depreciation and Amortization Expense

	For the Nine Months Ended December 31,
	2023	2022	$ Change	% Change
Amortization of intangible assets	$2,381	$2,193	188	9%
Depreciation of property and equipment	406	715	(309)	(43)%
Depreciation and Amortization	$2,787	$2,908	(121)	(4)%

Depreciation expense decreased primarily due to the remainder of our digital cinema assets reaching the conclusion of their ten-year useful lives during the fiscal year ended March 31, 2023. Amortization expense has continued to increase as a result of the Company's shift away from the physical business to its focus on content related spend.

Interest expense, net

For the nine months ended December 31, 2023 relative to the nine months ended December 31, 2022, interest expense decreased by $99 thousand from $880 thousand to $781, primarily as a result of a $233 thousand decrease in deferred consideration amortization, partially offset by a $182 thousand increase in line of credit related interest costs, which was entered into in September 2022.

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

Following is the reconciliation of our consolidated net (loss) income to Adjusted EBITDA (in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
Net income (loss)	$(2,736)	$5,022	$(6,589)	$(6,620)
Add Back:
Income tax (benefit) expense	(24)	—	12	—
Depreciation and amortization	1,012	924	2,787	2,908
Interest expense	291	367	781	880
Loss from equity investment in Metaverse	3,043	—	3,761	1,828
Provision for doubtful accounts	—	7	—	54
Stock-based compensation	183	658	1,092	3,855
Employee retention tax credit	—	(2,025)		(2,475)
Other (income) expense, net	(147)	76	2	82
Net income attributable to noncontrolling interest	(41)	(8)	(94)	(35)
Transition-related costs	259	15	1,094	371
Mergers and acquisition costs	—	—	—	207
Adjusted EBITDA	$1,840	$5,036	$2,846	$1,056

Cash Flow

Changes in our cash flows were as follows (in thousands):

	For the Nine Months Ended December 31,
	2023	2022
Net used in operating activities	(9,287)	$(7,901)
Net cash used in investing activities	(482)	(429)
Net cash provided by financing activities	8,156	4,064
Net change in cash and cash equivalents	$(1,613)	$(4,266)

For the nine months ended December 31, 2023, net cash used in operating activities is primarily driven by loss from operations, excluding non-cash expenses such as depreciation, amortization and stock-based compensation, and other changes in working capital. Specifically, the adjustments are primarily driven by net cash outflows related to content advances made to partners for which initial expenditures are generally recovered within six to twelve months and increases in accounts payable, accrued expenses, and other liabilities, partially offset by a decrease in accounts receivable and the unrealized loss from the Company's investment in Metaverse's stock. Operating cash flows are typically seasonally lower during the first two fiscal quarters and higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season.

Cash used in investing activities was used in the expenditures towards long-lived intangible assets and fixed assets, as well as the receipt from the return of investment from the sale of equity securities.

Cash provided by financing activities pertained to the draw and repayment of the Company's line of credit, payment of earnout consideration, and issuance of company equity, net of financing fees.

For the nine months ended December 31, 2022, net cash used in operating activities was primarily driven by loss from operations, excluding non-cash expenses such as depreciation, amortization, recovery for doubtful accounts and stock-based compensation, including other changes in working capital. Additionally, during the nine months ended December 31, 2022, the Company decreased accounts payable by $11.8 million to vendors. Cash received from virtual print fees ("VPFs"), from our legacy digital cinema business, decreased from the previous period in alignment with the decrease in eligible VPF systems. Prepaid and other current assets increased by $2.7 million. In addition, we made $1.1 million in advances for the nine months ended December 31, 2022.

Cash used in financing was used for the purchase of long-lived fixed assets.

Net cash provided by financing activities was driven by the net receipt of $5 million from the Company's line of credit, partially offset by the Company's deferred consideration and debt issuance costs.

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

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in the Exchange Act), as of December 31, 2023. Based on such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 and each Item 1A of our Quarterly Reports on Form 10-Q for quarters ended June 30, 2023 and September 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index beginning on the following page herein.

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Amendment no. 2 to Amended and Restated Loan Guaranty and Security Agreement dated as of February 9, 2024 by and between Cineverse Corp., East West Bank and the Guarantors named therein.
31.1	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEVERSE CORP.

Date: February 14, 2024	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 14, 2024	By:	/s/ Mark Lindsey
Mark Lindsey Chief Financial Officer (Principal Financial Officer)