Form 10-K
period 2024-03-31
Cineverse Corp.
filed 2024-07-01
CIK 1173204

The Company’s streaming technology platform, known as MatchpointTM, is a software-based streaming operating platform which provides clients with AVOD, SVOD, transactional video on demand ("TVOD") and linear capabilities, automates the distribution of content, and features a robust data analytics platform. ema

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer based on a price of $1.17 per share, the closing price of such common equity on The Nasdaq Stock Market, as of September 30, 2023, was $12,987,466.07. For purposes of the foregoing calculation, all directors, officers and shareholders who beneficially own 10% of the shares of such common equity have been deemed to be affiliates, but the Company disclaims that any of such persons are affiliates.

As of June 17, 2024, 15,606,341 shares of Class A Common Stock, $0.001 par value were outstanding.

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

ii

PART I

ITEM 1. BUSINESS

OVERVIEW

Cineverse Corp. (“Cineverse”, “us”, “our”, "we", and “Company” refers to Cineverse Corp. and its subsidiaries unless the context otherwise requires) was incorporated in Delaware on March 31, 2000. Since our inception, we have played a significant role in the digital distribution revolution that continues to transform the media and entertainment landscape.

The Company has a long legacy in using technology to transform the entertainment industry and played a pioneering role in transitioning movie screens from traditional analog film prints to digital distribution. Over the past several years, Cineverse has transformed itself from being a digital cinema equipment and physical content distributor to a leading independent streaming company, and we continue to push the bounds of our industry with innovative technology offerings.

Cineverse is a premier streaming technology and entertainment company with its core business operating as (i) a portfolio of owned and operated streaming channels with enthusiast fan bases; (ii) a large-scale global aggregator and full-service distributor of feature films and television programs; and (iii) a proprietary technology software-as-a-service platform for over-the-top (“OTT”) app development and content distribution through subscription video on demand ("SVOD"), dedicated ad-supported ("AVOD"), ad-supported streaming linear ("FAST") channels, social video streaming services, and audio podcasts. Our streaming channels reach audiences in several distinct ways: direct-to-consumer, through these major application platforms, and through third party distributors of content on platforms.

The Company’s streaming technology platform, known as MatchpointTM, is a software-based streaming operating platform which provides clients with AVOD, SVOD, transactional video on demand ("TVOD") and linear capabilities, automates the distribution of content, and features a robust data analytics platform.

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

Cineverse’s broad portfolio enables the Company to achieve significant market share on key consumer streaming devices and platforms. As its channel portfolio has grown, the Company’s viewership and subscription metrics have grown significantly. The Company has rights to a library of over 33,000 film & TV assets, has reached over 82 million streaming viewers, has over 1.4 million SVOD subscribers, and 25 million followers on social media. The Company is well positioned in a changing media and entertainment landscape. As a leading independent distributor, the Company believes the enthusiast segment provides a significant and underserved market opportunity on a global basis. Today, the Company operates channels in numerous specialty sectors, including faith and family, anime, action, horror, sports, Westerns, Asian, standup comedy, and other major segments. From time to time, the Company will cease operating or distributing channels that do not find adequate audiences or meet the needs of platforms or audiences. We believe our scaled channel portfolio, our superior capabilities in launching and managing channels at scale, and our strategic partnerships with key content owners and platforms will provide us a strategic advantage to gain considerable market share in the immediate future.

Given our extensive experience in operating and distributing enthusiast content, and the ability to centralize operations and reduce operating costs due to our proprietary technology, the Company also pursues accretive M&A opportunities in order to grow profitably and fortify its competitive advantage.

As part of its M&A strategy, the Company:

•
Focuses on acquiring premium content and streaming channels;
•
Explores opportunities for new technology and other revenue channels including ecommerce, podcasts and merchandise; and
•
Leverages its proprietary tech platform (MatchpointTM), which allows for on-boarding multiple acquisitions concurrently.

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
o
Accelerating the Company’s device and platform reach and further establishing key strategic advantages through expanded partnership deals with connected streaming TV companies including Amazon, Samsung, Roku, YouTube TV and Vizio, as well as large OEM’s, cable companies and technology platforms including LG, Sling TV, and others.
o
Licensing film and TV content to every key player in OTT streaming ecosystem with Amazon, Apple, Netflix and Google.
•
Audience: Growing viewership and subscription numbers significantly beyond our current base of more than 82 million monthly viewers to potentially hundreds of millions of global viewers across billions of connected devices.
•
Financial Performance/Metrics:
o
Driving EBITDA through incremental revenue growth from technology product launches such as Matchpoint, expansion of distribution, improved monetization and partnerships, and continuous efforts on cost mitigation.

Our common stock is listed on the Nasdaq Capital Market, or Nasdaq, under the symbol “CNVS.”

On April 4, 2022, the Company received a letter from the Nasdaq indicating that the Company no longer met the Bid Price Rule. On June 7, 2023, The Nasdaq Stock Market LLC (“Nasdaq”) approved an additional extension through July 19, 2023, during which the Company may cure the previously-announced minimum bid price deficiency. In order to regain compliance with the Bid Price Rule, in addition to the initiation of the implementation of a stock repurchase program of up to 500 thousand shares in the open market over a 12 month period since announcement in March 2023, the Company has effected a reverse stock split. The Company has maintained its compliance with the $1.00 bid price requirement for continued listing on The Nasdaq Capital Market and remains subject to a one-year “Panel Monitor” as that term is defined by Nasdaq Listing Rule 5815(d)(4)(A) through June 30, 2024.

On June 9, 2023, the Company effected a 1-for-20 reverse stock split of the Company's Class A common stock. All shares and price amounts in this report reflect the 1-for-20 reverse stock split.

Our Strategy

The shift from traditional entertainment consumption to streaming continues to accelerate. We believe that our large library of film and television programs, long-standing relationships with digital platforms, state of the art technologies and years of experience operating and growing streaming audiences (collectively, our “Streaming” business) will allow us to continue to build a diversified portfolio of enthusiasts OTT channels that generate recurring revenue streams from advertising, subscriptions and merchandising. We believe that our success, market leadership and scale will continue to attract strong brands and media companies who bring name recognition, high-quality film and television content, and strong marketing support.

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
•
The depth and breadth of our over 33,000 title film and television episode library;
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
•
Our proprietary streaming technology enabling us to operate at scale and at lower operating costs than our competitors; and
•
Our experienced management team.

Intellectual Property

We own certain copyrights, trademarks and Internet domain names in connection with our business. We view these proprietary rights as valuable assets. We maintain registrations, where appropriate, to protect them and monitor them on an ongoing basis.

ENVIRONMENTAL

The nature of our business does not subject us to environmental laws in any material manner.

EMPLOYEES

As of March 31, 2024 we had 179 employees, 176 full-time and 3 part time, on-leave, or temporaries. Of these employees, 74 are in operations, 16 are in sales and marketing, and 89 are in executive, finance, technology and administrative functions. There are 85 employees based in the United States and 94 employees based in India.

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

In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding companies that file electronically with the SEC. This information is available at www.sec.gov.

ITEM 1A. RISK FACTORS

An investment in our securities involves a degree of risk. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently deem immaterial may also have a material adverse effect on us. If any of the following risks actually occur, our financial condition, results of operations, cash flows or business could be harmed. In that case, the market price of our stock could decline and you could lose part or all of your investment in our securities.

Risks Related to our Business

We face the risks of doing business in new and rapidly evolving markets and may not be able to successfully address such risks and achieve acceptable levels of success or profits.

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

The markets for technology and content distribution business are competitive, evolving and subject to rapid technological and other changes. We expect the intensity of competition in each of these areas to increase in the future. Companies willing to expend the necessary capital to create facilities and/or capabilities similar to ours may compete with our business. Increased competition may result in reduced, or prevent us from generating forecasted, revenues and/or margins and loss of market share, any of which could seriously harm our business. In order to compete effectively in each of these fields, we must differentiate ourselves from our competitors.

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

We are required under generally accepted accounting principles to review our goodwill and definite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill must be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our reporting units and intangible assets may not be recoverable include, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business. In the current fiscal year, we recognized $14 million of impairment, and we may be required to record additional charges to earnings during any period in which further impairment of our goodwill or other intangible assets is determined that could adversely affect our results of operations.

If we do not manage our growth, our business will be harmed.

We may not be successful in managing our growth. Past growth has placed, and future growth will continue to place, significant challenges on our management and resources. To manage the expected growth of our operations, we will need to improve our existing, and implement new, operational and financial systems, procedures and controls. We may also need to expand our finance, administrative, client services and operations staffs and train and manage our growing employee base effectively. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our business, results of operations and financial position will suffer if we do not effectively manage our growth.

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

We maintain outstanding indebtedness, which could impair our ability to operate our business and react to changes in our business, remain in compliance with debt covenants and make payments on our debt.

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

Cinedigm Digital Funding 2, LLC ("CDF2") and CDF2 Holdings, LLC ("CDF2 Holdings") are our indirect wholly-owned, non-consolidated variable interest entities ("VIEs") that are intended to be special purpose, bankruptcy remote entities. CDF2 Holdings has entered into the a lease (the “CHG Lease”) pursuant to which CHG-Meridian U.S. Finance, Ltd. provided sale/leaseback financing for digital cinema projection systems that were partially financed as part of the Phase II deployment of our legacy digital equipment business. The CHG Lease is non-recourse to Cineverse and our subsidiaries, excluding our VIEs, CDF2 and CDF2 Holdings, as the case may be. Our financial exposure related to the debt of CDF2 and CDF2 Holdings is limited to the $2.0 million initial investment we made into CDF2 and CDF2 Holdings. CDF2 Holding’s total stockholder’s deficit at March 31, 2024 was $59.2 million. We have no obligation to fund the operating loss or the deficit beyond our initial investment, and accordingly, we carried our investment in CDF2 Holdings at $0 as of March 31, 2024 and 2023.

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

We have incurred losses over the long term.

We have incurred long term losses and have financed our operations principally through equity investments and borrowings. As of March 31, 2024, though we had a positive working capital, defined as current assets less current liabilities, of $1.5 million, and cash and cash equivalents of $5.2 million, and total equity of $32.2 million, the Company used $10.6 million of net cash flows in operating activities.

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

Many of our corporate actions may be influenced by our officers, directors and principal stockholders; these actions may benefit these principal stockholders more than our other stockholders.

As of June 17, 2024, our directors, executive officers and principal stockholders, those known by us to beneficially own more than 5% of the outstanding shares of our Common Stock, beneficially own, directly or indirectly, in the aggregate, approximately 20.8% of our outstanding Common Stock. These stockholders, as a group, may have significant influence over our business affairs, with the ability to influence matters requiring approval by our security holders, including elections of directors and approvals of mergers or other business combinations.

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

Our success depends on external factors in the media industry.

Our success depends on the commercial success of media content, which is unpredictable. Operating in the motion picture and television industry involves a substantial degree of risk. Content is an individual artistic work, and inherently unpredictable audience reactions primarily determine commercial success. Generally, the popularity of content depends on many factors, including the critical acclaim they receive, the format of their initial release, for example, theatrical or direct-to-streaming, the actors and other key talent, their genre and their specific subject matter. The commercial success of movies and television programs also depends upon the quality and acceptance of movies or programs that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change. We cannot predict the future effects of these factors with certainty, any of which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. In addition, because a theatrical movie or streaming content's performance in ancillary markets, such as branded consumer goods, is often directly related to its box office performance or television ratings, poor box office results or poor television ratings may negatively affect future revenue streams. Our success will depend on the experience and judgment of our management to select and develop new content acquisition and investment opportunities. We cannot make assurances that movies and streaming content will obtain favorable reviews or ratings, will perform well at the box office or in ancillary markets or that broadcasters will license the rights to broadcast any of our content in development or renew licenses to use programs in our library. The failure to achieve any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Our revenues and earnings may fluctuate significantly in the future. General economic or other conditions could cause lower than expected revenues and earnings within our digital cinema, technology or content and entertainment businesses. A global economic turmoil can cause a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, an unprecedented level of intervention from the U.S. federal government and other foreign governments, decreased consumer confidence, overall slower economic activity and extreme volatility in credit, equity and fixed income markets. A decrease in economic activity in the U.S. or in other regions of the world in which we do business could adversely affect demand for our content, thus reducing our revenue and earnings. Moreover, financial institution failures may cause us to incur increased expenses or make it more difficult either to financing of any future acquisitions, or financing activities. Any of these factors could have a material adverse effect on our business, results of operations and could result in significant additional dilution to shareholders.

Changes in economic conditions could have a material adverse effect on our business, financial position and results of operations.

Our operations and performance could be influenced by worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. Other factors that could influence demand include increases in energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer-spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.

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

Global health threats may adversely affect our business.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, such as the outbreak of COVID-19. A significant outbreak of contagious diseases in the human population and resulting widespread health crisis could adversely affect the economies and financial markets of many countries, resulting in an economic downturn and reduced spending on media and technology. The reduction of economic activity and reduced spending related to such outbreaks and actions taken by governments to mitigate the spread of a virus or other infectious agent could have a material impact on our earnings, cash flow and financial condition.

We are subject to cybersecurity risk

We have controls in place to protect against and mitigate cyber security risk, including employee education and technological tools; however, actual or attempted security incidents or breaches, loss of data, or other disruptions could expose us to material liability and materially and adversely affect our business, financial condition, and our reputation.

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

Our Board of Directors (the "Board of Directors") is authorized to issue series of preferred stock without any action on the part of our holders of Common Stock. The Board of Directors also has the power, without stockholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our Common Stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue preferred stock in the future that has preference over our Common Stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our Common Stock, the rights of holders of our Common Stock or the price of our Common Stock could be adversely affected.

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

The Company's Fifth Amended and Restated Certificate of Incorporation, as amended, and our Second Amended and Restated Bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of the Board of Directors.

These provisions include:

•
no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
the exclusive right of the Board of Directors to elect a director to fill a vacancy created by the expansion of the Board of Directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on the Board of Directors;
•
the ability of the Board of Directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
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

The Company's share price has decreased since the end of its fiscal year ending March 31, 2023. A sustained decrease in share price may indicate a risk the Company’s goodwill may become impaired.

On March 31, 2023, the Company's share price was $8.40 and had since declined to a share price of $1.39 as of March 31, 2024. Under ASC 350, Goodwill, a sustained decline in share price represents a triggering event which would require the Company to test for impairment and there may be a risk that the Company incurs expenses related to goodwill impairment. The Company incurred Goodwill impairment of $14.0 million during the twelve months ended March 31, 2024, and there may be additional impairment incurred if there are further declines in the Company's share price.

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

The execution of our stock repurchase program may not provide the desired return on investment.

In March 2023, the Company approved a program to share repurchase program, which was renewed in February 2024. The Company will execute on this program if and when management perceives the share price of the Company's common stock to be attractive. Any share repurchase under this program will take the place of other use of Company funds and may not achieve the same level of return on investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We recognize the critical importance of maintaining the trust and confidence of customers, business partners, and employees toward our business and are committed to protecting the confidentiality, integrity, and availability of our business operations and systems. Our board of directors is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. We seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security, integrity, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

ITEM 2. PROPERTIES

As of March 31, 2024, our leased Principal Executive Office address is 224 W. 35th St., Suite 500 #947, New York, NY 10001; however, we primarily operate as a company with a virtual workforce.

We do not own any real estate or invest in real estate or related investments.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

Our Common Stock trades publicly on Nasdaq, under the trading symbol “CNVS” following a rebranding announcement on May 22, 2023, when we changed our name from Cinedigm Corp. to Cineverse Corp. Previously, the Company traded under the trading symbol "CIDM". The following table shows the high and low sales prices per share of our Common Stock as reported by Nasdaq for the periods indicated, as adjusted for the June 2023 reverse stock split:

	For the Fiscal Year Ended March 31,
	2024		2023
	HIGH	LOW	HIGH	LOW
April 1 – June 30	$9.00	$1.91	$17.20	$9.80
July 1 – September 30	$1.86	$1.00	$15.40	$7.80
October 1 – December 31	$1.38	$1.01	$12.20	$7.60
January 1 – March 31	$2.35	$1.25	$12.20	$8.00

The reported closing price per share of our Common Stock as reported by Nasdaq on June 17, 2024 was $0.86 per share. As of June 20, 2024, there were 52 holders of record of our Common Stock, not including beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

We have never paid any cash dividends on our Common Stock and do not anticipate paying any on our Common Stock in the foreseeable future. Any future payment of dividends on our Common Stock will be in the sole discretion of our Board of Directors.

The holders of our Series A 10% Non-Voting Cumulative Preferred Stock are entitled to receive dividends. There were $89 thousand of cumulative dividends in arrears on our Preferred Stock at March 31, 2024.

SALES OF UNREGISTERED SECURITIES

On September 17, 2021, the Company acquired substantially all of the assets of Bloody Disgusting, LLC (“Bloody Disgusting”). On February 29, 2024, the Company issued 84,610 shares of Common Stock as a deferred earnout payment of consideration for the acquisition, pursuant to Section 4(a)(2) of the Securities Act.

On March 25, 2022, the Company acquired substantially all of the equity of Asian Media Rights, LLC d/b/a Digital Media Rights (“DMR”). On March 28, 2024, the Company issued 2,284,496 shares of Common Stock as a deferred earnout payment of consideration for the acquisition, pursuant to Section 4(a)(2) of the Securities Act.

PURCHASE OF EQUITY SECURITIES

There were no repurchases of shares of our Common Stock made by us or on our behalf during the year ended March 31, 2024 and 2023.

In connection with the settlement of the Company’s fiscal year 2023 employee bonuses, the Company paid cash for the bonus-related payroll taxes upon the surrender to the Company by the employees of 222,761 shares to the Company.

On February 29, 2024, the Board approved the renewal of the Company's stock repurchase program to purchase up to an aggregate of 500,000 shares of its outstanding Class A common stock. Acquisitions pursuant to the stock repurchase program may be made through a combination of open market repurchases in compliance with Rule

10b-18 promulgated under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, and/or other transactions at the Company’s discretion. The stock repurchase program, which is subject to certain consents, will expire on March 1, 2025 unless otherwise modified by the Board at any time in its sole discretion. In May 2024, the Company entered into a 10b5-1 repurchase plan with B. Riley Securities, Inc. and under this plan repurchased 184,495 shares for a total of $188 thousand, gross of fees in May 2024.

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

OVERVIEW

Cineverse is a premier streaming technology and entertainment company with its core business operating as (i) a portfolio of owned and operated streaming channels with enthusiast fan bases; (ii) a large-scale global aggregator and full-service distributor of feature films and television programs; and (iii) a proprietary technology software-as-a-service platform for over-the-top (“OTT”) app development and content distribution through subscription video on demand ("SVOD"), dedicated ad-supported ("AVOD"), ad-supported streaming linear ("FAST") channels, social video streaming services, and audio podcasts. Our streaming channels reach audiences in several distinct ways: direct-to-consumer, through these major application platforms, and through third party distributors of content on platforms.

The Company’s streaming technology platform, known as MatchpointTM, is a software-based streaming operating platform which provides clients with AVOD, SVOD, transactional video on demand ("TVOD") and linear capabilities, automates the distribution of content, and features a robust data analytics platform.

Risks and Uncertainties

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Item 1A. Risk Factors” in this report.

Liquidity

We have incurred net losses historically and a net loss for the year ended March 31, 2024 of $21.8 million. As of March 31, 2024, we had an accumulated deficit of $504.2 million and net cash used in operating activities for the fiscal year ended March 31, 2024 was $10.6 million. Though we have working capital of $1.5 million, we may continue to generate net losses for the foreseeable future.

The Company is party to a Loan, Guaranty, and Security Agreement, as amended to date, with East West Bank (“EWB”) providing for a revolving line of credit (the “Line of Credit Facility”) of $7.5 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and such subsidiaries’ assets. The Line of Credit Facility bears interest at a rate equal to 1.5% above the prime rate, equal to 10.00% as of March 31, 2024. In June 2024, the Company was notified in writing by EWB that it intends to extend the maturity date of the Line of Credit Facility to September 15, 2025, subject to definitive documentation.

As of March 31, 2024, $6.4 million was outstanding on the Line of Credit Facility. Under the Line of Credit Facility, the Company is subject to certain financial and nonfinancial covenants including terms which require the Company to maintain certain metrics and ratios, maintain certain minimum cash on hand, and to report financial information to our lender on a periodic basis. Please see Note 5 - Debt for further information regarding the Company's Line of Credit Facility.

On June 16, 2023, the Company issued and sold 2,150,000 thousand shares of Common Stock, 516,667 thousand prefunded warrants, and warrants to purchase up to 2,666,667 thousand shares of Common Stock at a combined public offering price of $3.00 per share and accompanying warrant for aggregate gross proceeds of approximately $7.4 million, after deducting placement agent fees and other offering expenses in the amount of $0.6 million. The warrants have an exercise price of $3.00 per share, were exercisable immediately and will expire five years from issuance. The Company received $2.999 per share for the pre-funded warrants, with the remaining $0.001 due at the time of exercise. All 516,667 pre-funded warrants were subsequently exercised in July 2023 for total proceeds of $0.5 thousand.

On April 5, 2024, Cineverse Terrifier LLC (“T3 Borrower”), a wholly-owned subsidiary of the Company entered into a Loan and Security Agreement with BondIt LLC (“T3 Lender”) and the Company, as a guarantor (the “T3 Loan Agreement”). The T3 Loan Agreement provides for a term loan with a principal amount not to exceed $3,666,000 (the “T3 Loan”), and a maturity date of April 1, 2025, unless extended for 120 days under certain conditions. The T3 Loan bears no interest until the maturity date other than an interest advance equal to $576,000 at the closing of the T3 Loan on April 5, 2024. After the principal of the T3 Loan is paid in full, T3 Lender will be entitled to receive 15% of all royalties earned by the Company on the Film under its distribution agreements for the Film until T3 Lender has received 1.75 times the full commitment amount of $3,666,000, consisting of the principal amount plus interest and fees advanced to T3 Borrower, plus any extension interest. See Note 8 - Subsequent Events for further information.

In July 2020, we entered into an At-the-Market sales agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) and B. Riley FBR, Inc. (“B. Riley” and, together with A.G.P., the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of Common Stock at the market prices prevailing on Nasdaq at the time of the sale of such shares. For the twelve months ended March 31, 2024, the Company sold 176,751 thousand shares for $1.1 million in net proceeds, respectively, after deduction of commissions and fees. The ATM Sales Agreement has expired in accordance with its terms.

On May 3, 2024, the Company entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners and The Benchmark Company, LLC (collectively, the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of its Class A common stock, par value $0.001 per share (the “Common Stock”). Shares of Common Stock may be offered and sold for an aggregate offering price of up to $15 million. The Sales Agents’ obligations to sell shares under the Sales Agreement are subject to satisfaction of certain conditions, including the continuing effectiveness of the Registration Statement on Form S-3 (Registration No. 333-273098) (the “Registration Statement”) filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on June 30, 2023 and declared effective by the SEC on January 25, 2024, and other customary closing conditions. The Company will pay the Sales Agents a commission of 3.00% of the aggregate gross proceeds from each sale of shares and has agreed to provide the Sales Agents with customary indemnification and contribution rights. The Company has also agreed to reimburse the Sales Agents for certain specified expenses. The Company is not obligated to sell any shares under the Sales Agreement and has not sold any shares through the date of this report.

The Company will continue to invest in content development and acquisition, from which it believes it will obtain an appropriate return on its investment. As of March 31, 2024 and March 31, 2023, short term content advances were $9.3 million and $3.7 million, respectively, and content advances, net of current portion were, $2.6 million and $1.4 million, respectively.

Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. We believe our cash and cash equivalent balances as of March 31, 2024 (See Note 8 - Subsequent Events) will be sufficient to support our operations for at least twelve months from the filing of this report. The Company may also undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs.

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

In certain reporting periods, the Company may have the option to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or to perform the quantitative impairment test.

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

In the years ended March 31, 2024 and 2023, no impairment charges were recorded to intangible assets.

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

For the theatrical distribution of third party feature movies and alternative content, distribution fee revenue and participation in box office receipts are recognized at the time a feature movie and alternative content are viewed. The Company may have the right to receive or bill a portion of the theatrical distribution fee in advance of the exhibition date, and therefore such amount is recorded as a receivable at the time of execution, and all related distribution revenue is deferred until the third party feature movies’ or alternative content’s theatrical release date.

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

Credit Losses

We maintain reserves for expected credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical credit losses, customer concentrations, customer credit worthiness, current and forecasted economic trends and changes in customer payment patterns to evaluate the adequacy of this allowance.

Contract Assets and Liabilities

We generally record a receivable related to revenue or a unbilled revenue (contract asset) when we have an unconditional right to invoice and receive payment. Unbilled revenue includes an accrued revenue, the right to which has been earned at the period end based on completed performance. We record deferred revenue (contract liability) when cash payments are received or due in advance of our performance, even if amounts are refundable. Deferred revenue includes payments related to the sale of DVDs with future release dates or subscription dues paid in advance.

Deferred revenue which is short term in nature, carried a balance as of March 31, 2024 and 2023 of $0.4 million and $0.2 million, respectively. For the years ended March 31, 2024 and 2023, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

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

Results of Operations for the Fiscal Years Ended March 31, 2024 and 2023 (in thousands, except where noted below)

Revenues

	For the Fiscal Year Ended March 31,
	2024	2023	$ Change	% Change
Streaming and digital	$37,312	$40,423	$(3,111)	(8)%
Base distribution	5,259	13,341	$(8,082)	(61)%
Podcast and other	2,718	2,213	$505	23%
Other non-recurring	3,842	12,049	$(8,207)	(68)%
Total Revenue	$49,131	$68,026	$(18,895)	(28)%

For the twelve months ended March 31, 2024, the Company's revenue declined by $18.9 million. The decrease was driven by the decrease in Other non-recurring revenue, related to the run-off of the Company's legacy digital cinema business. Following the legacy business' active operations' run-off at the end of fiscal year 2023, the Company had $0.5 million of digital system sales, with the remaining $3.3 million revenue relating to the recognition of previously constrained variable consideration. The Company does not anticipate this revenue to recur at a substantial level in fiscal year 2025 and beyond.

In addition, the Company experienced a $8.1 million decline in the Company's base distribution, driven by a $3.8 million decline in theatrical revenue following fiscal year 2023's theatrical success with films such as Terrifier 2, a $3.0 million decrease in DVD and related supply chain revenue, as the Company has shifted its focus away from the physical business.

Streaming and digital revenue decreased by $3.1 million, driven by a $6.6 million decrease in AVOD from the headwinds faced in the advertising market, partially offset by a $2.7 million increase in SVOD and a $0.6 million increase from digital revenue as the Company continued to see the benefits from recent years' acquisitions, such as DMR, Fandor and Bloody Disgusting, which have contributed value-accretive libraries, distribution platforms and technologies.

Direct Operating Expenses

	For the Fiscal Year Ended March 31,
	2024	2023	$ Change	% Change
Direct operating expenses	$19,131	$36,364	$(17,233)	(47)%

For the twelve months ended March 31, 2024, the Company's direct operating expenses decreased $17.2 million. The decrease was primarily driven by a $7.0 million reduction in royalties and participation expenses from lower revenue and a $2.3 million decrease in estimated OTT royalty accrual as of March 31, 2024, $3.1 million in fulfillment and manufacturing costs associated with the decline in the Company's physical distribution business, a $1.9 million decrease in the Company's costs associated with the Company's reserves against advances to partners, and a $0.6 million decrease related to the estimated Bloody Disgusting earnout liability based on fiscal year 2024 performance.

Selling, General and Administrative Expenses

	For the Fiscal Year Ended March 31,
	2024	2023	$ Change	% Change
Compensation expense	17,756	$20,190	$(2,434)	(12)%
Corporate expenses	3,762	5,538	(1,777)	(32)%
Share-based compensation	1,439	4,807	(3,368)	(70)%
Other operating expenses	4,947	6,284	(1,337)	(21)%
Selling, General and Administrative	$27,904	$36,819	$(8,915)	(24)%

During the twelve months ended March 31, 2024, the Company's SG&A decreased by $8.9. million relative to the twelve months ended March 31, 2023.

The decrease was primarily related to a decrease in share-based expense of $3.4 million as a result of the US-based workforce reduction, a decline in stock price, and a number of legacy awards tranches fully vesting.

Compensation expense also declined primarily due to a $2.1 million decrease in employee wage, tax, and benefit-related expenses as a result of the lower cost from a shift in employees to Cineverse Services India, and a reduction in the Company's bonus expense of $1.1 million based on fiscal year 2024 performance, partially offset by a $0.5 million increase in severance expense.

Corporate expenses declined by $1.8 million primarily decreased due to a corporate focus on reducing third-party costs due to the Company's cost-saving initiatives, including $1.1 million in consulting and service providers and legal costs in the amount of $0.9 million.

Other operating expense declined by $1.3, which includes $0.9 million from decreased legal settlement costs and $0.8 million reduction in direct marketing campaigns.

Depreciation and Amortization

	For the Fiscal Year Ended March 31,
	2024	2023	$ Change	% Change
Amortization of intangible assets	$3,196	$2,888	$308	11%
Depreciation of property and equipment	575	875	(300)	(34)%
Depreciation and Amortization	$3,771	$3,763	$8	0%

Depreciation expense decreased primarily due to the remainder of our digital cinema assets reaching the conclusion of their ten-year useful lives during the fiscal year ended March 31, 2023. Amortization expense has continued to increase as a result of the Company's shift away from the physical business to its focus on content-related spend, including $0.2 million from the amortization of capitalized content costs.

Goodwill impairment

For the twelve months ended March 31, 2024, the Company recognized an impairment on its carrying value of goodwill in the amount of $14.0 million following a sustained depressed share price for the Company's fiscal year 2024, which was deemed a triggering event. In accordance with process outlined in ASC 350, the Company first determined that its finite long-lived assets were recoverable. The impairment was quantified using a market multiple approach which utilized information from comparable businesses. The Company does not anticipate any material change to future operating cash flows as a result of the impairment recognized.

Interest expense

Interest expense decreased by $0.2 million to $1.1 million for the twelve months ended March 31, 2024 primarily as a result of lower deferred and earnout consideration accretion related to the acquisitions of Bloody Disgusting and DMR.

Loss from equity investment in Metaverse, a related party

Following the halting of trading on The Stock Exchange of Hong Kong Limited in April 2022, the Company valued our equity investment in Metaverse as of March 31, 2023 using a market approach and categorized it as a Level 3 investment (See Note 2, Basis of Presentation and Summary of Significant Accounting Policies). As of March 31, 2023, the fair value was $5.2 million, resulting in a decrease in fair value of $1.8 million for the year ended March 31, 2023.

On November 6, 2023, Metaverse's stock resumed trading on The Stock Exchange of Hong Kong Limited. During the year ended March 31, 2024, the Company sold 220,550,005 of its original 362,307,397 million shares held as of March 31, 2023, which resulted in a realized loss of $0.3 thousand during the twelve months ended March 31, 2024. The resumption of active trading status represented renewed availability of quoted, unadjusted prices in active markets for identical assets, upon which the Company can execute a sale and readily access pricing information at the measurement date. Accordingly, the Company has presented the fair value of its Metaverse shares held as of March 31, 2024 within the Level 1 grouping. The fair value of the shares held as of March 31, 2024 was $0.4 million, with associated losses of $4.3 million recognized during the fiscal year ended March 31, 2024.

Employee Retention Tax Credit

The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") provided an employee retention credit that was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act (the "Appropriations Act") extended and expanded the availability of the employee retention credit through December 31, 2021. The Appropriations Act amended the employee retention credit to be equal to 70% of qualified wages paid to employees during the 2021 fiscal year.

The Company qualified for the employee retention credit beginning in June 2020 for qualified wages through September 2021 and filed a cash refund claim during the fiscal year ended March 31, 2023 in the amount of $2.5 million in the Employee retention tax credit line on the Company’s Consolidated Statements of Operations.

As of March 31, 2024 and March 31, 2023, the tax credit receivable of $1.7 and $2.1 million, respectively, has been included in the Employee retention tax credit line on the Company's Consolidated Balance Sheet. The Company received notification during the second quarter of fiscal year 2024 that its ERTC claim was under examination with the Internal Revenue Service ("IRS"). In April 2024, the Company received a letter from the IRS indicating that its claim had been accepted and $1.7 million was received in June 2024.

Income Tax Expense

For the year ended March 31, 2024, the Company had income tax expense of $10 thousand consisted of $35 thousand of current foreign income taxes, offset by the recognition of a $14 thousand deferred tax benefit, and a tax benefit of $11 thousand for a return to provision adjustment related to U.S. state income taxes.

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

We believe that Adjusted EBITDA is a performance measure and not a liquidity measure, and therefore a reconciliation between net loss from continuing operations and Adjusted EBITDA has been provided in the financial results. Adjusted EBITDA should not be considered as an alternative to loss from operations or net loss from continuing operations as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. In addition, Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. We do not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

Following is the reconciliation of our consolidated net loss to Adjusted EBITDA (in thousands):

	For the Fiscal Year Ended March 31,
	2024	2023
Net loss	$(21,265)	$(9,694)
Add Back:
Income tax expense	10	119
Depreciation and amortization	3,771	3,763
Interest expense	1,066	1,290
Loss from equity investment in Metaverse	4,299	1,828
Provision for credit losses	—	54
Stock-based compensation	1,439	4,470
Employee retention tax credit	—	(2,475)
Other (income) expense, net	(140)	13
Net income attributable to noncontrolling interest	(142)	(39)
Goodwill impairment	14,025	—
Transition-related costs	1,335	541
Mergers and acquisition costs	—	207
Adjusted EBITDA	$4,398	$76

Recent Accounting Pronouncements

See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements included herein.

Cash Flow

Changes in our cash flows were as follows (in thousands):

	For the Fiscal Year Ended March 31,
	2024	2023
Net cash used in operating activities	(10,593)	$(8,797)
Net cash used in investing activities	(531)	(1,271)
Net cash provided by financing activities	9,138	4,158
Net change in cash and cash equivalents	$(1,985)	$(5,910)

As of March 31, 2024 and 2023, we had cash balances of $5.2 million and $7.2 million, respectively.

For the year ended March 31, 2024, the change in net cash used in operating activities was primarily driven by a net loss of $21.3 million and decreases from the Company's operating assets and liabilities ($11.5 million), offset by the non-cash goodwill impairment charge of $14.0 million, depreciation and amortization of $3.8 million, and the non-cash change in the valuation of the Company's investment in Metaverse which is recognized in earnings ($4.3 million).

Cash flows used in investing activities of $0.5 million were driven by the acquisition of long-lived fixed and intangible assets, partially offset by cash received from the sale of Company shares in Metaverse.

Cash flows provided by financing activities were driven by issuance of the Company's Class A common stock in the first quarter of fiscal year 2024 ($8.5 million) and a net increase of $1.4 million funds, following the Company's expansion of its revolving line of credit from $5.0 million to $7.5 million in February 2024.

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

Contractual Obligations

The following table summarizes our significant recognized contractual obligations as of March 31, 2024 (in thousands):

	Payments Due
Contractual Obligations	Total	2025	2026	2027	2028	2029	Thereafter
Operating lease obligations	$905	$423	$200	$210	$72	$—	$—

In addition, the Company presents its unrecognized commitments to content partners in the notes to the Financial Statements, Note 6 - Commitments and Contingencies.

Seasonality

The timing of movie and streaming content releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. While our business benefits from the winter holiday season, we believe the seasonality of the movie and streaming landscape, is becoming less pronounced as the motion picture studios are releasing movies somewhat more evenly throughout the year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Cineverse Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cineverse Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cineverse Corp. (the “Company”) as of March 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2024 and 2023, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill Impairment Assessment

As discussed in Note 2, the Company performs goodwill impairment testing on an annual basis on March 31 at the end of its fiscal year or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. An impairment loss is recognized when the carrying amount of a reporting unit’s net assets exceeds the estimated fair value of the reporting unit. These estimates are subject to significant management judgment, including the determination of many factors such as, but not limited to, selection of the appropriate valuation model in estimating the fair value and selection of guideline peer public companies. Changes in these estimates can have a significant impact on the determination of cash flows and the resulting fair values. During the fourth quarter of the year ended March 31, 2024, the Company determined that the Company’s declining stock price was a triggering event which required a quantitative evaluation of goodwill at March 31, 2024. As part of their quantitative assessment, the fair value was determined using a market approach. Based on the impairment test performed, the Company recorded a $14.0 million impairment charge.

We identified the goodwill impairment assessment as a critical audit matter because of the significant management judgment and subjectivity in developing the fair value measurement of the reporting unit. This required a high degree of auditor judgment and an increase in audit effort to perform procedures and evaluate audit evidence related to the consideration of the valuation model selected by management, the consideration of the reasonableness of the guideline peer public companies selected and consideration of the market capitalization of the Company in relation to the estimated fair value.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) obtaining an understanding of management’s process and evaluating the design of controls related to the goodwill impairment assessment; (ii) testing management’s process for developing the fair value estimate; (iii) evaluating the appropriateness of the valuation model used in management’s estimate; (iv) testing the completeness, accuracy, and evaluating the reconciliation of estimated fair value to the Company’s stock price in relation to relevant transactions. We involved valuation professionals with specialized skills and knowledge when performing audit procedures to evaluate the reasonableness of Management’s estimates and assumptions related to the selection the appropriate valuation model and reconciliation of fair value to the Company’s stock price.

/s/EISNERAMPER LLP

We have served as the Company’s auditor since 2004.

EISNERAMPER LLP

Iselin, New Jersey

July 1, 2024

Cineverse Corp.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	March 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$5,167	$7,152
Accounts receivable, net of allowance for credit losses of $269 and $0, respectively	8,667	20,846
Unbilled revenue	6,439	2,036
Employee retention tax credit	1,671	2,085
Content advances	9,345	3,724
Other current assets	1,432	1,734
Total current assets	32,721	37,577
Equity investment in Metaverse, a related party, at fair value	362	5,200
Property and equipment, net	2,276	1,833
Intangible assets, net	18,328	19,868
Goodwill	6,799	20,824
Content advances, net of current portion	2,551	1,421
Other long-term assets	1,341	1,265
Total Assets	$64,378	$87,988
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$20,817	$34,531
Line of credit, including unamortized debt issuance costs of $81 and $76, respectively	6,301	4,924
Current portion of deferred consideration on purchase of business	3,114	3,788
Earnout consideration on purchase of business	180	1,444
Current portion of operating lease liabilities	401	418
Deferred revenue	436	226
Total current liabilities	31,249	45,331
Deferred consideration on purchase of business, net of current portion	457	2,647
Operating lease liabilities, net of current portion	462	863
Other long-term liabilities	59	74
Total Liabilities	32,227	48,915
Commitments and contingencies (see Note 6)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and 7 shares outstanding at March 31, 2024 and March 31, 2023. Liquidation preference of $3,648.	3,559	3,559
Common Stock, $0.001 par value; Class A Stock: 275,000,000 shares authorized as of March 31, 2024, and March 31, 2023; 15,985,620 and 9,413,597 shares issued, with 15,699,135 and 9,347,805 shares outstanding as of March 31, 2024, and March 31, 2023, respectively.	194	185
Additional paid-in capital	545,996	530,998
Treasury stock, at cost; 288,554 and 65,792 shares at March 31, 2024 and March 31, 2023, respectively.	(11,978)	(11,608)
Accumulated deficit	(504,153)	(482,395)
Accumulated other comprehensive loss	(345)	(402)
Total stockholders’ equity of Cineverse Corp.	33,273	40,337
Deficit attributable to noncontrolling interest	(1,122)	(1,264)
Total equity	32,151	39,073
Total Liabilities and Equity	$64,378	$87,988

See accompanying Notes to Consolidated Financial Statements

Cineverse Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

	For the Fiscal Year Ended March 31,
	2024	2023
Revenues	$49,131	$68,026
Costs and expenses
Direct operating	19,131	36,364
Selling, general and administrative	27,904	36,819
Depreciation and amortization	3,771	3,763
Goodwill impairment	14,025	—
Total operating expenses	64,831	76,946
Operating loss	(15,700)	(8,920)
Interest expense	(1,066)	(1,290)
Loss from equity investment in Metaverse, a related party	(4,299)	(1,828)
Employee retention tax credit	—	2,475
Other expenses, net	(190)	(13)
Net loss before income taxes	(21,255)	(9,575)
Income tax expense	(10)	(119)
Net loss	(21,265)	(9,694)
Net income attributable to noncontrolling interest	(142)	(39)
Net loss attributable to controlling interests	(21,407)	(9,734)
Preferred stock dividends	(350)	(351)
Net loss attributable to common stockholders	$(21,757)	$(10,085)
Net loss per share attributable to common stockholders:
Basic	$(1.78)	$(1.13)
Diluted	$(1.78)	$(1.13)
Weighted average shares of Common Stock outstanding:
Basic	12,253	8,889
Diluted	12,253	8,889

See accompanying Notes to Consolidated Financial Statements

Cineverse Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Fiscal Year Ended March 31,
	2024	2023
Net loss	$(21,265)	$(9,694)
Other comprehensive loss:
Foreign exchange translation	57	(239)
Net income attributable to noncontrolling interest	(142)	(39)
Comprehensive loss	$(21,350)	$(9,973)

See accompanying Notes to Consolidated Financial Statements

Cineverse Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Year Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(21,265)	$(9,694)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,771	3,829
Impairment of goodwill	14,025	—
Changes in fair value of equity investment in Metaverse	4,299	1,828
Amortization of debt issuance costs	188	101
Stock-based compensation	1,439	4,470
Change in estimated earnout consideration	(612)	80
Interest expense for deferred consideration and earnouts	503	986
Capitalized content expenditures	(1,822)	—
Stock-based bonus to acquired company	100	—
Revenue recognized under nonmonetary purchase and exchange of content	—	(1,022)
Barter-related non-cash expenses	341	—
Other	(16)	130
Changes in operating assets and liabilities:
Accounts receivable	11,969	9,943
Content advances	(5,621)	1,075
Unbilled revenue	(4,403)	313
Other current and long-term assets	(942)	(2,816)
Accounts payable and accrued expenses	(12,756)	(18,049)
Deferred revenue	210	30
Net cash used in operating activities	$(10,593)	$(8,796)
Cash flows from investing activities:
Purchases of property and equipment	(1,069)	(1,271)
Sale of investment securities	538	—
Net cash used in investing activities	$(531)	$(1,271)
Cash flows from financing activities:
Proceeds from line of credit	43,955	31,046
Payments on line of credit	(42,572)	(26,046)
Payment of business acquisition related liabilities	(576)	(665)
Financing fees for line of credit	(193)	(177)
Issuance of Class A common stock, net of issuance costs	8,524	—
Net cash provided by financing activities	$9,138	$4,158
Net change in cash and cash equivalents	(1,985)	(5,910)
Cash and cash equivalents at beginning of year	7,152	13,062
Cash and cash equivalents at end of year	$5,167	$7,152

See accompanying Notes to Consolidated Financial Statements

Cineverse Corp.

SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY

(In thousands)

	For the Fiscal Year Ended March 31,
	2024	2023
Cash interest paid	$376	$203
Lease liability related payments	$446	$373
Income taxes paid	$55	$98
Noncash investing and financing activities:
Issuance of Class A common stock for payment of accrued employee bonuses	$1,203	$—
Accrued dividends on preferred stock	$89	$87
Issuance of Class A common stock for intangible asset purchase	$—	$898
Right of use assets recognized underlying lease arrangements	$—	$781
Treasury shares acquired for withholding taxes	$370	$5
Deferred consideration settled in stock	$3,000	$3,000
Earnout liability settled in stock	$392	$238
Issuance of Class A common stock for payment of accrued preferred stock dividends	$350	$351

See accompanying Notes to Consolidated Financial Statements

Cineverse Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Preferred Stock		Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Total
Balances as of March 31, 2023	1	$3,559	9,348	$185	66	$(11,608)	$530,998	$(482,395)	$(402)	$40,337	$(1,264)	$39,073
Foreign exchange translation	—	—	—	—	—	—	—	—	57	57	—	57
Stock-based compensation	—	—	—	—	—	—	1,271	—	—	1,271	—	1,271
Preferred stock dividends paid with common stock	—	—	196	0	—	—	350	—	—	350	—	350
Preferred stock dividends accrued	—	—	—	—	—	—	—	(350)	—	(350)	—	(350)
Issuance of common stock for Board of Director compensation	—	—	400	—	—	—	168	—	—	168	—	168
Issuance of Class A common stock in connection with ATM raises, net	—	—	177	3	—	—	1,080	—	—	1,084	—	1,084
Issuance of Class A common stock in connection with direct equity offering	—	—	2,150	2	—	—	7,437	—	—	7,439	—	7,439
Issuance of Class A common stock in connection employee bonuses	—	—	725	1	—	—	1,203	—	—	1,203	—	1,203
Issuance in connection with the exercise of warrants	—	—	517	—	—	—	—	—	—	-	—	—
Issuance of Class A common stock for earnout commitment	—	—	41	—	—	—	392	—	—	392	—	392
Treasury stock in connection with taxes withheld from employees	—	—	(223)	—	223	(370)	—	—	—	(370)	—	(370)
Issuance of common stock for deferred and earnout consideration	—	—	2,369	3	—	—	3,097	—	—	3,100	—	3,100
Net loss (income)	—	—	—	—	—	—	—	(21,407)	—	(21,407)	142	(21,265)
Balances as of March 31, 2024	1	$3,559	15,699	$194	289	$(11,978)	$545,996	$(504,153)	$(345)	$33,273	$(1,122)	$32,151

See accompanying Notes to Consolidated Financial Statements

Cineverse Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Series A Preferred Stock		Class A Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other	Total Stockholders’ Equity	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Loss	(Deficit)	Interest	Equity
Balances as of March 31, 2022	1	$3,559	8,766	$174	66	$(11,608)	$522,601	$(472,310)	$(163)	$42,253	$(1,303)	40,950
Foreign exchange translation	—	—	—	—	—	—	—	—	(239)	(239)	—	(239)
Stock-based compensation	—	—	—	—	—	—	3,045	—	—	3,045	—	3,045
Preferred stock dividends paid with common stock	—	—	37	—	—	—	351	—	—	351	—	351
Preferred stock dividends accrued	—	—	—	—	—	—	—	(351)	—	(351)	—	(351)
Issuance of common stock for with PSUs and incentives, net of payroll taxes	—	—	103	2	—	—	871	—	—	873	—	873
Issuance of common stock for earnout commitment	—	—	17	—	—	—	238	—	—	238	—	238
Issuance of common stock for Board of Director compensation	—	—	34	1	—	—	—	—	—	1	—	1
Issuance of common stock for acquisition	—	—	391	8	—	—	3,892	—	—	3,900	—	3,900
Net loss (income)	—	—	—	—	—	—	—	(9,734)	—	(9,734)	39	(9,694)
Balances as of March 31, 2023	1	$3,559	9,348	$185	66	$(11,608)	$530,998	$(482,395)	$(402)	$40,337	$(1,264)	39,073

See accompanying Notes to Consolidated Financial Statements

Cineverse Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND LIQUIDITY

Cineverse Corp. (“Cineverse”, “us”, "we", “our”, and “Company” refers to Cineverse Corp. and its subsidiaries unless the context otherwise requires) was incorporated in Delaware on March 31, 2000.

Cineverse is a premier streaming technology and entertainment company with its core business operating as (i) a portfolio of owned and operated streaming channels with enthusiast fan bases; (ii) a large-scale global aggregator and full-service distributor of feature films and television programs; and (iii) a proprietary technology software-as-a-service platform for over-the-top (“OTT”) app development and content distribution through subscription video on demand ("SVOD"), dedicated ad-supported ("AVOD"), ad-supported streaming linear ("FAST") channels, social video streaming services, and audio podcasts. Our streaming channels reach audiences in several distinct ways: direct-to-consumer, through these major application platforms, and through third party distributors of content on platforms.

The Company’s streaming technology platform, known as MatchpointTM, is a software-based streaming operating platform which provides clients with AVOD, SVOD, transactional video on demand ("TVOD") and linear capabilities, automates the distribution of content, and features a robust data analytics platform.

Financial Condition and Liquidity

As of March 31, 2024, the Company has an accumulated deficit of $504.2 million. For the year ended March 31, 2024, the Company had a net loss attributable to common shareholders of $21.8 million. Though the Company had positive working capital of $1.5 million, net cash used in operating activities for the year ended March 31, 2024 was $10.6 million. We may continue to generate net losses for the foreseeable future.

The Company is party to a Loan, Guaranty, and Security Agreement, as amended to date, with East West Bank (“EWB”) providing for a revolving line of credit (the “Line of Credit Facility”) of $7.5 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and such subsidiaries’ assets. The Line of Credit Facility bears interest at a rate equal to 1.5% above the prime rate, equal to 10.00% as of March 31, 2024. In June 2024, the Company was notified in writing by EWB that it intends to extend the maturity date of the Line of Credit Facility to September 15, 2025, subject to definitive documentation. For the year ended March 31, 2024, the Company was out of compliance with its covenants, and received a waiver in June 2024.

Our capital requirements will depend on many factors, and we may need to use capital resources and obtain additional capital. We believe our cash and cash equivalent balances as of March 31, 2024 (See Note 8 - Subsequent Events) will be sufficient to support our operations for at least twelve months from the filing of this report. The Company may also undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements of Cineverse Corp. have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). These consolidated financial Statements have been prepared by the Company following the rules and regulations of the SEC. All intercompany transactions and balances have been eliminated in consolidation. Certain columns and rows may not add due to rounded numbers.

We own an 85% interest in CON TV, LLC ("CONtv"), a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets. We evaluated the investment under the voting interest entity model and determined that the entity should be consolidated as we have a controlling financial interest in the entity through our ownership of outstanding voting shares, and that other equity holders do not have substantive voting, participating or liquidation rights. We record net income or loss attributable to noncontrolling interest in our Consolidated Statements of Operations equal to the proportionate share of outstanding profit interest units retained by the noncontrolling interests.

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

CDF2 Holdings is a Variable Interest Entity (“VIE”), as defined in Accounting Standards Codification ("ASC") 810, Consolidation ("ASC 810"). ASC 810 requires the consolidation of VIEs by an entity that has a controlling financial interest in the VIE which entity is thereby defined as the primary beneficiary of the VIE. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, among other factors. Although we indirectly, wholly own CDF2 Holdings, we, a third party that also has a variable interest in CDF2 Holdings, and an independent third party manager must mutually approve all business activities and transactions that significantly impact CDF2 Holdings’ economic performance. We have therefore assessed our variable interests in CDF2 Holdings and determined that we are not the primary beneficiary of CDF2 Holdings. As a result, CDF2 Holdings’ financial position and results of operations are not consolidated in our financial position and results of operations. In completing our assessment, we identified the activities that we consider most significant to the economic performance of CDF2 Holdings and determined that we do not have the power to direct those activities, and therefore we account for our investment in CDF2 Holdings under the equity method of accounting.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include revenue recognition, share-based compensation expense, valuation allowance for deferred income taxes, recovery of content advances, goodwill and intangible asset impairments, estimated royalties payable to content partners, and the assessment of amortization lives to intangible assets. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments and estimates. Actual results may differ from these estimates.

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

Non-monetary Transactions

During the year ended March 31, 2023, the Company entered into a non-monetary transaction for the purchase and sale of content licenses with an unrelated third party. The fair value of the content was based on a market approach and determined to be $1.0 million which is included in Revenues in our Consolidated Statements of Operations. No gain or loss was recognized, as the fair value of the content licenses purchased was determined to be $1.0 million and recognized within Intangible Assets, Net on our Consolidated Balance Sheets, and will be amortized over its three year estimated life. For the years ended March 31, 2024 and March 31, 2023, $341 thousand and $85 thousand of related amortization expense had been recognized, respectively.

Accounts Receivable, Net

We maintain reserves for expected credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical credit losses, customer concentrations, customer credit worthiness, current and forecasted economic trends and changes in customer payment patterns to evaluate the adequacy of this allowance.

During the year ended March 31, 2024, the Company had no write-offs of previously reserved accounts receivable and as of March 31, 2024, accrued an allowance for expected credit losses of $0.3 million. During the year ended March 31, 2023, the Company had written off $2.8 million of previously reserved accounts receivable balances and as of March 31, 2023, carried an allowance for credit losses of $0.

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

As of March 31, 2024 and March 31, 2023, the tax credit receivable of $1.7 and $2.1 million, respectively, has been included in the Employee retention tax credit line ("ERTC") on the Company's Consolidated Balance Sheet. The Company received notification during the second quarter of fiscal year 2024 that its ERTC claim was under examination with the Internal Revenue Service ("IRS"). In April 2024, the Company received a letter from the IRS indicating that its claim had been accepted and $1.7 million was received in June 2024.

Content Advances

Content advances represents amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record a provision for amounts that we expect may not be recoverable. Amounts which are expected to be recovered within 12 months are classified as current, which were $9.3 million and $3.7 million as of March 31, 2024, and March 31, 2023, respectively. Amounts estimated to be recoverable in more than 12 months are classified as long term and presented within content advances, net of current portion, which were $2.6 million and $1.4 million as of March 31, 2024, and March 31, 2023, respectively. For the twelve months ended March 31, 2024 and March 31, 2023, the Company recorded a recovery and increase in the provision for advances of $0.5 million and $1.3 million, respectively.

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

During both of the years ended March 31, 2024 and 2023, we did not record any impairment.

Amortization expense is recorded using the straight-line method over the estimated useful lives of the respective assets as follows:

Content Library	3 – 20 years
Trademarks and Tradenames	2 – 15 years
Customer Relationships	5 – 13 years
Advertiser Relationships and Channel	2 – 13 years
Software	10 years
Capitalized Content	3 years
Supplier Agreements	2 years

The Company’s intangible assets include the following (in thousands):

	As of March 31, 2024
	Cost Basis	Accumulated Amortization	Net
Content Library	$24,133	$(21,492)	$2,641
Advertiser Relationships and Channel	12,603	(2,541)	10,062
Customer Relationships	8,690	(7,872)	818
Software	3,200	(880)	2,320
Trademark and Tradenames	3,914	(3,059)	855
Capitalized Content	1,822	(190)	1,632
Total Intangible Assets	$54,362	$(36,034)	$18,328

	As of March 31, 2023
	Cost Basis	Accumulated Amortization	Net
Content Library	$23,970	$(21,126)	$2,844
Advertiser Relationships and Channel	12,604	(1,062)	11,542
Supplier Agreements	11,430	(11,430)	—
Customer Relationships	10,658	(9,568)	1,090
Trademark and Tradenames	4,026	(2,274)	1,752
Software	3,200	(560)	2,640
Total Intangible Assets	$65,888	$(46,020)	$19,868

As of March 31, 2024, amortization expense for each of the successive five years is expected to be (in thousands):

Total
In-process intangible assets	448
2025	3,186
2026	3,006
2027	2,225
2028	1,356
2029	1,356
Thereafter	6,751
Total	$18,328

Capitalized Content

The Company capitalizes direct costs incurred in the production of content from which it expects to generate a return over the anticipated useful life and the Company’s predominant monetization strategy informs the method of amortizing these deferred costs. The determination of the predominant monetization strategy is made at commencement of the production or license period and the classification of the monetization strategy as individual or group only changes if there is a significant change to the title’s monetization strategy relative to its initial assessment. The costs are capitalized to the Capitalized Content costs within Intangible Assets and are amortized as a group within Depreciation and Amortization within the Consolidated Statements of Operations.

Impairment of Long-lived and Finite-lived Intangible Assets

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. There were no impairment charges recorded for long-lived and finite-lived intangible assets during the twelve months ended March 31, 2024 and 2023.

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

The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or to perform the quantitative impairment test. For the twelve months ended March 31, 2024, the Company recognized a goodwill impairment loss of $14.0 million. The Company considered the sustained decrease in its share price to be a goodwill impairment indicator and determined that it would be appropriate to proceed with a quantitative test. Primarily utilizing a market-multiple approach, which took into account the sustained decrease in share price, the Company determined that goodwill impairment of $14.0 million would be recognized.

For the twelve months ended March 31, 2023, the Company assessed goodwill impairment on its annual measurement date of March 31, 2023 by performing a qualitative analysis and determined that it was not more likely than not that the fair value of its reporting unit was greater than its carrying amount. During the year ended March 31, 2023, the Company recorded a purchase price adjustment to reduce Goodwill by $260 thousand.

No goodwill impairment charge was recorded for the twelve months ended March 31, 2023.

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

•
Level 1 – quoted prices in active markets for identical investments
•
Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)
•
Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

The following tables summarize the levels of fair value measurements of our financial assets and liabilities (in thousands):

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Equity investment in Metaverse, at fair value	$362	$—	$—	$362
	$362	$—	$—	$362

Liabilities:
Earnout consideration on purchase of a business	$—	$—	$180	$180
	$—	$—	$180	$180

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Equity investment in Metaverse, at fair value	$—	$—	$5,200	$5,200
	$—	$—	$5,200	$5,200

Liabilities:
Earnout consideration on purchase of a business	$—	$—	$1,444	$1,444
	$—	$—	$1,444	$1,444

Equity Investment in Metaverse

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

On April 10, 2020, the Company purchased an additional 15% interest in Metaverse in a private transaction from shareholders of Metaverse that are affiliated with the major shareholder of the Company. The Company recorded an additional equity investment of approximately $28.2 million, which was the fair market value of the Metaverse shares on the transaction date on the Stock Exchange of Hong Kong, in exchange for the Company’s common stock of $11.0 million, valued at the date of the issuance of the Common Stock of the Company. The difference in the value of shares received in Metaverse and shares issued by the Company was deemed as contributed capital and recorded in additional paid-in capital. This transaction was also recorded as an equity investment in Metaverse.

The Company accounted for this investment under the equity method of accounting as the Company was deemed to be able to exert significant influence over Metaverse with its direct ownership and affiliation with the Company’s majority shareholders. At the time, the Company made an irrevocable election to apply the fair value option under ASC 825-10, Financial Instruments, as it relates to its equity investment in Metaverse.

Following the halting of Metaverse stock trading on the Stock Exchange of Hong Kong in April 2022, the Company valued our equity investment in Metaverse using a market approach and is categorized as a Level 3 valuation based on unobservable inputs. The Company estimated the fair value of Metaverse based on the last known enterprise value at the time and then adjusting for trends in enterprise valuations for comparable companies. As of March 31, 2023, the fair value was $5.2 million, resulting in a decrease in fair value of $1.8 million for the year ended March 31, 2023.

On November 6, 2023, Metaverse's stock resumed trading on The Stock Exchange of Hong Kong Limited. During the year ended March 31, 2024, the Company sold 221 million of its original 362 million shares held as of March 31, 2023, which resulted in a realized loss of $0.3 thousand during the twelve months ended March 31, 2024. The resumption of active trading status represented renewed availability of quoted, unadjusted prices in active markets for identical assets, upon which the Company can execute a sale and readily access pricing information at the measurement date. Accordingly, the Company has presented the fair value of its Metaverse shares held as of March 31, 2024 within the Level 1 grouping. The fair value of the shares held as of March 31, 2024 was $0.4 million, with associated losses of $4.3 million recognized during the fiscal year ended March 31, 2024.

As a result of the decrease in ownership of its investment in Metaverse from its sale of shares, along with a corresponding decrease in influence, the Company no longer accounts for its investment in Metaverse under the equity method and instead will follow the guidance for equity securities for which the equity method is no longer appropriate under ASC 321, Investments - Equity Securities, and accordingly, the Company will continue to measure its investment at fair value, with changes in the value of securities held to be recognized in earnings.

Earnout consideration on purchase of business

The Company estimated the fair value of its earnout liability using contractual inputs from the related business combination, which established specific fiscal year revenue growth, profitability and EBITDA targets. Prior to the completion of the earnout period at the end of fiscal year 2024, the Company utilized the most up to date forecast to estimate the outcome against these targets to determine the ultimate estimated payout. The amounts recognized are not discounted.

During the fiscal year ended March 31, 2024, the final year of the earnout measurement period, the Company estimated a $612 thousand decrease in its earnout liability, issued $392 thousand worth of equity to settle its liability, made cash payments of $291 thousand, and incurred interest of $29 thousand.

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

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of
	March 31, 2024	March 31, 2023
Accounts payable	$5,804	$15,042
Amounts due to producers	9,889	13,114
Accrued compensation and benefits	1,119	2,532
Accrued other expenses	4,005	3,843
Total accounts payable and accrued expenses	$20,817	$34,531

As of March 31, 2024, the Company's accrued royalty estimate decreased by $2.3 million, which contributed to a decrease in Amounts due to producers relative to March 31, 2023.

Deferred Consideration

The Company has recognized liabilities related to deferred consideration arrangements related to the acquisition of FoundationTV ("FTV") and Digital Media Rights ("DMR"). These payments are fixed in nature and are due to the sellers of the respective companies. The Company initially recognized the liability at fair value at the time of acquisition and has since recognizes interest expense related to accretion in advance of the ultimate settlement of these liabilities. Amounts due within 12 months under the terms of the agreements are classified as current within the Consolidated Balance Sheets.

The deferred consideration related to the acquisition of DMR is payable in either Class A common shares of the Company stock or cash, at the Company's discretion and subject to certain conditions. Payments of $2.4 million are due in March 2025.

The deferred consideration related to the FTV acquisition is payable in the amount of $238 thousand in each of June 2024 and December 2024, and $464 thousand in June 2025. There is $475 thousand presently due and payable. The Company has the right to pay up to 25% of post-close purchase price in equity.

Disaggregation of Revenue

The following table presents the Company’s revenue by source (in thousands):

	Year Ended March 31,
	2024	2023
Streaming and digital	$37,312	$40,423
Base distribution	5,259	13,341
Podcast and other	2,718	2,213
Other non-recurring	3,842	12,049
Total revenue	$49,131	$68,026

Streaming and digital revenue represents advertising and subscription fees earned through the operation of the Company's owned and managed channels. Certain revenue recognition estimates may be required for this source at the end of a reporting period when we are not contractually entitled to receive final performance reporting from our partners for an extended period of time.

Base distribution revenue is generated by the Company's physical revenue streams such as DVD's and related supply chain revenue, as well as theatrical revenue. Other non-recurring revenue represents remaining system sales and the release of previously constrained variable consideration, following the run-off of the Company's legacy digital cinema business at the conclusion of fiscal year 2023. The Company also has contracts for the theatrical distribution of third party feature movies and alternative content. Distribution fee revenue and participation in box office receipts are recognized at the time a feature movie and alternative content are viewed.

Podcast and other revenue represents advertising fees earned in support of the Company's podcast programming.

Other non-recurring revenue relates to the Company's legacy digital cinema operations, whose operations have run-off, still may generate non-recurring revenue from the sale of cinema assets or the recognition of variable consideration as the associated uncertainty associated with the revenue is resolved.

Revenue Recognition

Fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, video on demand (“VOD” or "Streaming and Digital”), and physical goods (e.g., DVDs and Blu-ray Discs) (“Base Distribution”). Fees earned are typically a percentage of the net amounts received from our customers. Depending upon the nature of the agreements with the platform and content providers, the fee rate that we earn varies. The Company’s performance obligations include the delivery of content for transactional, subscription and ad supported/free ad-supported streaming TV (“FAST”) on the digital platforms, and shipment of DVDs and Blu-ray Discs. Revenue is recognized at the point in time when the content is available for subscription on the digital platform (the Company’s digital content is considered functional IP), at the time of shipment for physical goods, or point-of-sale for transactional and VOD services as the control over the content or the physical title is transferred to the customer. The Company considers the delivery of content through various distribution channels to be a single performance obligation. Base Distribution Revenue from the sale of physical goods is recognized after deducting the reserves for sales returns and other allowances, which are accounted for as variable consideration. Reserves for potential sales returns and other allowances are recorded based upon historical experience. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required.

We have the right to receive or bill a portion of the theatrical distribution fee in advance of the exhibition date, and therefore such amount is recorded as a receivable at the time of execution, and all related distribution revenue is deferred until the third party feature movies’ or alternative content’s theatrical release date.

Payment terms and conditions vary by customer and typically provide net 30 to 90 day terms. We do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to our customer and payment for that product or service will be one year or less. As the Company satisfies its performance obligations, whether relating to the delivery of digital content, physical goods, or licensing, revenue is generally measured at a point in time.

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

Contract Liabilities

We generally record a receivable related to revenue when we have an unconditional right to invoice and receive payment, and we record deferred revenue (contract liability) when cash payments are received or due in advance of our performance, even if amounts are refundable. Deferred revenue includes amounts related to advances, he sale of DVDs or theatrical releases with future release dates.

The ending deferred revenue balance, all current as of March 31, 2024 and 2023 was $0.4 million and $0.2 million, respectively. There were no long term amounts at either date.

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

Concentrations

For the fiscal year ended March 31, 2024, one customer represented 26% of consolidated revenue. For the fiscal year ended March 31, 2023, one customer represented 10% of consolidated revenue.

Direct Operating Costs

Direct operating costs consist of operating costs such as cost of revenue, fulfillment expenses, shipping costs, property taxes and insurance on systems, royalty and participation expenses, allowance against advances, and marketing and direct personnel costs.

Stock-based Compensation

The Company issues stock-based awards to employees and non-employees, generally in the form of restricted stock, restricted stock units, stock appreciation rights and performance stock units. The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments, including grants of stock options and restricted stock units and modifications to existing stock options, to be recognized in the Consolidated Statements of Operations based on their fair values. The Company measures the compensation expense of employee and non-employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized on a straight-line basis over the period during which the employee and non-employee is required to provide service in exchange for the award. The fair values of options and stock appreciation rights are calculated as of the date of grant using the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility, risk-free rate and expected term. The Company’s estimates of these assumptions are primarily based on the trading price of the Company’s stock, historical data, peer company data and judgment regarding future trends and factors.

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

Basic and diluted net income (loss) per share are computed as follows (in thousands, except per share data):

	Year Ended March 31,
	2024	2023
Basic net loss per share:
Net loss attributable to common stockholders	$(21,757)	$(10,085)
Shares used in basic computation:
Weighted-average shares of Common Stock outstanding	12,253	8,889
Basic net loss per share	$(1.78)	$(1.13)

Shares used in diluted computation:
Weighted-average shares of Common Stock outstanding	12,253	8,889
Stock options and SARs	—	—
Weighted-average number of shares	12,253	8,889
Diluted net loss per share	$(1.78)	$(1.13)

The calculation of diluted net income (loss) per share for the year ended March 31, 2024 and 2023 does not include the impact of 3,443 and 700 thousand potentially dilutive shares, respectively, relating to warrants, stock options, performance shares and stock appreciation rights, as their impact would have been anti-dilutive due to the respective period's income (loss) and an exercise price which exceeded period-end share price.

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

In March 2024, the FASB issued ASU 2024-01, "Compensation—Stock Compensation (Topic 718)—Scope Application of Profits Interest and Similar Awards." This update clarifies the scope of "Profit Interest" and similar awards and adds an illustrative example to the existing ASC 718 standard that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718. The amendments in this Update are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied either (1) retrospectively to all prior periods presented in the financial statements or (2) prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the amendments. Based on the Company's population of awards, the Company does not anticipate a material impact on its financial results as a result of adoption.

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

As of March 31, 2024 and 2023, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable was $0.0 million and $0.5 million as of March 31, 2024 and 2023, respectively, which are included in accounts receivable, net on the accompanying Consolidated Balance Sheets.

The accompanying Consolidated Statements of Operations include $0.0 million and $0.2 million of digital cinema servicing revenue from CDF2 Holdings for the year ended March 31, 2024 and 2023, respectively.

Total stockholders’ deficit of CDF2 Holdings at March 31, 2024 and 2023 was $59.2 and $59.2 million, respectively. We have no obligation to fund the operating loss or the stockholders’ deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of March 31, 2024 and 2023 is carried at $0.

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

4. STOCKHOLDERS’ EQUITY

COMMON STOCK

Common Stock

On October 11, 2021, the Company filed an Amended and Restated Certificate of Incorporation which authorized an increase in the number of shares of Common Stock for issuance to 275 million shares, the level at which it remains.

On June 9, 2023, the Company effected a 1-for-20 reverse stock split of the Company's Class A common stock. All shares and price amounts in this report reflect the 1-for-20 reverse stock split effected on June 9, 2023.

During the fiscal year ended March 31, 2024, the Company issued 6.4 million shares of Common Stock, through a direct offering, ATM sales, preferred stock dividends, issuance for shares for employee bonuses net of shares withheld for taxes, exercise of pre-funded warrants, Board fees, deferred consideration and earnout commitments.

During the fiscal year ended March 31, 2023, the Company issued 582 thousand shares of Common Stock in payment of preferred stock dividends, Board fees, payment of performance shares, pursuant to a business combinations, and the acquisition of intangible assets.

Direct Offering

On June 14, 2023, the Company sold in a public offering an aggregate of 2,150,000 shares of the Company’s Class A common stock, pre-funded warrants to purchase up to 516,667 shares of Common Stock, and common warrants to purchase up to 2,666,667 shares of Common Stock at an effective combined purchase price of $3.00 per share and related Common Warrant, for aggregate gross proceeds of approximately $8.0 million, before deducting placement agents fees and offering expenses payable by the Company. The purchase price of each Pre-Funded Warrant and related Common Warrant was equal to the Purchase Price less the $0.001 per share exercise price of each Pre-Funded Warrant. All pre-funded and common warrants were issued as immediately exercisable. All pre-funded warrants were subsequently exercised in July 2023 for total proceeds of $0.5 thousand. All common warrants remain outstanding as of March 31, 2024.

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

No sales under the ATM Sales Agreement were made during the year ended March 31, 2023. For the twelve months ended March 31, 2024, the Company sold 177 thousand shares for $1.1 million in net proceeds, respectively, after deduction of commissions and fees. The ATM Sales Agreement has expired in accordance with its terms.

On May 3, 2024, Cineverse Corp. (the “Company”) entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners and The Benchmark Company, LLC (collectively, the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of its Class A common stock, par value $0.001 per share (the “Common Stock”). Shares of Common Stock may be offered and sold for an aggregate offering price of up to $15 million. The Sales Agents’ obligations to sell shares under the Sales Agreement are subject to satisfaction of certain conditions, including the continuing effectiveness of the Registration Statement on Form S-3 (Registration No. 333-273098) (the “Registration Statement”) filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on June 30, 2023 and declared effective by the SEC on January 25, 2024, and other customary closing conditions. The Company will pay the Sales Agents a commission of 3.00% of the aggregate gross proceeds from each sale of shares and has agreed to provide the Sales Agents with customary indemnification and contribution rights. The Company has also agreed to reimburse the Sales Agents for certain specified expenses. The Company is not obligated to sell any shares under the Sales Agreement and has not sold any shares through the date of this report.

PREFERRED STOCK

Cumulative dividends in arrears on preferred stock were $0.1 million as of March 31, 2024 and 2023. For the years ended March 31, 2024 and 2023, we paid preferred stock dividends in the form of 196 thousand and 37 thousand shares of Common Stock, respectively.

TREASURY STOCK

We have treasury stock, at cost, consisting of 289 thousand shares and 66 thousand shares of Common Stock as of March 31, 2024 and 2023, respectively.

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

Options outstanding and exercisable under the 2000 Plan are as follows:

As of March 31, 2024
Min	Max	Options Outstanding (In thousands)	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$148.0	$148.0	0.3	1.25	$148	$—
$280.0	$488.0	0.6	0.52	$345	—
		0.9	0.72	$290	$—

As of March 31, 2023
Min	Max	Options Outstanding (In thousands)	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$148.0	$148.0	0.3	2.25	$148	$—
$280.0	$488.0	10.0	0.50	$290	—
		10.2	0.54	$287	$—

A total of 9 thousand options expired during the year ended March 31, 2024.

In August 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan). The 2017 Plan replaced the 2000 Plan, and applies to employees and directors of, and consultants to, the Company. The 2017 Plan provides for the issuance of up to 2,055 thousand shares of Common Stock as of December 8, 2023, in the form of various awards, including stock options, stock appreciation rights, stock, restricted stock, restricted stock units, performance awards and cash awards.

During the year ended March 31, 2024, the Company granted 207 thousand stock appreciation rights (“SARs”), which were granted under the 2017 Plan. All SARs issued have an exercise price equal to the market price of the

Company’s Common Stock on the date of grant and a maturity date of 10 years after grant date. The Company has the option to settle the SARs through a cash payment, issuance of shares, or some combination of cash payment and shares. Based on past practice and intent to settle these awards with shares of Class A common stock, the Company has determined that these awards should be classified in equity.

The following weighted average assumptions were used to estimate the fair value of SARs granted, as follows:

	For the Year Ended March 31,
	2024	2023
Expected dividend yield	—	—
Expected equity volatility	107%	112%
Expected term (years)	6.50	6.50
Risk-free interest rate	4.51% - 3.82%	4.49%
Exercise price	$5.80 - $10.43	$9.82
Market price per share	$5.80 - $10.43	$9.82

The weighted average fair value of outstanding grants made during the year ended March 31, 2024, was $4.99 per award. The weighted average fair value of outstanding the grants made during the year ended March 31, 2023, was $8.52 per award.

SARs outstanding under the 2017 Plan, along with the minimum and maximum strike price of each group, are as follows:

As of March 31, 2024
Min	Max	SARs Outstanding (In thousands)	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$5.8	$12.8	632	7.92	$9.45	$—
$23.2	$29.4	98	5.12	$27.77	—
$39.4	$46.4	46	6.96	$40.15	—
		776	7.51	$13.58	$—

As of March 31, 2023
Min	Max	SARs Outstanding (In thousands)	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$7.80	$14.80	430	8.37	$11.15	$3
$23.20	$29.40	105	6.25	$27.62	—
$34.20	$42.00	100	8.78	$40.18	—
$44.60	$51.20	21	8.57	$45.46	—
		657	8.10	$19.33	$3

Exercisable SARs under the 2017 Plan as of March 31, 2024 are as follows:

SARs Exercisable (In thousands)	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
469	8.5	$17.64	$—

As of March 31, 2024, the compensation cost not yet recognized related nonvested SARS awards totaled $703 thousand, to be recognized over the weighted average remaining vesting period of 0.8 years.

SARs activity for the year ended March 31, 2024 is as follows (in thousands):

Year Ended March 31, 2024
SARs Outstanding March 31, 2023	657
Issued	207
Forfeited	(88)
Total SARs Outstanding March 31, 2024	776

A total of $1.4 million and $4.8 million of stock based compensation was included within Selling, General and Administrative expenses for the years ended March 31, 2024 and 2023, respectively.

In addition, the Company grants performance stock unit ("PSU") awards under the 2017 Plan to employees of the Company that vest upon certain performance goals being achieved. Upon vesting, the award may be settled in shares or cash at the Company's discretion.

There were no shares granted or issued in fiscal year 2024. Based on performance for the year ended March 31, 2023, the Company accrued for 16 thousand unvested.

Of this stock based compensation expense, there was $0.3 million and $0.4 million of stock-based compensation expense for the year ended March 31, 2024 and 2023, respectively, related to Board of Director fees. During the years ended March 31, 2024 and 2023, the Company issued 400 thousand and 34 thousand restricted shares to non-employee directors, respectively.

5. DEBT

Line of Credit Facility

The Company is party to a Loan, Guaranty, and Security Agreement, as amended to date, with East West Bank (“EWB”) providing for a revolving line of credit (the “Line of Credit Facility”) of $7.5 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and such subsidiaries’ assets. The Line of Credit Facility bears interest at a rate equal to 1.5% above the prime rate, equal to 10.00% as of March 31, 2024. In June 2024, the Company was notified in writing by EWB that it intends to extend the maturity date of the Line of Credit Facility to September 15, 2025, subject to definitive documentation.

As of March 31, 2024 and March 31, 2023, $6.4 million and $5.0 million was outstanding on the Line of Credit Facility, respectively. Under the Line of Credit Facility, the Company is subject to certain financial and nonfinancial covenants including terms which require the Company to maintain certain metrics and ratios, maintain certain minimum cash on hand, and to report financial information to our lender on a periodic basis. For the year ended March 31, 2024, the Company was out of compliance with its covenants, and received a waiver in June 2024.

For the year ended March 31, 2024 and March 31, 2023, the Company incurred interest expense of $0.4 million and $0.2 million to EWB related to the Line of Credit Facility, respectively.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

Cineverse is a virtual company with one domestic operating lease, acquired through the acquisition of Digital Media Rights ("DMR") and subleased to a third party. The Company has not been relieved of the its original lease obligation and therefore recognizes both a lease liability and right-of-use asset as part of the arrangement. The end of both the original lease and sublease's term is January 2025. The Company has recognized $0.2 million of sublease income related to its subleasing arrangement for the twelve months ended March 31, 2024.

The Company's two operating leases for its India operations expire in July 2027.

The table below presents the lease-related assets and liabilities recorded on our Consolidated Balance Sheets (in thousands):

	Classification on the Balance Sheet	March 31, 2024	March 31, 2023
Assets
Noncurrent	Other long-term assets	$834	$1,265
Liabilities
Current	Operating leases liabilities	401	418
Noncurrent	Operating leases liabilities, net of current portion	462	863
Total operating lease liabilities		$863	$1,281

The table below presents the annual gross undiscounted cash flows related to the Company's operating lease commitments and subleasing arrangements (in thousands):

Fiscal year ending March 31,	Operating Lease Commitments
2025	$423
2026	200
2027	210
2028	72
2029	—
Thereafter	—
Total lease payments	$905
Less imputed interest	(42)
Total	$863

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

The Company incurred $445 thousand and $441 thousand in rental expense associated with its operating leases during the years ended March 31, 2024 and 2023, respectively.

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

	Fiscal Year Ended March 31,
	2025	2026	2027	2028	2029
Total Project Commitments	$2,094	$915	$965	$665	$315

7. INCOME TAXES

We recorded income tax expense of $0.0 million and $0.1 million from operations for the years ended March 31, 2024 and 2023, respectively. For the year ended March 31, 2023, the income tax expense of $0.1 million was mainly related to foreign income taxes.

The following table presents the components of income tax expense (benefit) (in thousands):

	For the Fiscal Year Ended March 31,
	2024	2023
Federal:
Current	$—	$—
Deferred	—	—
Total federal	$—	$—
State:
Current	$(11)	$12
Deferred	—	—
Total state	$(11)	$12
Foreign:
Current	$35	$107
Deferred	(14)	—
Total foreign	$21	$107
Income tax expense	$10	$119

Net deferred taxes consisted of the following (in thousands):

	As of March 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$20,945	$18,318
Stock-based compensation	3,724	3,246
Intangibles	6,423	4,800
Accrued liabilities	535	908
Capital loss carryforward	3,924	—
Investments	1,977	4,344
Non-deductible interest expense	4,213	3,479
Other	240	750
Total deferred tax assets before valuation allowance	41,981	35,845
Less: Valuation allowance	(41,668)	(35,755)
Total deferred tax assets after valuation allowance	$312	$90
Deferred tax liabilities:
Right of use asset	$(248)	$—
Depreciation and amortization	(50)	(90)
Total deferred tax liabilities	(298)	(90)
Net deferred tax	$14	$—

We have provided a valuation allowance to our net deferred tax assets as of March 31, 2024 and 2023. We are required to recognize all or a portion of our deferred tax assets if we believe that it is more likely than not that such assets will be realized, given the weight of all available evidence. We assess the realizability of the deferred tax assets at each interim and annual balance sheet date. In assessing the need for a valuation allowance, we considered both positive and negative evidence, including recent financial performance, projections of future taxable income and scheduled reversals of deferred tax liabilities. The net changes in the valuation allowance of $5.9 million and $2.5 million during the fiscal years ended March 31, 2024 and 2023, respectively, were mainly due to increases in the deferred tax asset related to the net operating loss carryforward and other temporary differences. We will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based upon actual and forecasted operating results.

As of March 31, 2024, we had utilizable federal and state net operating loss carryforwards of approximately $70.3 million available in the United States of America (“U.S.”) to reduce future taxable income. U.S. federal and state net operating loss carryforwards of approximately $22.5 and $70.3 million, respectively, generally begin to expire in 2026. U.S. federal net operating loss carryforwards that were generated during the years ended March 31, 2020, 2021, 2022, 2023, and 2024 of approximately $47.9 million, do not expire.

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

The differences between the U.S. statutory federal tax rate and our effective tax rate are as follows:

	For the Year Ended March 31,
	2024	2023
Provision at the U.S. statutory federal tax rate	21.0%	21.0%
State income taxes, net of federal benefit	14.2%	8.0%
Change in valuation allowance	(27.8)%	(27.8)%
Non-deductible expenses	(1.0)%	(8.3)%
Executive officer compensation limitation – Section 162(m)	—%	(2.0)%
Goodwill impairment	(6.3)%	—
Losses from non-consolidated entities	—%	7.9%
Other	—%	(0.1)%
Income tax expense	(0.1)%	(1.3)%

We file income tax returns in the U.S. federal jurisdiction, various U.S. states, and India. For federal income tax purposes, our fiscal 2021 through 2024 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For U.S. state tax purposes, our fiscal 2020 through 2024 tax years generally remain open for examination by most of the tax authorities under a four-year statute of limitations. For Indian income tax purposes, our fiscal 2022 through 2024 tax years remain open for examination by the tax authorities.

8. SUBSEQUENT EVENTS

Terrifier 3 Financing

On April 5, 2024, Cineverse Terrifier LLC (“T3 Borrower”), a wholly-owned subsidiary of the Company entered into a Loan and Security Agreement with BondIt LLC (“T3 Lender”) and the Company, as guarantor (the “T3 Loan Agreement”).

The T3 Loan Agreement provides for a term loan with a principal amount not to exceed $3,666 thousand (the “T3 Loan”), and a maturity date of April 1, 2025, with a permitted extension of the term for 120 days under certain conditions. The T3 Loan bears no interest until the maturity date other than an interest advance equal to $576 thousand at the closing of the T3 Loan on April 5, 2024. If the T3 Loan is extended as noted above, the T3 Loan will bear interest at a rate of 1.44% per month. T3 Borrower may prepay the obligations under the T3 Loan, in full or in part, without penalty or premium. The proceeds under the T3 Loan Agreement will be used for the funding under the Company’s distribution arrangements for the film titled Terrifier 3 (the “Film”). The T3 Loan Agreement contains customary covenants, representation and warranties and events of default.

After the principal of the T3 Loan is paid in full, T3 Lender will be entitled to receive 15% of all royalties earned by the Company on the Film under its distribution agreements for the Film until T3 Lender has received 1.75 times the full commitment amount of $3,666 thousand, consisting of the principal amount plus interest and fees advanced to T3 Borrower, plus any extension interest. The T3 Loan is secured by a first priority interest in all of T3 Borrower’s rights and interest in the Film and the distribution agreements, including the proceeds to T3 Borrower from the distribution of the Film.

The Company entered into a Guaranty Agreement pursuant to which it provided a guarantee of the T3 Loan which is capped at obligations not exceeding $1,500 thousand (the “Guaranty Agreement”). The Guaranty is subordinated in payment and performance to the Line of Credit Facility pursuant to an intercreditor agreement between EWB and the T3 Lender, and acknowledged by the Company and the T3 Borrower. In connection with the T3 Loan Agreement, the Company entered into Amendment No. 3 to the Amended and Restated Loan, Guaranty and Security Agreement dated as of September 15, 2022 with East West Bank and the Guarantors named therein, as amended to date (the “EWB Amendment”) to facilitate the T3 Loan and the Guarantee.

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

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in the Exchange Act), as of March 31, 2024. Based on such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures in our internal control over financial reporting as of March 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except that we have redesigned our royalty accrual estimation process, following the upgrade of certain accounting systems and integration of acquirees into a more centralized accounting process.

ITEM 9B. OTHER INFORMATION

On February 29, 2024, the Board approved the renewal of the previously approved stock repurchase program to purchase up to an aggregate of 500,000 shares of its outstanding Class A common stock. Acquisitions pursuant to the stock repurchase program may be made through a combination of open market repurchases in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, and/or other transactions at the Company’s discretion. The stock repurchase program, which is subject to certain consents, will expire on March 1, 2025 unless otherwise modified by the Board at any time in its sole discretion.

The Company did not make any purchases under this plan during the fiscal year ended, March 31, 2024. In May 2024, the Company entered into a plan with B. Riley Securities, Inc. intended to satisfy the affirmative defense conditions of Rule 10b5-1 promulgated under the Exchange Act. and under this plan purchased 184,495 shares for a total of $188 thousand, gross of fees in May 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Christopher J. McGurk, 67, has been the Company’s Chief Executive Officer and Chairman of the Board since January 2011. Mr. McGurk was the founder and Chief Executive Officer of Overture Films from 2006 until 2010, and also the Chief Executive Officer of Anchor Bay Entertainment, which distributed Overture Films’ products to the home entertainment industry. From 1999 to 2005, Mr. McGurk was Vice Chairman of the Board and Chief Operating Officer of Metro-Goldwyn-Mayer Inc. (“MGM”), acting as the company’s lead operating executive until MGM was sold for approximately $5 billion to a consortium of investors. Mr. McGurk joined MGM from Universal Pictures, where he served in various executive capacities, including President and Chief Operating Officer, from 1996 to 1999. From 1988 to 1996, Mr. McGurk served in several senior executive roles at The Walt Disney Studios, including Studios Chief Financial Officer and President of The Walt Disney Motion Picture Group. Mr. McGurk has previously served on the boards of IDW Media Holdings, Inc., BRE Properties, Inc., DivX Inc., DIC Entertainment, Pricegrabber.com, LLC and MGM Studios, Inc. Mr. McGurk has had a long and transformative executive career in film, TV and streaming content industries.

Peter C. Brown, 65, has been a member of the Board since September 2010. He is Chairman of Grassmere Partners, LLC, a private investment firm he founded in 2009. He served as Chairman of the Board, Chief Executive Officer, and President of AMC Entertainment Inc. (“AMC”), one of the world’s leading theatrical exhibition companies, from 1999 to 2009, and Chief Financial Officer from 1991 to 1999. In 1997, he founded EPR Properties, (NYSE: EPR) a real estate investment trust and served as Chairman of the Board until 2003. He currently serves on the board of EPR Properties. Mr. Brown also serves as a director of Lumen Technologies, Inc. (NYSE: LUMN), an international facilities-based technology and communications company. Past additional public company boards include National CineMedia, Inc., Midway Games, Inc., LabOne, Inc., and Protection One, Inc.

Mary Ann Halford, 65, has been a member of the Board since December 2023. Ms. Halford is an internationally recognized media and entertainment operator, advisor, and entrepreneur. She is the Founder and Managing Principal of Halford Media Advisory, working with clients in the US and internationally on transformation strategies. Prior to setting up her own firm, she was a Partner at Altman Solon, a Telecommunications, Media, and Technology (“TMT”) strategy consultancy focusing on the media industry. Ms. Halford has previously served as a Senior Managing Director at FTI Consulting and EVP of Fox International Entertainment Channels, a division of Fox Entertainment Group. In 2002, she co-founded El Camino Entertainment Group which consolidated operating businesses in the live family entertainment industry, which currently operates as North American Midway Entertainment. Ms. Halford also serves on the board of EightCo Holdings (NASDAQ: OCTO). Past board positions include director of Media and Games Invest (OMX: M8G), Vinco Ventures (NASDAQ: BBIG) and Triton Digital (private).

Patrick W. O’Brien, 77, has been a member of the Board since July 2015. He currently serves as the Managing Director & Principal of Granville Wolcott Advisors, a company he formed in 2009, which provides business consulting, due diligence and asset management services for public and private clients. Mr. O’Brien has previously served as Chairman of the Board and CEO of Livevol, Inc., a private company that was a leader in equity and index options technology, which was successfully sold to CBOE Holdings. During the past five years, Mr. O’Brien has also served on the boards of Creative Realities, Inc., ICPW Liquidation Trust, and Merriman Holdings, Inc.

Executive Officers

The Company’s executive officers are Christopher J. McGurk, Chief Executive Officer and Chairman of the Board, Erick Opeka, President and Chief Strategy Officer, Gary S. Loffredo, Chief Legal Officer, Secretary and Senior Advisor, Tony Huidor, Chief Operating Officer and Chief Technology Officer, Mark Lindsey, Chief Financial Officer, Yolanda Macias, Chief Content Officer, and Mark Torres, Chief People Officer. Biographical information for Mr. McGurk is included above.

Erick Opeka, 50, has served as the Company’s Chief Strategy Officer and President since December 2020, overseeing the day-to-day operations of the Company's streaming and distribution operations, and driving Cineverse's corporate strategy and M&A initiatives. Prior to his current role, Mr. Opeka served as EVP of the company’s Global Digital Distribution business. Before joining Cineverse, he co-founded and led the independent distributor New Video's streaming business. Mr. Opeka began his entertainment career at Madstone Entertainment, and prior to that, he served in the US Army infantry. He currently serves as the Vice Chairman of streaming trade organization OTT.X and on the Board of Directors of film and television production company Roundtable Entertainment. Mr. Opeka holds a BA degree from The University of Texas at Austin and an MBA from Florida State University.

Gary S. Loffredo, 59, is the Company’s Chief Legal Officer, Secretary and Senior Advisor. Mr. Loffredo has served in numerous executive leadership roles with the Company since joining in 2000 including President, Chief Operating Officer, Senior Vice President of Business Affairs, and General Counsel. He also served as President of Digital Cinema from 2011 to 2023, as Interim Co-Chief Executive Officer from June 2010 through December 2010, and was a member of the Company’s Board of Directors from September 2000 - October 2015. Prior to joining Cineverse, from March 1999 to August 2000, Mr. Loffredo was Vice President, General Counsel and Secretary of Cablevision Cinemas d/b/a Clearview Cinemas, a film exhibitor. From September 1992 to February 1999, he was an attorney at the law firm of Kelley Drye & Warren LLP.

Tony Huidor, 55, is the Company’s Chief Operating Officer and Chief Technology Officer. Since joining Cineverse in 2015, Huidor has managed the launch and daily operations of the Company’s portfolio of all subscription and ad-supported digital-first channels. He conceived and designed Cineverse’s proprietary Matchpoint Dispatch™ distribution platform and oversees overall product development of Matchpoint Blueprint™which powers all streaming apps for Cineverse’s portfolio of streaming services. In addition, Mr. Huidor recently developed cineSearch which is the Company’s AI-based conversational chatbot for advanced content recommendations. Prior to joining the Company, Mr. Huidor served as Vice President of Operations for Universal Music Group (UMG) and then VP of Technical Product Development for Universal Music Group Distribution (UMGD). Prior to his tenure at Universal Music Group, Mr. Huidor worked as Director of Product Development for the Walt Disney Internet Group, where he was responsible for the creation and development of subscription-based entertainment services worldwide.

Mark Lindsey, 57, is the Company’s Chief Financial Officer. Mr. Lindsey oversees all facets of accounting including reporting, financing, working capital management, treasury, tax compliance and planning, internal controls and policy development. Prior to joining Cineverse he most recently served as Chief Accounting Officer and acting Chief Financial Officer for Firefly Systems, Inc., a digital out-of-home (DOOH) and mobility advertising company. Mr. Lindsey was also CFO and CCO for Canapi Ventures, a financial technology-focused venture capital firm. Earlier in his career Mr. Lindsey served in related executive capacities with American Capital, LTD., XM Satellite Radio, the Public Company Accounting Oversight Board and PricewaterhouseCoopers.

Yolanda Macias, 59, joined Cineverse in 2013 and has been the Chief Content Officer of Cineverse Entertainment Group since December 2020. She is responsible for acquiring global content rights for all distribution and streaming platforms and oversees marketing. Ms. Macias has over 25 years of entertainment distribution experience, including executive positions at Vivendi/Universal from 2004 to 2012, DIRECTV from 1996 to 2003, and The Walt Disney Company from 1992 to 1995. Ms. Macias serves on the board of Skechers USA, Inc. (NYSE: SKX) and as vice chair for C5LA a non-profit organization supporting under resourced and high potential teen. Macías received her MBA from the J.L. Kellogg Graduate School of Management at Northwestern University and her B.S. degree in Finance from California State University, Northridge.

Mark Torres, 64, is the Company’s Chief People Officer. He joined Cineverse in 2018 as Senior Vice President of Human Resources. Mr. Torres has served as a senior human resources executive for over 20 years, including prior to the Company, at Sony Pictures Entertainment, Ticketmaster and Reed Elsevier/Variety, as well as several technology and media start-up companies. Mr. Torres served as SVP of People & Culture at AdTec Rubicon Project (now

Magnite). Mr. Torres is a graduate of California State University, Long Beach with a bachelor’s degree in Telecommunications.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10% of its Common Stock to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all such reports they file.

Based on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that none of its directors, executive officers or persons who beneficially own more than 10% of the Common Stock failed to comply with Section 16(a) reporting requirements during the fiscal year ended March 31, 2024 (the “Last Fiscal Year”), except for Mr. Torres, who filed a late Form 3.

Code of Business Conduct and Ethics

We have adopted a code of ethics applicable to all members of the Board, executive officers and employees. Such code of ethics is available on our Internet website, www.investor.cineverse.com. We intend to disclose any amendment to, or waiver of, a provision of our code of ethics by filing a Form 8-K with the SEC.

Stockholder Communications

The Board currently does not provide a formal process for stockholders to send communications to the Board. In the opinion of the Board, it is appropriate for the Company not to have such a process in place because the Board believes there is currently not a need for a formal policy due to, among other things, the limited number of stockholders of the Company. While the Board will, from time to time, review the need for a formal policy, at the present time, stockholders who wish to contact the Board may do so by submitting any communications to the Company’s Secretary, Mr. Loffredo, 224 W. 35th St. Suite 500, #947 New York, New York 10001, with an instruction to forward the communication to a particular director or the Board as a whole. Mr. Loffredo will receive the correspondence and forward it to any individual director or directors to whom the communication is directed.

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

The Board intends to meet at least quarterly and the independent directors serving on the Board intend to meet in executive session (i.e., without the presence of any non-independent directors and management) immediately following regularly scheduled Board meetings. During the Last Fiscal Year, the Board held nine (9) meetings. Each current member of the Board, who was then serving, attended at least 75 percent of the total number of meetings of the Board, and of the committees of the Board on which they served in the Last Fiscal Year. Messrs. Brown and O’Brien and Ms. Halford are considered “independent” under the rules of the SEC and Nasdaq.

The Company does not currently have a policy in place regarding attendance by Board members at the Company’s annual meetings of stockholders.

The Board has three standing committees, consisting of an Audit Committee, a Compensation Committee and a Nominating Committee. Membership in each committee is shown in the following table.

	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Christopher J. McGurk*
Mary Ann Halford	●	▲	●
Peter C. Brown	▲	●	●
Patrick W. O’Brien**	●	●	▲

▲ Committee Chair ● Committee Member * Chairperson of the Board ** Lead Independent Director

Audit Committee

The Audit Committee consists of Messrs. Brown and O’Brien and Ms. Halford. Mr. Brown is the Chair of the Audit Committee. The Audit Committee held four (4) meetings in the Last Fiscal Year. The Audit Committee has met with the Company’s management and the Company’s independent registered public accounting firm to review and help ensure the adequacy of its internal controls and to review the results and scope of the auditors’ engagement and other financial reporting and control matters. Mr. Brown is financially literate, and Mr. Brown is financially sophisticated, as those terms are defined under the rules of Nasdaq. Mr. Brown is also a financial expert, as such term is defined under the Sarbanes-Oxley Act of 2002. Messrs. Brown and O’Brien and Ms. Halford are considered “independent” under the rules of the SEC and Nasdaq.

The Audit Committee has adopted a formal written charter (the “Audit Charter”). The Audit Committee is responsible for ensuring that the Company has adequate internal controls and is required to meet with the Company’s auditors to review these internal controls and to discuss other financial reporting matters. The Audit Committee is also responsible for the appointment, compensation and oversight of the auditors. Additionally, the Audit Committee is responsible for the review and oversight of all related party transactions and other potential conflict of interest situations between the Company and its officers, directors, employees and principal stockholders. The Audit Committee Charter is available on the Company’s Internet website at www.investor.cineverse.com.

Compensation Committee

The Compensation Committee consists of Messrs. Brown and O’Brien and Ms. Halford. Ms. Halford is the Chair of the Compensation Committee. The Compensation Committee met two (2) times during the Last Fiscal Year and acted three (3) times by unanimous written consent in lieu of holding a meeting. The Compensation Committee approves the compensation package of the Company’s Chief Executive Officer and, based on recommendations by the Company’s Chief Executive Officer, approves the levels of compensation and benefits payable to the Company’s other executive officers, reviews general policy matters relating to employee compensation and benefits and recommends to the entire Board, for its approval, stock option and other equity-based award grants to its executive officers, employees and consultants and discretionary bonuses to its executive officers and employees. The Compensation Committee has the authority to appoint and delegate to a sub-committee the authority to make grants and administer bonus and compensation plans and programs. Messrs. Brown and O’Brien and Ms. Halford are considered “independent” under the rules of the SEC and the Nasdaq.

The Compensation Committee has adopted a formal written charter (the “Compensation Charter”). The Compensation Charter sets forth the duties, authorities and responsibilities of the Compensation Committee. The Compensation Committee Charter is available on the Company’s Internet website at www.investor.cineverse.com.

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

SEC rules adopted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010 (the “Dodd-Frank Act”), enable our stockholders to vote to approve, on a non-binding, advisory basis, the compensation of our named executive officers as disclosed in the Company’s proxy statements. The Company annually holds an advisory vote on executive compensation at its annual meetings.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Messrs. Brown, and O’Brien and Ms. Halford. Ms. Halford is the Chair of the Compensation Committee. None of such members was, at any time during the Last Fiscal Year or at any previous time, an officer or employee of the Company.

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

Nominating Committee

The Nominating Committee consists of Messrs. Brown and O’Brien and Ms. Halford. Mr. O'Brien is the Chair of the Nominating Committee. The Nominating Committee held one (1) meeting during the Last Fiscal Year. The Nominating Committee evaluates and approves nominations for annual election to, and to fill any vacancies in, the Board and recommends to the Board the directors to serve on committees of the Board. The Nominating Committee also approves the compensation package of the Company’s directors. Messrs. Brown and O’Brien and Ms. Halford are considered “independent” under the rules of the SEC and the Nasdaq.

The Nominating Committee has adopted a formal written charter (the “Nominating Charter”). The Nominating Charter sets forth the duties and responsibilities of the Nominating Committee and the general skills and characteristics that the Nominating Committee employs to determine the individuals to nominate for election to the Board. The Nominating Committee Charter is available on the Company’s Internet website at www.investor.cineverse.com.

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

Recoupment (“Clawback”) Policy

The Company has a policy to recapture compensation as currently required under the Sarbanes-Oxley Act and the rules of The Nasdaq Stock Market. However, there have been no instances to date where it needed to recapture any compensation.

Additionally, we recognize that our compensation program is subject to the stock exchange listing standards required by Section 954 of the Dodd-Frank Act effective in October 2023, which required that stock exchange listing standards be amended to require issuers to adopt a policy providing for the recovery from any current or former executive officer of any incentive-based compensation (including stock options) awarded during the three-year period prior to an accounting restatement resulting from material noncompliance of the issuer with financial reporting requirements.

Restrictions on Speculative Transactions

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

Stock Ownership Guidelines

The Board has adopted stock ownership guidelines for its non-employee directors, pursuant to which the non-employee directors are required to acquire, within three (3) years, and maintain until separation from the Board, shares equal in value to a minimum of three (3) times the value of the annual cash retainer (not including committee or per-meeting fees) payable to such director. Shares acquired as Board retainer fees and shares owned by an investment entity with which a non-employee director is affiliated may be counted toward the stock ownership requirement. As of March 31, 2024, each of Messrs. Brown and O’Brien and Ms. Halford currently meet the stock ownership guidelines.

Environmental, Social and Governance (ESG)

The Company is committed to responsible and sustainable business practices. We are currently in the process of building our ESG strategy, with the goal of transparently communicating about our most material ESG impacts and initiatives.

Sustainability

The Company is committed to working in a responsible and sustainable way to produce as few negative environmental effects as possible from our operations. Our core business does not result in any significant negative environmental effects. We note our leading role in the conversion, starting in 2005, from using analog films, which had to be shipped to theatre destinations, causing greenhouse gas emissions and ultimately waste of the film after use, to digital projection of virtually all major and independent studio films, which are now electronically delivered to theatre destinations. In addition, our current business concentrates on digital and streaming distribution of content, which again is environmentally-friendly. This conversion and streaming approach significantly reduces the carbon footprint associated with the film exhibition industry.

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

Health and Safety

We are focused on the health, safety and well-being of our employees. We provide mental and physical well-being programs to all employees. .

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

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers

The following table sets forth certain information concerning compensation received by the Company’s named executive officers ("NEOs"), consisting of the Company’s Chief Executive Officer and its two other most highly compensated individuals who were serving as executive officers at the end of the Last Fiscal Year, plus up to two additional persons for whom disclosures would have been provided but for the fact that they were not serving as executive officers at the end of the Last Fiscal Year, for services rendered in all capacities during the Last Fiscal Year.

SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Christopher J. McGurk	2024	650,000	325,000	—	—	39,286	1,014,286
Chief Executive Officer	2023	650,000	707,969	26,250	1,200,000	39,431	2,623,650
and Chairman	2022	650,000	650,000	90,146	—	33,500	1,423,646

Gary S. Loffredo	2024	460,000	161,000	—	196,323	55,521	872,844
Chief Legal Officer,	2023	460,000	350,717	15,750	—	58,785	885,252
Secretary and Senior Adviser	2022	460,000	322,000	54,088	—	33,810	869,898

Erick Opeka	2024	475,000	120,000	—	368,106	55,536	1,018,642
Chief Strategy Officer	2023	400,000	261,404	15,750	—	49,571	726,725
and President of Digital Networks	2022	400,000	240,000	54,088	—	20,327	714,415

(1)
The Company's bonus program, the MAIP incentive program, is described below. For fiscal year 2023 and 2024, the MAIP bonuses were settled in the Company's Common Stock.

(2)
Includes performance share units (“PSUs”) earned during the respective fiscal year. See above for a description of the material terms of the PSUs.
(3)
The amounts in this column reflect the grant date fair value for all fiscal years presented in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in footnote 2 to the Company’s audited financial statements for the fiscal years ended March 31, 2024 and 2023, included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “Form 10-K”).
(4)
Includes life insurance premiums, disability insurance premiums and certain medical expenses paid by the Company for each NEO.

Employment agreements between the Company and Named Executive Officers

Christopher J. McGurk. On October 17, 2022, the Company entered into an employment agreement with Christopher J. McGurk (the “2022 McGurk Employment Agreement”). The 2022 McGurk Employment Agreement took effect on April 1, 2023, and has a term ending on March 31, 2026 with an automatic one-year renewal unless either party provides written notice to the other no later than ninety days prior to the expiration of the initial term. Pursuant to the 2022 McGurk Employment Agreement, Mr. McGurk will continue to serve as the Chief Executive Officer and Chairman of the Board of the Company.

The 2022 McGurk Employment Agreement also provides that Mr. McGurk will receive an annual base salary of $650,000 and will be eligible for (i) under the Company’s Management Annual Incentive Plan, a Target Bonus opportunity of $650,000 consistent with goals established from time to time by the Compensation Committee, (ii) under the 2017 Plan, performance share units for up to 25,000 shares of Common Stock, subject to EBITDA targets to be determined in the sole and absolute discretion of the Compensation Committee and financial performance targets, and such other terms as the Compensation Committee shall determine, and (iii) under the 2017 Plan, 125,000 SARs having an exercise price of $9.60 and a term of ten (10) years, one-third (1/3) of which will vest on April 1 of each of 2023, 2024 and 2025, provided that any unvested SARs shall immediately vest upon termination following a Change in Control (as defined in the 2017 Plan) or a termination other than for Cause (as defined in the 2022 McGurk Employment Agreement). Mr. McGurk will also be entitled to participate in all benefit plans and programs that the Company provides to its senior executives.

The 2022 McGurk Employment Agreement provides that, in the event of a termination without Cause (as defined in the 2022 McGurk Employment Agreement) or a resignation for Good Reason (as defined in the 2022 McGurk Employment Agreement), Mr. McGurk shall be entitled to payment of (i) the greater of any Base Salary for the remainder of the Term or eighteen (18) months’ Base Salary at the time of termination and (ii) an amount equivalent to one and one-half (1.5) times the average of the last two (2) bonus payments under the MAIP, if any, under the 2022 McGurk Employment Agreement. In the event of, on or after April 1, 2023 and within two (2) years after a Change in Control (as defined in the Plan), a termination without Cause (other than due to Mr. McGurk’s death or disability), a resignation for Good Reason, or upon notice by the Company that it does not wish to renew the Term (as defined in the McGurk Employment Agreement), then in lieu of receiving the amounts described above, Mr. McGurk would be entitled to receive a lump sum payment equal to three (3) times the sum of (a) his then-current annual Base Salary and (b) his Target Bonus for the year of termination.

Erick Opeka. On May 16, 2023, the Company entered into an employment agreements with Erick Opeka (the “Opeka Employment Agreement,”). The Opeka Employment Agreements was effective as of May 1, 2023 and supersedes the prior employment agreement between the Company and Mr. Opeka. The Opeka Employment Agreement has a term ending on April 30, 2025 with an automatic one-year renewal unless either party provides written notice to the other no later than ninety days prior to the expiration of the initial term.

Pursuant to the Opeka Employment Agreement, Mr. Opeka will serve as the Chief Strategy Officer and President of the Company. The Opeka Employment Agreement also provides that Mr. Opeka will receive an annual base salary of $475,000 and will be eligible for (i) under the Company’s Management Annual Incentive Plan (“MAIP”), a target bonus opportunity (the “Target Bonus”) of $356,250 consistent with goals established from time to time by the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors, (ii) under the Company’s 2017 Equity Incentive Plan (the “Plan”), performance share units for up to 15,000 shares of the Company’s Class A common stock (the “Common Stock”), subject to EBITDA targets to be determined in the sole and absolute discretion of the Compensation Committee and financial performance targets, and such other terms as the Compensation Committee shall determine (“PSUs”), and (iii) under the Plan, 75,000 stock appreciation rights (“SARs”) having an exercise price of $5.80 and a term of ten (10) years, one-third (1/3) of which will vest on May 16, 2024, one-third (1/3) on May 1, 2025 and the final one-third (1/3) on May 1, 2026 (the “SAR Vesting Schedule”), provided that any unvested SARs shall immediately vest upon termination following a Change in Control (as defined in the Plan) or a termination other than for Cause (as defined in the Opeka Employment Agreement). Mr. Opeka will also be entitled to participate in all benefit plans and programs that the Company provides to its senior executives.

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

Gary S. Loffredo. On May 16, 2023, the Company entered into an employment agreement with Gary S. Loffredo (the “Loffredo Employment Agreement”). The Loffredo Employment Agreement was effective as of May 1, 2023 and supersedes the prior employment agreement between the Company and Mr. Loffredo. The Loffredo Employment Agreement has a term ending on April 30, 2025 with an automatic one-year renewal unless either party provides written notice to the other no later than ninety days prior to the expiration of the initial term.

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

Equity Compensation Plans

The following table sets forth certain information, as of March 31, 2024, regarding the shares of Cineverse’s Class A common stock under Cineverse’s equity compensation plan.

Plan	Number of shares of Class A common stock issuable upon exercise of outstanding options, warrants or rights (1)	Weighted average of exercise price of outstanding options, warrants and rights	Number of shares of Class A common stock remaining available for future issuance
Cineverse Second Amended and Restated 2000 Equity
Incentive Plan (“the 2000 Plan”)	892	$289.57	—
Cineverse 2017 Equity Incentive Plan (the “2017 Plan”)	775,701	$13.58	1,279,212

(1)
Shares of Common Stock.

The 2000 Plan

Our Board originally adopted the 2000 Plan on June 1, 2000 and our shareholders approved the 2000 Plan by written consent in July 2000. Certain terms of the Plan were last amended and approved by our shareholders in September 2016. Under the 2000 Plan, we may grant incentive and non-statutory stock options, stock, restricted stock, restricted stock units (RSUs), stock appreciation rights, and performance awards to our employees, non-employee directors and consultants. The primary purpose of the 2000 Plan is to enable us to attract, retain and motivate our employees, non-employee directors and consultants. The term of the 2000 Plan expired on June 1, 2020. The 2000 Plan has been replaced by the 2017 Plan, and no new awards will be granted from the 2000 Plan; however, the adoption of the 2017 Plan did not affect awards already granted under the 2000 Plan.

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

Our Common Stock is listed for trading on Nasdaq under the symbol “CNVS”.

The following table sets forth certain information concerning outstanding equity awards of the NEOs at the end of the Last Fiscal Year. All outstanding stock awards reported in this table represent restricted stock that vests in equal annual installments over three years. At the end of the Last Fiscal Year, there were no unearned equity awards under performance-based plans.

OUTSTANDING EQUITY AWARDS AT MARCH 31, 2024

EQUITY AWARDS (1)							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Christopher J. McGurk	35,000	(2)	—		29.40	6/7/2028	—	—
	125,000	(3)	—		10.80	11/19/2030
	41,666	(4)	83,334	(5)	9.60	10/17/2032	—	—

Gary S. Loffredo	30,000	(5)	—		29.40	9/13/2031	—	—
	60,000	(6)	—		12.80	12/3/2030	—	—
	—		40,000	(7)	5.80	5/16/2033	—	—

Erick Opeka	400	(8)	—		362.00	9/2/2024	—	—
	17,750	(9)	—		23.20	9/28/2028	—	—
	60,000	(10)	—		12.80	12/20/2030	—	—
	—		75,000	(11)	5.80	5/16/2033	—	—

(1)
Reflects stock appreciation rights granted under the 2000 Plan and SARs granted under the 2017 Plan.
(2)
Consists of stock appreciation rights, of which 1/3 vested on March 31 of each 2019, 2020 and 2021.
(3)
Consists of stock appreciation rights, of which 62,500 vested on each of November 19, 2020 and March 31, 2023.
(4)
Consists of stock appreciation rights, of which 41,666 vested on April 1, 2023, and 41,667 subsequently vested on April 1, 2024, and 41,667 will vest on April 1, 2025.
(5)
Consists of stock appreciation rights, of which 1/3 of which vested on December 10 of each 2019, 2020 and 2021.
(6)
Consists of stock appreciation rights, of which 25,000 vested on March 31 of each 2023 and 2022; and 10,000 vested on June 30, 2023.
(7)
Of such stock appreciation rights, 13,333 vest on May 16, 2024, 13,333 vest on May 1, 2025 and 13,334 vest on May 1, 2026.
(8)
Consists of options, of which 100 vested on September of each of 2015, 2016, 2017, and 2018.
(9)
Consists of stock appreciation rights, of which 1/3 vested on March 31 of each 2019, 2020, and 2021.
(10)
Of such stock appreciation rights, 25,000 vested on March 31, 2022, 25,000 vested on March 31, 2023 and 10,000 vest on December 31, 2023.
(11)
Of such stock appreciation rights, 25,000 vest on May 16, 2024, 25,000 vest on May 1, 2025 and 25,000 vest on May 1, 2026.

Non-employee Directors

The following table sets forth certain information concerning compensation earned by the Company’s non-employee directors for services rendered as a director during the Last Fiscal Year.

Name	Cash Fees Earned ($)	Stock Awards ($) (1)	Total ($)
Peter C. Brown	$91,848	$90,000	$181,848
Patrick W. O’Brien	$105,000	$90,000	$195,000
Mary Ann Halford (2)	$26,793	$270,000	$296,793
Ashok Amritraj (3)	$37,500	$-	$37,500
Peixin Xu (3)	$30,000	$-	$30,000

(1) Peter C. Brown and Patrick O'Brien received 80,372 shares of restricted stock and Mary Ann Halford received 241,115 shares of restricted stock, which remain unvested as of March 31, 2024.

(2) Mary Ann Halford joined the board on December 8, 2023

(3) Ashok Amritraj and Peixin Xu left the Board of Directors on December 8, 2023

Non-employee directors receive the following compensation for board service. The annual cash retainer amount is $60,000 and the annual stock grant of restricted shares of Common Stock amount is valued at $90,000 based on the trailing 20-day volume weighted average price (“VWAP”) of the Common Stock as of the date of the most recent prior annual shareholder’s meeting. In addition, non-employee directors receive annual committee fees of $15,000 for service as a committee chair and of $5,000 for service on a committee (other than as chair). In addition to the cash and stock retainers paid to all non-employee directors for Board service, the Lead Independent Director receives an annual cash fee of $20,000. Finally, new non-employee directors will receive a grant of restricted stock valued at $180,000 based on the trailing 20-day VWAP of the Common Stock as of the grant date (the date the director joins the Board), and such shares will vest in three equal installments on the first three anniversaries of the date of grant.

The Company has adopted Stock Ownership Guidelines for its non-employee directors as discussed under MATTERS RELATING TO OUR GOVERNANCE, above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 17, 2024, the Company’s directors, executive officers, and principal stockholders beneficially own, directly or indirectly, in the aggregate, approximately 20.8% of its outstanding Common Stock. These stockholders have significant influence over the Company’s business affairs, with the ability to control matters requiring approval by the Company’s stockholders.

The following table sets forth as of June 17, 2024, certain information with respect to the beneficial ownership of the Common Stock as to (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of the Class A common stock, (ii) each of the Company’s directors, (iii) each of the NEOs and (iv) all of the Company’s directors and executive officers as a group.

CLASS A COMMON STOCK

	Shares Beneficially Owned (b)
Name (a)	Number		Percent
Christopher J. McGurk	789,377	(c)	4.9%
Gary S. Loffredo	273,459	(d)	1.7%
Erick Opeka	297,113	(e)	1.9%
Mary Ann Halford	241,115		1.5%
Peter C. Brown	108,118	(f)	*
Patrick W. O’Brien	104,060		*
Peixin Xu	958,782	(g)	6.1%
All directors and executive officers as a group (9 persons)	2,402,754	(h)	14.9%

(a)
Unless otherwise indicated, the business address of each person named in the table is c/o Cineverse Corp., 224 W. 35th St. Suite 500, #947 New York, New York 10001.
(b)
Applicable percentage of ownership is based on 15,606,341 shares of Common Stock outstanding as of June 17, 2024 together with all applicable options, warrants and other securities convertible into shares of our Common Stock for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of Common Stock subject to options, warrants or other convertible securities exercisable within 60 days after June 17, 2024 are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or other convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except as otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares of Common Stock shown. Certain information is based on the numbers of shares reported in the most recent Schedule 13D or Schedule 13G, as amended, as applicable, filed by stockholders with the SEC through June 17, 2024 and information provided by holders or otherwise known to the Company
(c)
Includes (i) 243,332 shares of Class A common stock underlying currently exercisable stock appreciation rights and (ii) 103,526 shares owned by the Christopher and Jamie McGurk Living Trust, of which Mr. McGurk is a trustee.
(d)
Includes 103,333 shares of Class A common stock underlying currently exercisable stock appreciation rights.
(e)
Includes (i) 400 shares of Common Stock underlying currently exercisable options and (ii) 102,750 shares of Common Stock underlying currently exercisable stock appreciation rights.
(f)
Includes 4,603 shares owned by Grassmere Partners LLC, of which Mr. Brown is Chairman. Mr. Brown disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein.
(g)
Includes (i) 21,585 shares of Common Stock owned directly, (ii) 410,884 shares of Common Stock held by Mingtai Investment LP (“Mingtai”), (iii) 194,931 shares of Common Stock held by Antai Investment LP (“Antai”), and (v) 331,382 shares of Common Stock held by Shangtai Asset Management LP (“Shangtai”). BEMG is wholly-owned by Bison Capital Holding Company Limited. Mr. Xu’s spouse, Fengyun Jiang, is the sole owner of Bison Capital Holding Company Limited. Mingtai is indirectly managed by a subsidiary of Bison Finance Group Limited (“BFGL”), which is controlled by Mr. Xu. Shangtai is indirectly managed by a subsidiary of BFGL. Mr. Xu controls the manager of the general partner of Antai. The business address of Mr. Xu is 609-610 21st Century Tower, No. 40 Liangmaqiao Road, Chaoyang District, Beijing, China, 100016. Information presented is based Amendment No. 4 to Schedule 13D filed by Mr. Xu on May 31, 2023.

(h)
Includes a total of 524,279 shares that are not currently outstanding, consisting of (i) 697 shares of Common Stock underlying currently exercisable options and (ii) 523,582 shares of Common Stock underlying currently exercisable stock appreciation rights

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

There have been no significant reportable transactions or currently proposed transactions between the Company and any director or executive officer of the Company or any 5% security holder of the Company or any member of the immediate family of any of the foregoing persons, since the beginning of the Last Fiscal Year.

On January 5, 2022, the Company entered into a letter agreement with Hyde Park, pursuant to which the Company and Hyde Park are collaborating on the development, production and/or distribution of a project based on the novel Audition by Ryu Murakami (the “Audition Project”). Each of the Company and Hyde Park owns 50% of the rights in connection with the Audition Project. The Company paid $100 thousand to Hyde Park plus $26 thousand in legal fees to counsel for the Audition project. Ashok Amritraj, a former director of the Company whose role ended in December 2023, is the Chairman and CEO of Hyde Park and has an interest in 100% of the revenues of Hyde Park. The approximate dollar value of the amount of Mr. Armitraj's interest in the transaction is undeterminable at this time. Mr. Amritraj is a current board member and related party to the Company.

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

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board, and the Board approved, that the audited financial statements be included in the Form 10-K for the year ended March 31, 2024 for filing with the SEC.

Respectfully submitted,

The Audit Committee of the Board of Directors

Peter C. Brown, Chairman

Mary Ann Halford

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

The Company’s Audit Committee has adopted policies and procedures for pre-approving all services, including non-audit work, performed by EisnerAmper LLP for the fiscal years ended March 31, 2024 and 2023. In determining whether to approve a particular audit or permitted non-audit service, the Audit Committee will consider, among other things, whether the service is consistent with maintaining the independence of the independent registered public accounting firm. The Audit Committee will also consider whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service to our Company and whether the service might be expected to enhance our ability to manage or control risk or improve audit quality. Specifically, the Audit Committee has pre-approved the use of EisnerAmper LLP for detailed, specific types of services within the following categories of non-audit services: acquisition due diligence and audit services; tax services; and reviews and procedures that the Company requests EisnerAmper LLP to undertake on matters not required by laws or regulations. In each case, the Audit Committee has required management to obtain specific pre-approval from the Audit Committee for any engagements.

The aggregate fees billed for professional services by EisnerAmper LLP for these various services were:

Type of Fees	For the fiscal year ended March 31,
	2024	2023
(1) Audit Fees	$580,650	$558,075
(2) Audit-Related Fees	—	—
(3) Tax Fees	—	—
(4) All Other Fees	—	—
	$580,650	$558,075

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees the Company paid EisnerAmper LLP for professional services for the audit of the Company’s consolidated financial statements for the fiscal years ended March 31, 2024 and 2023 included in Form 10-K and review of consolidated financial statements incorporated by reference into Form S-1 and Form S-3 and included in Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories. All of the services set forth in sections (1) through (4) above were approved by the Audit Committee in accordance with the Audit Committee Charter.

For the fiscal years ended March 31, 2024 and 2023, the Company retained a firm other than EisnerAmper LLP for tax compliance, tax advice and tax planning.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See Index to Financial Statements in Item 8 herein.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The exhibits are listed in the Exhibit Index beginning on the following page herein.

EXHIBIT INDEX

Exhibit		Description of Document
3.1	-	Fifth Amended and Restated Certificate of Incorporation of the Company, as amended. (42)
3.2	-	Second Amended and Restated Bylaws of the Company. (16)
4.1	-	Specimen certificate representing Class A common stock. (1)
4.2	-	Specimen certificate representing Series A Preferred Stock. (7)
4.3	-

Security Agreement, dated as of October 18, 2011, among CDF2 Holdings, LLC and each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent for CHG-Meridian U.S. Finance, Ltd. And any other CHG Lease Participants. (13)

4.4	-	Trademark Security Agreement dated as of September 15, 2022 by and between East West Bank and each of Cinedigm Corp. and the Guarantors thereto. (36)
4.5	-	Copyright Security Agreement dated as of September 15, 2022 by and between East West Bank and each of Cinedigm Corp. and the Guarantors thereto. (36)
4.5.1	-	Amendment No. 1 to Copyright Security Agreement, dated as of August 8, 2023, by and among East West Bank and each of Cineverse Corp. and the Guarantors party thereto. (47)
4.6	-	Form of Pre-Funded Warrant (41)
4.7	-	Form of Common Warrant (41)
4.8	-	Description of Securities*
10.1†	-	Second Amended and Restated 2000 Equity Incentive Plan of the Company. (3)
10.1.1†	-	Amendment dated May 9, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (5)
10.1.2†	-	Form of Notice of Restricted Stock Award. (3)
10.1.3†	-	Form of Non-Statutory Stock Option Agreement. (4)
10.1.4†	-	Form of Restricted Stock Unit Agreement (employees). (5)
10.1.5†	-	Form of Stock Option Agreement. (2)
10.1.6†	-	Form of Restricted Stock Unit Agreement (directors). (5)
10.1.7†	-	Amendment No. 2 dated September 4, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (6)
10.1.8†	-	Amendment No. 3 dated September 30, 2009 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (8)
10.1.9†	-	Amendment No. 4 dated September 14, 2010 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (11)
10.1.10†	-	Amendment No. 5 dated April 20, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (12)
10.1.11†	-	Amendment No. 6 dated September 12, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (14)
10.1.12†	-	Amendment No. 7 dated September 16, 2014 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (15)
10.1.13†	-	Amendment No. 8 dated September 8, 2016 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (17)
10.1.14†	-	Amendment No. 9 dated September 27, 2016 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (18)
10.2†	-	Cinedigm Corp. Management Incentive Award Plan. (9)
10.3†	-	Form of Indemnification Agreement for non-employee directors. (10)
10.4†	-	2017 Equity Incentive Plan of the Company. (19)
10.4.1†	-	Form of Notice of Incentive Stock Option Grant. (20)
10.4.2†	-	Form of Notice of Option Grant. (20)
10.4.3†	-	Form of Notice of Restricted Stock Award. (20)
10.4.4†	-	Form of Notice of Restricted Stock Unit Award. (20)
10.4.5†	-	Form of Notice of Performance-Based Restricted Stock Award. (22)
10.4.6†	-	Form of Notice of Stock Appreciation Right Grant (revised). (23)
10.4.7†	-	Amendment No. 1 to the 2017 Equity Incentive Plan. (24)
10.4.8†	-	Amendment No. 2 to the 2017 Equity Incentive Plan. (26)
10.4.9†	-	Amendment No. 3 to the 2017 Equity Incentive Plan. (27)
10.4.10†	-	Amendment No. 4 to the 2017 Equity Incentive Plan. (29)

Exhibit		Description of Document
10.4.11†	-	Amendment No. 5 to the 2017 Equity Incentive Plan (30)
10.4.12†	-	Form of Notice of Restricted Stock Award (Directors). (33)
10.4.13†	-	Form of Notice of Performance-Based Restricted Stock Unit Award. (37)
10.4.14†	-	Amendment No. 6 to the 2017 Equity Incentive Plan. (38)
10.5	-	Equipment Purchase Agreement effective as of March 17, 2021 between Cinedigm Digital Funding I, LLC and American Multi-Cinema, Inc. (34)
10.6	-	Equipment Purchase Agreement effective as of March 17, 2021 between Access Digital Cinema Phase 2, Corp., Access Digital Cinema Phase 2 B/AIX Corp. and American Multi-Cinema, Inc. (34)
10.7	-	Common Stock Purchase Agreement dated as of October 12, 2021 between Cinedigm Corp. and B. Riley Principal Capital, LLC. (31)
10.8	-	Registration Rights Agreement dated as of October 12, 2021 between Cinedigm Corp. and B. Riley Principal Capital, LLC. (31)
10.9†	-	Employment Agreement between Cinedigm Corp. and Christopher J. McGurk dated as of October 17, 2022.** (37)
10.10	-

Multiparty Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, as Borrower, Access Digital Cinema Phase 2, Corp., CDF2 Holdings, LLC, Cinedigm Digital Cinema Corp., CHG-MERIDIAN U.S. Finance, Ltd., Société Générale, New York Branch, as Senior Administrative Agent and Ballantyne Strong, Inc., as Approved Vendor. (13)

10.11	-	Master Equipment Lease No. 8463, effective as of October 18, 2011, by and between CHG- MERIDIAN U.S. Finance, Ltd. And CDF2 Holdings, LLC. (13)
10.12	-	Master Equipment Lease No. 8465, effective as of October 18, 2011, by and between CHG-MERIDIAN U.S. Finance, Ltd. And CDF2 Holdings, LLC. (13)
10.13	-	Sale and Leaseback Agreement, dated as of October 18, 2011, by and between CDF2 Holdings, LLC and CHG-MERIDIAN U.S. Finance, Ltd. (13)
10.14	-	Registration Rights Agreement, dated as of November 1, 2017, between the Company and the purchasers listed on Schedule I therein. (21)
10.15	-	Form of Voting Agreement. (21)
10.16	-	Amended and Restated Loan, Guaranty and Security Agreement dated as of September 15, 2022 by and among Cinedigm Corp., East West Bank and the Guarantors named therein. (36)
10.16.1	-	Amendment No. 1 to Amended and Restated Loan, Guaranty and Security Agreement, dated as of August 8, 2023, by and between Cineverse Corp., East West Bank and the Guarantors named therein.** (47).
10.16.2	-	Amendment No. 2 to Amended and Restated Loan, Guaranty and Security Agreement dated as of February 9, 2024 by and among Cineverse Corp., East West Bank and the Guarantors named therein. ** (43).
10.17†	-	Employment Agreement dated as of September 13, 2021 between Cinedigm Corp. and John Canning. (32)
10.17.1†	-	Separation Agreement dated September 15, 2023 between Cineverse Corp. and John Canning (Certain Portions Omitted). (45).
10.18†	-	Form of Stock Appreciation Rights Agreement – Canning. (32)
10.19†		Form of Performance Stock Unit Agreement – Canning. (32)
10.20†	-	Employment Agreement between Cinedigm Corp. and Gary S. Loffredo dated as of December 23, 2020. (25)
10.20.1†		Employment Agreement between Cinedigm Corp. and Gary S. Loffredo dated as of May 16, 2023. (40)
10.21†	-	Employment Agreement between Cinedigm Corp. and Erick Opeka dated as of December 23, 2020. (25)
10.21.1†	-	Employment Agreement between Cinedigm Corp. and Erick Opeka dated as of May 16, 2023.**(40)
10.22	-	Sales Agreement, dated July 6, 2020, by and between Cinedigm Corp., A.G.P./Alliance Global Partners and B. Riley FBR, Inc. (28)
10.23	-

Amended and Restated Equity Purchase Agreement dated March 25, 2022 among the Company, and David Chu, Augustine Hong, Helen Hong, Michael Hong, Justin Lee, Steven Park, and Kingsoon Ong (collectively, the “Sellers”) and David Chu as representative of the Sellers.(35)

10.24†	-	Employment Agreement between Cinedigm Corp. and Antonio Huidor dated as of May 16, 2023.(40)

Exhibit		Description of Document
10.25	-	Purchase Agreement, dated April 4, 2023, by and between Cinedigm Corp. and the purchaser named therein. (39)
10.26	-	Securities Purchase Agreement dated June 14, 2023. (41)
10.27†	-	Employment Agreement dated September 14, 2023 between Cineverse Corp. and Mark Lindsey (Certain Portions Omitted). (46).
10.27	-	Sales Agreement, dated May 3, 2024 between Cineverse Corp., A.G.P./Alliance Global Partners and The Benchmark Company, LLC. (44)
21.1	-	List of Subsidiaries.*
23.1	-	Consent of EisnerAmper LLP.*
24.1	-	Powers of Attorney.* (Contained on signature page)
31.1	-	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	-	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.1	-	Clawback Policy dated November 25, 2023.*
101.INS		Inline XBRL Instance Document.
101.SCH		Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
(29)
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
(36)
Previously filed with the Securities and Exchange Commission on February 14, 2023 as an exhibit to the Company’s Form 10-Q (File No. 001-31810).
(37)
Previously filed with the Securities and Exchange Commission on October 19, 2022 as an exhibit to the Company’s Form 8-K (File No. 001-31810).
(38)
Previously filed with the Securities and Exchange Commission on December 13, 2023 as an exhibit to the Company’s Form 8-K (File No. 001-31810).
(39)
Previously filed with the Securities and Exchange Commission on April 7, 2023 as an exhibit to the Company’s Form 8-K (File No. 001-31810).
(40)
Previously filed with the Securities and Exchange Commission on May 22, 2023 as an exhibit to the Company’s Form 8-K (File No. 001-31810)
(41)
Previously filed with the Securities and Exchange Commission on June 15, 2023 as an exhibit to the Company’s form 8-K (File No. 001-31810).
(42)
Previously filed with the Securities and Exchange Commission on June 29, 2023 as an exhibit to the Company’s Form 10-K (File No. 001-31810).
(43)
Previously filed with the Securities and Exchange Commission on February 14, 2024 as an exhibit to the Company’s Form 10-Q (File No. 001-31810).
(44)
Previously filed with the Securities and Exchange Commission on May 3, 2024 as an exhibit to the Company’s form 8-K (File No. 001-31810).
(45)
Previously filed with the Securities and Exchange Commission on September 19, 2024 as an exhibit to the Company’s form 8-K (File No. 001-31810).
(46)
Previously filed with the Securities and Exchange Commission on September 18, 2024 as an exhibit to the Company’s form 8-K (File No. 001-31810).
(47)
Previously filed with the Securities and Exchange Commission on August 14, 2024 as an exhibit to the Company’s form 8-K (File No. 001-31810).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cineverse Corp.

Date:	July 1, 2024	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	July 1, 2024	By:	/s/ Mark Lindsey
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

SIGNATURE(S)	TITLE(S)	DATE

/s/ Christopher J. McGurk	Chief Executive Officer and Chairman of the Board of Directors	July 1, 2024
Christopher J. McGurk	(Principal Executive Officer)

/s/ Mark Lindsey	Chief Financial Officer	July 1, 2024
Mark Lindsey	(Principal Financial and Accounting Officer)

/s/ Mary Ann Halford	Director	July 1, 2024
Mary Ann Halford

/s/ Peter C. Brown	Director	July 1, 2024
Peter C. Brown

/s/ Patrick O´Brien	Director	July 1, 2024
Patrick O´Brien