Form 10-Q
period 2024-06-30
Cineverse Corp.
filed 2024-08-14
CIK 1173204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 7, 2024, 15,706,341 shares of Class A Common Stock, $0.001 par value, were outstanding.

Cineverse Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Cineverse Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	June 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,955	$5,167
Accounts receivable, net of allowance for credit losses of $114 and $269, respectively	9,262	8,667
Unbilled revenue	4,596	6,439
Employee retention tax credit	79	1,671
Content advances	12,226	9,345
Other current assets	1,413	1,432
Total current assets	31,531	32,721
Property and equipment, net	2,722	2,276
Intangible assets, net	18,238	18,328
Goodwill	6,799	6,799
Content advances, net of current portion	1,655	2,551
Other long-term assets	1,397	1,703
Total Assets	$62,342	$64,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$20,247	$20,817
Line of credit, including unamortized debt issuance costs of $127 and $81, respectively	4,690	6,301
Current portion of deferred consideration on purchase of business	3,539	3,114
Term Loan, including unamortized debt issuance costs of $131 and $0, respectively	3,103	—
Earnout consideration on purchase of business	180	180
Current portion of operating lease liabilities	338	401
Deferred revenue	332	436
Total current liabilities	32,429	31,249
Deferred consideration on purchase of business, net of current portion	—	457
Operating lease liabilities, net of current portion	418	462
Other long-term liabilities	58	59
Total Liabilities	32,905	32,227
Commitments and contingencies (see Note 6)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and 7 shares outstanding at June 30, 2024 and March 31, 2024	3,559	3,559
Common Stock, $0.001 par value; Class A Stock: 275,000,000 shares authorized as of June 30, 2024, and March 31, 2024; 16,081,458 and 15,985,620 shares issued, with 15,608,410 and 15,699,135 shares outstanding as of June 30, 2024 and March 31, 2024, respectively	194	194
Additional paid-in capital	546,554	545,996
Treasury stock, at cost; 473,049 and 288,554 shares at June 30, 2024 and March 31, 2024, respectively	(12,166)	(11,978)
Accumulated deficit	(507,315)	(504,153)
Accumulated other comprehensive loss	(290)	(345)
Total stockholders’ equity of Cineverse Corp.	30,536	33,273
Deficit attributable to noncontrolling interest	(1,099)	(1,122)
Total equity	29,437	32,151
Total Liabilities and Equity	$62,342	$64,378

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2024	2023
Revenues	$9,127	$12,980
Costs and expenses
Direct operating	4,479	6,987
Selling, general and administrative	6,563	7,888
Depreciation and amortization	863	822
Total operating expenses	11,905	15,697
Operating loss	(2,778)	(2,717)
Interest expense	(431)	(295)
Gain from equity investment in Metaverse, a related party	3	—
Other income (expense), net	163	(504)
Net loss before income taxes	(3,043)	(3,516)
Income tax expense	(7)	(20)
Net loss	(3,050)	(3,536)
Net income attributable to noncontrolling interest	(23)	(14)
Net loss attributable to controlling interests	(3,073)	(3,550)
Preferred stock dividends	(89)	(88)
Net loss attributable to common stockholders	$(3,162)	$(3,638)
Net loss per share attributable to common stockholders:
Basic	$(0.20)	$(0.37)
Diluted	$(0.20)	$(0.37)
Weighted average shares of Common Stock outstanding:
Basic	15,702	9,879
Diluted	15,702	9,879

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2024	2023
Net loss	$(3,050)	$(3,536)
Other comprehensive (loss) income:
Foreign exchange translation	55	(78)
Net income attributable to noncontrolling interest	(23)	(14)
Comprehensive loss	$(3,018)	$(3,628)

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,050)	$(3,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	863	822
Provision for credit losses	(155)	—
Amortization of debt issuance costs	97	44
Stock-based compensation	470	409
Interest expense for deferred consideration and earnouts	62	181
Interest expense for term loan	144	—
Barter-related non-cash expenses	85	85
Other	35	374
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(440)	5,656
Other current and long-term assets	14	(2,333)
Content advances	(1,985)	(182)
Employee retention tax credit	1,592	312
Accounts payable, accrued expenses, and other liabilities	(513)	(4,680)
Capitalized content	(674)	(196)
Unbilled Revenue	1,844	(211)
Deferred revenue	(104)	(5)
Net cash used in operating activities	$(1,714)	$(3,260)
Cash flows from investing activities:
Expenditures for long-lived assets	(624)	(272)
Sale of equity investment securities	201	—
Net cash used in investing activities	$(423)	$(272)
Cash flows from financing activities:
Proceeds from line of credit, net of debt issuance costs	16,278	8,761
Payments on line of credit	(17,947)	(8,761)
Payment of deferred consideration	(95)	—
At-the-market issuance fees	(41)	—
Cost to acquire treasury shares	(188)	—
Proceeds from the issuance of a term loan, net of debt issuance costs	2,918	—
Issuance of Class A common stock, net of issuance costs	—	8,509
Net cash provided by financing activities	$925	$8,509
Net change in cash and cash equivalents	(1,212)	4,977
Cash and cash equivalents at beginning of period	5,167	7,152
Cash and cash equivalents at end of period	$3,955	$12,129

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2024	2023
Cash interest paid	$235	$121
Lease liability related payments	$115	$109
Income taxes paid	$46	$12
Noncash investing and financing activities:
Bonus liability settled in stock	$40	$—
Accrued dividends on preferred stock	$89	$88
Issuance of Class A common stock for payment of accrued preferred stock dividends	$89	$88

See accompanying Notes to Condensed Consolidated Financial Statements

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Total
Balances as of March 31, 2024	1	$3,559	15,699	$194	289	$(11,978)	$545,996	$(504,153)	$(345)	$33,273	$(1,122)	$32,151
Foreign exchange translation	—	—	—	—	—	—	—	—	55	55	—	55
Stock-based compensation	—	—	—	—	—	—	470	—	—	470	—	470
Treasury stock acquired	—	—	(184)	—	184	(188)	—	—	—	(188)	—	(188)
Fees incurred in connection with ATM offering	—	—	—	—	—	—	(42)	—	—	(42)	—	(42)
Issuance of common stock for acquiree consideration	—	—	29	—	—	—	41	—	—	41	—	41
Preferred stock dividends paid in stock	—	—	64	—	—	—	89	—	—	89	—	89
Preferred stock dividends accrued	—	—	—	—	—	—	—	(89)	—	(89)	—	(89)
Net loss	—	—	—	—	—	—	—	(3,073)	—	(3,073)	23	(3,050)
Balances as of June 30, 2024	1	$3,559	15,608	$194	473	$(12,166)	$546,554	$(507,315)	$(290)	$30,536	$(1,099)	$29,437

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

Our Class A common stock, par value $0.001 per share (the "Common Stock") is listed on The Nasdaq Capital Market (“Nasdaq”) under the symbol “CNVS.”

On July 10, 2024, the Company received a letter from the Nasdaq Listing Qualifications staff indicating that, based upon the closing bid price of the Common Stock for the last 30 consecutive business days, the Company no longer meets the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rules 5810(c)(3)(A), the Company has been provided a period of 180 calendar days, or until January 6, 2025, in which to regain compliance with the deficiency. In order to regain compliance with the minimum bid price requirement, the closing bid price of the Common Stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. If the Company does not regain compliance with this requirement by January 6, 2025, the Company may be eligible for an additional 180 calendar day compliance period provided that it meets certain continued listing standards, and provides the Staff with written notice of its intention to cure the deficiency.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Condition and Liquidity

We have a history of net losses, and for the three months ended June 30, 2024, we had a net loss attributable to Common Stockholders in the amount of $3.2 million. We may continue to generate net losses for the foreseeable future. As of June 30, 2024, the Company has an accumulated deficit of $507.3 million and negative working capital of $0.9 million. Net cash used in operating activities for the three months ended June 30, 2024 was $1.7 million which included $2.0 million of incremental investment in our content portfolio via advances or minimum guarantee payouts.

The Company is party to a Loan, Guaranty, and Security Agreement, as amended to date, with East West Bank (“EWB”) providing for a revolving line of credit (the “Line of Credit Facility”) of $7.5 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and such subsidiaries’ assets. The Line of Credit Facility bears interest at a rate equal to 1.5% above the prime rate, equal to 10.00% as of June 30, 2024. The term of the Line of Credit Facility has been extended to September 15, 2025. As of June 30, 2024, $4.8 million was outstanding on the Line of Credit Facility, net of unamortized issuance costs of $127 thousand.

On April 5, 2024, Cineverse Terrifier LLC (“T3 Borrower”), a wholly-owned subsidiary of the Company entered into a Loan and Security Agreement with BondIt LLC (“T3 Lender”) and the Company, as a guarantor (the “T3 Loan Agreement”). The T3 Loan Agreement provides for a term loan with a principal amount not to exceed $3,666,000 (the “T3 Loan”), and a maturity date of April 1, 2025, unless extended for 120 days under certain conditions. The T3 Loan bears no interest until the maturity date other than an interest advance equal to $576,000 paid at the closing of the T3 Loan on April 5, 2024. After the principal of the T3 Loan is paid in full, T3 Lender will be entitled to receive 15% of all royalties earned by the Company on the film titled Terrifier 3 (the "Film") under its distribution agreements for the Film until T3 Lender has received 1.75 times the full commitment amount of $3,666,000, consisting of the principal amount plus interest and fees advanced to T3 Borrower, plus any extension interest. See Note 5 - Debt, for further information.

In July 2020, we entered into an At-the-Market sales agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) and B. Riley FBR, Inc. (“B. Riley” and, together with A.G.P., the “Sales Agents”), pursuant to which the Company was able to offer and sell, from time to time, through the Sales Agents, shares of Common Stock at the market prices prevailing on Nasdaq at the time of the sale of such shares. For the twelve months ended March 31, 2024, the Company sold 177 thousand shares for $1.1 million in net proceeds, respectively, after deduction of commissions and fees. The ATM Sales Agreement expired in fiscal year 2024 in accordance with its terms.

On May 3, 2024, the Company entered into a sales agreement (the “2024 Sales Agreement”) with A.G.P./Alliance Global Partners and The Benchmark Company, LLC (collectively, the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of Common Stock. Shares of Common Stock may be offered and sold for an aggregate offering price of up to $15 million. The Sales Agents’ obligations to sell shares under the 2024 Sales Agreement are subject to satisfaction of certain conditions, including the continuing effectiveness of the Registration Statement on Form S-3 (Registration No. 333-273098) (the “Registration Statement”) filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on June 30, 2023 and declared effective by the SEC on January 25, 2024, and other customary closing conditions. The Company will pay the Sales Agents a commission of 3.0% of the aggregate gross proceeds from each sale of shares and has agreed to provide the Sales Agents with customary indemnification and contribution rights. The Company has also agreed to reimburse the Sales Agents for certain specified expenses. The Company is not obligated to sell any shares under the 2024 Sales Agreement and has not sold any shares through the date of this report.

On June 16, 2023, the Company closed on the sale of 2,150 thousand shares of Common Stock, 517 thousand pre-funded warrants, and warrants to purchase up to 2,667 thousand shares of Common Stock at a combined public offering price of $3.00 per share and accompanying warrant for aggregate gross proceeds of approximately $7.4 million, after deducting placement agent fees and other offering expenses in the amount of $0.6 million. The warrants had an exercise price of $3.00 per share, were exercisable immediately and will expire five years from the issuance. The Company received $2.999 per share for the pre-funded warrants, with the remaining $0.001 due at the time of exercise. All 517 thousand pre-funded warrants were subsequently exercised in July 2023 for total proceeds of $0.5 thousand.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company will continue to invest in content development and acquisition, from which it believes it will obtain an appropriate return on its investment. As of June 30, 2024 and March 31, 2024, short term content advances were $12.2 million and $9.3 million, respectively, and content advances, net of current portion were, $1.7 million and $2.6 million, respectively.

Our capital requirements will depend on many factors, and we may need to use existing capital resources and/or undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs. We believe our cash and cash equivalent balances as of June 30, 2024 will be sufficient to support our operations for at least twelve months from the filing of this report.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying interim Condensed Consolidated Financial Statements of Cineverse Corp. have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on July 1, 2024. These Condensed Consolidated Financial Statements are unaudited and have been prepared by the Company following the rules and regulations of the SEC.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations; however, the Company believes the disclosures are adequate to make the information presented not misleading. Certain columns and rows may not foot due to the use of rounded numbers.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024. Interim results are not necessarily indicative of the results for a full year.

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

Accounting Policies

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Segment Reporting

The Company manages its operations and its business in one reporting segment.

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

The Company qualified for the employee retention credit beginning in June 2020 for qualified wages through September 2021 and filed a cash refund claim during the fiscal year ended March 31, 2023 in the amount of $2.5 million. As of June 30, 2024 and March 31, 2024, the tax credit receivable of $0.1 and $1.7 million, respectively, has been included in the Employee retention tax credit line on the Company's Condensed Consolidated Balance Sheet. The Company received notification during the second quarter of fiscal year 2024 that its ERTC claim was under examination with the Internal Revenue Service ("IRS"). In April 2024, the Company received a letter from the IRS indicating that its claim had been accepted and $1.7 million was received in June 2024, inclusive of interest.

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

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets, Net

Intangible assets are stated at cost less accumulated amortization. For intangible assets that have finite lives, the assets are amortized using the straight-line method over the estimated useful lives of the related assets. For intangible assets with indefinite lives, the assets are tested annually for impairment or sooner if a triggering event occurs.

Amortization lives of intangible assets are as follows:

Content Library	3 – 20 years
Tradenames, Trademarks and Patents	2 – 15 years
Customer Relationships	5 – 13 years
Advertiser Relationships and Channel	2 – 13 years
Software	10 years
Capitalized Content	3 years
Supplier Agreements	2 years

The Company’s intangible assets included the following (in thousands):

	As of June 30, 2024
	Cost Basis	Accumulated Amortization	Net
Content Library	$24,154	$(21,547)	$2,607
Advertiser Relationships and Channel	12,604	(2,951)	9,653
Customer Relationships	8,690	(7,940)	750
Software	3,200	(960)	2,240
Tradenames, Trademarks and Patents	3,922	(3,088)	834
Capitalized Content	2,496	(342)	2,154
Total Intangible Assets	$55,066	$(36,828)	$18,238

	As of March 31, 2024
	Cost Basis	Accumulated Amortization	Net
Content Library	$24,133	$(21,492)	$2,641
Advertiser Relationships and Channel	12,603	(2,541)	10,062
Customer Relationships	8,690	(7,872)	818
Software	3,200	(880)	2,320
Trademark and Tradenames	3,914	(3,059)	855
Capitalized Content	1,822	(190)	1,632
Total Intangible Assets	$54,362	$(36,035)	$18,328

During the three months ended June 30, 2024 and June 30, 2023, the Company had amortization expense of $0.7 million and $0.7 million, respectively.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2024, amortization expense is expected to be (in thousands):

Total
In-process intangible assets	$469
2025	3,286
2026	3,149
2027	2,124
2028	1,413
2029	1,356
Thereafter	6,441
Total	$18,238

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

Impairment of Long-lived and Finite-lived Intangible Assets

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. There were no impairment charges recorded for long-lived and finite-lived intangible assets during the three months ended June 30, 2024 and 2023.

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

The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or to perform the quantitative impairment test. The Company annually assesses goodwill for potential impairment during its fourth fiscal quarter, or sooner if events occur or circumstances would indicate it would be more likely than not that fair value would be reduced below its carrying amount. For the year ended, March 31, 2024, the Company recognized a goodwill impairment charge of $14.0 million. No goodwill impairment charge was recorded in the three months ended June 30, 2024 and 2023.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Measurements

The fair value measurement disclosures are grouped into three levels based on valuation factors:

•
Level 1 – quoted prices in active markets for identical investments

•
Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)

•
Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

The following tables summarize the levels of fair value measurements of our financial assets and liabilities (in thousands):

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Equity investment in Metaverse, at fair value	$162	$—	$—	$162
	$162	$—	$—	$162

Liabilities:
Current portion of earnout consideration on purchase of a business	$—	$—	$180	$180
	$—	$—	$180	$180

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Equity investment in Metaverse, at fair value	$362	$—	$—	$362
	$362	$—	$—	$362

Liabilities:
Current portion of earnout consideration on purchase of a business	$—	$—	$180	$180
	$—	$—	$180	$180

Equity Investment in Metaverse

The Company has an equity investment in A Metaverse Company (“Metaverse”), a publicly traded Chinese entertainment company, formerly Starrise Media Holdings Limited, whose ordinary shares are listed on the Stock Exchange of Hong Kong.

After a period of time when trading in Metaverse's ordinary shares had been halted, the resumption of active trading status in November 2023 represented renewed availability of quoted, unadjusted prices in active markets for identical assets, upon which the Company can execute a sale and readily access pricing information at the measurement date. Accordingly, the Company has presented the fair value of its Metaverse shares held as of March 31, 2024 within the Level 1 grouping. The fair value of the shares held is presented within Other long term assets and as of June 30, 2024 and March 31, 2024 was $0.2 million and $0.4 million, respectively.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Earnout consideration on purchase of business

Prior to the completion of the earnout period at the end of fiscal year 2024, the Company estimated the fair value of its earnout liability using contractual inputs from the related business combination, which established specific fiscal year revenue growth, profitability and EBITDA targets. As of June 30, 2024, the balance which is classified as short term in nature remains unchanged from the balance March 31, 2024.

Our cash and cash equivalents, accounts receivable, unbilled revenue and accounts payable and accrued expenses are financial instruments and are recorded at cost in the consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.

Content Advances

Content advances represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record a provision for amounts that we expect may not be recoverable. Amounts which are expected to be recovered in more than 12 months are classified as long term and presented within content advances, net of current portion, which were $1.7 million and $2.6 million as of June 30, 2024, and March 31, 2024, respectively. For the three months ended June 30, 2024 and 2023, the Company recognized an increase and reduction in our reserve for the recovery of advances in the amount of $57 thousand and $172 thousand, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of
	June 30, 2024	March 31, 2024
Accounts payable	$6,000	$5,804
Amounts due to producers	9,647	9,889
Accrued compensation and benefits	961	1,119
Accrued other expenses	3,639	4,005
Total Accounts Payable and Accrued Expenses	$20,247	$20,817

Deferred Consideration

The Company has recognized liabilities related to deferred consideration arrangements related to the acquisition of FoundationTV ("FTV") and Digital Media Rights ("DMR"). These payments are fixed in nature and are due to the sellers of the respective companies. The Company initially recognized the liability at fair value at the time of acquisition and has since recognized interest expense related to accretion in advance of the ultimate settlement of these liabilities. Amounts due within 12 months under the terms of the agreements are classified as current within the Condensed Consolidated Balance Sheets.

The deferred consideration related to the acquisition of DMR is payable in either shares of Common Stock or cash, at the Company's discretion and subject to certain conditions. A payment of $2.4 million is due in March 2025.

The deferred consideration related to the FTV acquisition is payable in the amount of $238 thousand in December 2024, and $464 thousand in June 2025. There is $618 thousand presently due and payable. The Company has the right to pay up to 25% of post-close purchase price in shares of Common Stock.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenue Recognition

Payment terms and conditions vary by customer and typically provide net 30-to-90 day terms. We do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to our customer and payment for that product or service will be one year or less.

The following tables present the Company’s disaggregated revenue by source (in thousands):

	Three Months Ended June 30,
	2024	2023
Streaming and digital	$7,703	$10,114
Podcast and other	1,043	429
Base distribution	351	1,158
Other non-recurring	30	1,279
Total Revenue	$9,127	$12,980

The Company's Streaming and digital revenue pertains to its OTT business, including the licensing, service, advertising, and subscription revenue related to the Company's streaming business and partnerships. Base distribution revenue relates to non-streaming revenue, including Theatrical revenue and the sale of DVD's. Podcast and other revenue primarily relate to the Company's Bloody Disgusting Podcast Network. As the Company satisfies its performance obligations from these revenue sources, whether relating to the delivery of digital content, physical goods, or licensing, revenue is generally measured at a point in time.

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

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We recognize accounts receivable, net of an estimated allowance for product returns and customer chargebacks, at the time that we recognize revenue from a sale. Reserves for product returns and other allowances are variable consideration as part of the transaction price. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required.

During the three months ended June 30, 2024 and 2023, the Company recognized a reduction in its provision for credit losses of $0.2 million and $0, respectively.

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

The ending deferred revenue balance, including current and non-current balances as of June 30, 2024 and March 31, 2024, was $0.3 million and $0.4 million, respectively. In each period, the additions to our deferred revenue balance are due to cash payments received or due in advance of satisfying performance obligations, while the reductions are due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

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

Concentrations

For the three months ended June 30, 2024 and 2023 one customer represented 39% and 26% of consolidated revenues, respectively.

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

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company accounts for uncertain tax positions in accordance with an amendment to ASC Topic 740-10, Income Taxes (Accounting for Uncertainty in Income Taxes), which clarified the accounting for uncertainty in tax positions. This amendment provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded. The Company had no uncertain tax positions as of June 30, 2024 and March 31, 2024.

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

Basic and diluted net loss per share are computed as follows (in thousands, except share and per share data):

	Three Months Ended June 30,
	2024	2023
Basic net loss per share:
Net loss attributable to Common Stockholders	$(3,162)	$(3,638)
Shares used in basic computation:
Weighted-average shares of Common Stock outstanding	15,702	9,879
Basic Net Loss Per Share	$(0.20)	$(0.37)

Shares used in diluted computation:
Weighted-average shares of Common Stock outstanding	15,702	9,879
Stock options and SARs	—	—
Weighted-average number of shares	15,702	9,879
Diluted Net Loss Per Share	$(0.20)	$(0.37)

The calculation of diluted net loss per share for the three months ended June 30, 2024 and 2023 does not include the impact of 5,199 thousand and 3,601 thousand anti-dilutive shares, respectively. The first quarter of fiscal 2024 includes a weighted 1.8 million of a total 2.4 million restricted stock units and awards which were issued during the three months ended June 30, 2024 and vest over a three-year term from the date of issuance.

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

As of June 30, 2024 and March 31, 2024, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable was $0 as of both June 30, 2024 and March 31, 2024 included in accounts receivable, net on the accompanying Condensed Consolidated Balance Sheets.

The accompanying Condensed Consolidated Statements of Operations includes digital cinema servicing revenue from CDF2 Holdings in the amount of $0 for both the three months ended June 30, 2024 and the three months ended June 30, 2023.

Total Stockholders’ Deficit of CDF2 Holdings at both June 30, 2024 and March 31, 2024 was $59.2 million. We have no obligation to fund the operating loss or the stockholders’ deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of both June 30, 2024 and March 31, 2024 is carried at $0.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

4. STOCKHOLDERS’ EQUITY

COMMON STOCK

As of June 30, 2024 and March 31, 2023, the number of shares of Common Stock authorized for issuance was 275,000,000 shares.

During the three months ended June 30, 2024, the Company issued 93 thousand shares of Common Stock. This was comprised of 64 thousand shares for preferred stock dividends, and 29 thousand shares for payment of compensation to former owners of an acquired entity.

During the three months ended June 30, 2023, the Company issued 2,337 thousand shares of Common Stock. This was comprised of 2,150 thousand shares issued through a direct offering, 177 thousand issued in connection with ATM sales, and 10 thousand issued in payment of preferred stock dividends. In addition, the Company sold 517 thousand pre-funded warrants, and issued common warrants to purchase up to 2,667 thousand shares of Common Stock. All pre-funded and common warrants were issued as immediately exercisable and remained outstanding as of June 30, 2023. All pre-funded warrants were subsequently exercised in July 2023 for total proceeds of $0.5 thousand.

PREFERRED STOCK

Cumulative dividends in arrears on Series A Preferred Stock were $89 thousand and $88 thousand as of June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024 and 2023, the Company paid preferred stock dividends in arrears of $89 thousand and $88 thousand in the form of shares of Common Stock, respectively. The Company has the right to pay preferred stock dividends in cash or stock, at the Company's discretion.

TREASURY STOCK

We have treasury stock, at cost, consisting of 473 thousand and 289 thousand shares of Common Stock at June 30, 2024 and March 31, 2024, respectively. During the three months ended June 30, 2024, the Company acquired 184 thousand shares of treasury stock, repurchased through a Rule 10b5-1 trading plan with B. Riley Securities, Inc.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

EQUITY INCENTIVE PLANS

Stock Based Compensation Awards

The Company has issued awards under two plans, the 2000 Equity Incentive Plan (the “2000 Plan”) and the 2017 Equity Incentive Plan (the “2017 Plan").

Awards issued under our 2000 Plan were permitted to be issued to employees, outside directors or consultants in any of the following forms (or a combination thereof) (i) stock option awards; (ii) SARs; (iii) stock or restricted stock or restricted stock units; or (iv) performance awards. The 2000 Plan provided for the granting of incentive stock options (“ISOs”) with exercise prices not less than the fair market value of Common Stock on the date of grant. ISOs granted to shareholders having more than 10% of the total combined voting power of the Company must have exercise prices of at least 110% of the fair market value of Common Stock on the date of grant. ISOs and non-statutory stock options granted under the 2000 Plan were subject to vesting provisions, and exercise is subject to the continuous service of the participant. The exercise prices and vesting periods (if any) for non-statutory options were set at the discretion of our compensation committee. On November 1, 2017, upon the consummation of the initial equity investment in Cineverse by Bison Entertainment Investment Limited, as a result of which there was a change of control of the Company, all stock options (incentive and non-statutory) and shares of restricted stock were vested immediately and the options became fully exercisable.

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

For both the three months ended June 30, 2024 and three months ended June 30, 2023, the Company incurred stock-based compensation expenses of $0.5 million, of which $0.1 million related to Board of Director compensation in both periods as well.

Share-based compensation expense is reported within Selling, General and Administrative expenses.

5. DEBT

LINE OF CREDIT FACILITY

The Company is party to a Loan, Guaranty, and Security Agreement, as amended to date, with East West Bank (“EWB”) providing for a revolving line of credit (the “Line of Credit Facility”) of $7.5 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and such subsidiaries’ assets. The Line of Credit Facility bears interest at a rate equal to 1.5% above the prime rate, equal to 10.00% as of June 30, 2024. The term of the Line of Credit Facility has been extended to September 15, 2025. Under the Line of Credit Facility, the Company is subject to certain financial and nonfinancial covenants which require the Company to maintain certain metrics and ratios, maintain certain minimum cash on hand and to report financial information to our lender on a periodic basis. As of June 30, 2024, $4.8 million was outstanding on the Line of Credit Facility, net of unamortized issuance costs of $127 thousand.

During the three months ended June 30, 2024 and 2023, the Company had interest expense, including cash interest and amortization, of $0.2 million and $0.2 million related to its Line of Credit Facility, respectively.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

TERM LOAN

On April 5, 2024, T3 Borrower, a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement with T3 Lender and the Company, as guarantor, to the T3 Loan Agreement.

The T3 Loan Agreement provides for the T3 Loan with a principal amount not to exceed $3,666 thousand, and a maturity date of April 1, 2025, with a permitted extension of the term for 120 days under certain conditions. The T3 Loan bears no interest until the maturity date other than an interest advance equal to $576 thousand at the closing of the T3 Loan on April 5, 2024. The interest advance was recorded as a discount on the T3 Loan at inception and will be amortized to interest expense and increase the loan amount over its term. If the T3 Loan is extended as noted above, the T3 Loan will bear interest at a rate of 1.44% per month. T3 Borrower may prepay the obligations under the T3 Loan, in full or in part, without penalty or premium. The proceeds under the T3 Loan Agreement are being used for the funding under the Company’s distribution arrangements for the film titled Terrifier 3 (the “Film”). The T3 Loan Agreement contains customary covenants, representation and warranties and events of default. The T3 Loan is presented as current within the Company's Condensed Consolidated Balance Sheets and has a balance of $3.1 million as of June 30, 2024.

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

The Company entered into a Guaranty Agreement pursuant to which it provided a guarantee of the T3 Loan (the "Guarantee") which is capped at obligations not exceeding $1,500 thousand (the “T3 Guaranty Agreement”). The Guarantee is subordinated in payment and performance to the Line of Credit Facility pursuant to an intercreditor agreement between EWB and the T3 Lender, and acknowledged by the Company and the T3 Borrower. In connection with the T3 Loan Agreement, the Company entered into Amendment No. 3 to the Amended and Restated Loan, Guaranty and Security Agreement dated as of September 15, 2022 with East West Bank and the Guarantors named therein, as amended to date (the “EWB Amendment”) to facilitate the T3 Loan and the Guarantee.

6. COMMITMENTS AND CONTINGENCIES

LEASES

Cineverse is a virtual company with one domestic operating lease, acquired through the acquisition of DMR which property is subleased to a third party. The Company has not been relieved of the original lease obligation and therefore recognizes both a lease liability and right-of-use asset as part of the arrangement. The end of both the original lease and sublease's term is January 2025. In addition, the Company has two operating leases related to its Cineverse India operations, with expiration dates in July 2027. Expenses related to these leases were $115 thousand and $111 thousand during the three months ended June 30, 2024 and 2023, respectively.

The Company recognized $45 thousand and $44 thousand of income related to its subleasing arrangement for the three months ended June 30, 2024 and three months ended June 30, 2023, respectively.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the lease-related assets and liabilities recorded on our Consolidated Balance Sheets (in thousands):

	Classification on the Balance Sheet	June 30, 2024	March 31, 2024
Assets
Noncurrent	Other long-term assets	$725	$834
Liabilities
Current	Operating leases liabilities	338	401
Noncurrent	Operating leases liabilities, net of current portion	418	462
Total Operating Lease Liabilities		$756	$863

The table below presents the annual gross undiscounted cash flows related to the Company's operating lease commitments (in thousands):

Fiscal year ending March 31,	Operating Lease Commitments
2025	$308
2026	200
2027	210
2028	72
Thereafter	—
Total lease payments	$790
Less imputed interest	(34)
Total	$756

For leases which have a term of twelve months or less and do not contain an option to extend which the Company is reasonably certain to extend the term, the Company has elected to not apply the recognition provisions of ASC 842 and recognizes these expenses on a straight-line basis over the term of the agreement.

The table below presents the annual gross undiscounted cash flows related to the Company's operating lease subleasing arrangements (in thousands):

Fiscal year ending March 31,	Sublease Payments
2025	$108
Thereafter	—
Total	$108

7. INCOME TAXES

We calculate income tax expense based upon an annual effective tax rate forecast, which includes estimates and assumptions. We recognized income tax expense of approximately $7 thousand and $20 thousand for the three months ended June 30, 2024 and 2023, respectively. The Company's annual income tax expense is attributable to taxable income earned in India relating to transfer pricing.

We have not recorded tax benefits on our loss before income taxes because we have provided for a full valuation allowance that offsets potential deferred tax assets resulting from net operating loss carry forwards, reflecting our inability to use such loss carry forwards.

Our effective tax rate was (0.2)% and (0.6)% for the three months ended June 30, 2024 and 2023, respectively.

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

Financial Condition and Liquidity

As of June 30, 2024, the Company has an accumulated deficit of $507.3 million and a working capital deficit of $0.9 million. For the three months ended June 30, 2024, the Company had a net loss attributable to the Company's common stock, par value $0.001 per share (the "Common Stock") holders of $3.2 million. Net cash used in operating activities for the three months ended June 30, 2024 was $1.7 million, which included $2.0 million of incremental investment in our content portfolio via advances or minimum guarantee payouts. We may continue to generate net losses for the foreseeable future.

The Company is party to a Loan, Guaranty, and Security Agreement, as amended to date, with East West Bank (“EWB”) providing for a revolving line of credit (the “Line of Credit Facility”) of $7.5 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and such subsidiaries’ assets. The Line of Credit Facility bears interest at a rate equal to 1.5% above the prime rate, equal to 10.00% as of June 30, 2024. The term of the Line of Credit

Facility has been extended to September 15, 2025. As of June 30, 2024, $4.8 million was outstanding on the Line of Credit Facility, gross of issuance costs of $127 thousand.

On April 5, 2024, T3 Borrower, a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement with T3 Lender and the Company, as guarantor, to the T3 Loan Agreement. The T3 Loan Agreement provides for the T3 Loan with a principal amount not to exceed $3,666 thousand, and a maturity date of April 1, 2025, with a permitted extension of the term for 120 days under certain conditions. The T3 Loan bears no interest until the maturity date other than an interest advance equal to $576 thousand at the closing of the T3 Loan on April 5, 2024. The interest advance was recorded as a discount on the T3 Loan at inception and will be amortized to interest expense and increase the loan amount over its term. If the T3 Loan is extended as noted above, the T3 Loan will bear interest at a rate of 1.44% per month. T3 Borrower may prepay the obligations under the T3 Loan, in full or in part, without penalty or premium. The proceeds under the T3 Loan Agreement are being used for the funding under the Company’s distribution arrangements for the film titled Terrifier 3 (the “Film”). The T3 Loan Agreement contains customary covenants, representation and warranties and events of default. The T3 Loan is presented as current within the Company's Condensed Consolidated Balance Sheets and has a balance of $3.1 million as of June 30, 2024.

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

In July 2020, we entered into an At-the-Market sales agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) and B. Riley FBR, Inc. (“B. Riley” and, together with A.G.P., the “Sales Agents”), pursuant to which the Company was able to offer and sell, from time to time, through the Sales Agents, shares of Common Stock at the market prices prevailing on Nasdaq at the time of the sale of such shares. For the twelve months ended March 31, 2024, the Company sold 177 thousand shares for $1.1 million in net proceeds, respectively, after deduction of commissions and fees. The ATM Sales Agreement expired in fiscal year 2024 in accordance with its terms.

On June 16, 2023, the Company closed on the sale of 2,150 thousand shares of Common Stock, 517 thousand pre-funded warrants, and warrants to purchase up to 2,667 thousand shares of Common Stock at a combined public offering price of $3.00 per share and accompanying warrant for aggregate gross proceeds of approximately $7.4 million, after deducting placement agent fees and other offering expenses in the amount of $0.6 million. The warrants had an exercise price of $3.00 per share, were exercisable immediately and will expire five years from the issuance. The Company received $2.999 per share for the pre-funded warrants, with the remaining $0.001 due at the time of exercise. All 517 thousand pre-funded warrants were subsequently exercised in July 2023 for total proceeds of $0.5 thousand.

The Company will continue to invest in content development and acquisition, from which it believes it will obtain an appropriate return on its investment. As of June 30, 2024 and March 31, 2024, short term content advances were $12.2 million and $9.3 million, respectively, and content advances, net of current portion were, $1.7 million and $2.6 million, respectively.

Our capital requirements will depend on many factors, and we may need to use existing capital resources and/or undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs. We believe our cash and cash equivalent balances as of June 30, 2024 will be sufficient to support our operations for at least twelve months from the filing of this report.

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

Results of Operations for the Three Months Ended June 30, 2024, and 2023 (in thousands):

Revenues

	For the Three Months Ended June 30,				As a % of Revenue
	2024	2023	$ Change	% Change	2024	2023
Streaming and digital	$7,703	$10,114	$(2,411)	(24)%	84%	78%
Podcast and other	1,043	429	614	143%	12%	3%
Base distribution	351	1,158	(807)	(70)%	4%	9%
Other non-recurring	30	1,279	(1,249)	(98)%	0%	10%
Total Revenue	$9,127	$12,980	$(3,853)	(30)%	100%	100%

For the three months ended June 30, 2024, total revenue declined by $3.9 million, or 30% as compared to three months ended June 30, 2023. During this time, Streaming and digital revenue for three months ended June 30, 2024, decreased by $2.4 million, driven by a $1.9 million decline in the Company's digital distribution revenue resulting from the impact of content release timing in the current quarter relative to the first quarter in fiscal 2024, as well as the recent change in and build-out of the Company's direct advertising sales team. This decrease was partially offset by a $0.2 million increase in SVOD revenue.

Podcast and other revenue increased by $0.6 million, or 143%, due to the success of the Company's Bloody Disgusting podcast content.

The Company's $0.8 million decline in Base distribution revenue for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily driven by a decline in DVD-related sales and related physical distribution revenue, as the Company's focus shifts away from physical sales.

Other non-recurring revenue is related to the Company's legacy cinema equipment as its operations run-off. In the first quarter of fiscal 2024, the Company recognized $1.2 million in legacy digital cinema system sales and variable consideration; however, in the first quarter of fiscal year 2025, sales of legacy systems have decreased, and the Company anticipates this trend will continue.

Direct Operating Expenses

	For the Three Months Ended June 30,				As a % of Revenue
	2024	2023	$ Change	% Change	2024	2023
Direct operating expenses	$4,479	$6,987	$(2,508)	(36)%	49%	54%

The $2.5 million decrease in Direct operating expenses for the three months ended June 30, 2024 was primarily driven by the variable costs associated with the decline in comparative quarterly revenue, including reduced licensing, royalty and participation expenses of $1.7 million; reduced manufacturing, freight, and fulfillment charges of $0.1 million related to the decline of physical sales, and the Company's reserve against advances provided to partners increased by $0.2 million relative to the three months ended June 30, 2023.

Selling, General and Administrative Expenses

	Three Months Ended June 30,				As a % of Revenue
	2024	2023	$ Change	% Change	2024	2023
Compensation expense	$4,051	$4,406	$(355)	(8)%	44%	34%
Corporate expenses	1,012	1,701	(689)	(41)%	11%	13%
Share-based compensation	470	409	61	15%	5%	3%
Other operating expenses	1,030	1,372	(342)	(25)%	11%	11%
Selling, General and Administrative	$6,563	$7,888	$(1,325)	(17)%	72%	61%

Selling, general and administrative expenses for the three months ended June 30, 2024 decreased by $1.3 million. In comparison to the three months ended June 30, 2023, compensation expenses decreased by $0.4 million driven a change in the Company's employment mix, as a result of a greater investment in Cineverse Services India.

Corporate expenses decreased by $0.7 million primarily related to a reduction of $0.3 million in other consulting service providers, $0.2 million in legal fees, and $0.1 million in public relations fees, as a result of the Company's savings initiatives.

Other operating expenses decreased by $0.3 million, primarily driven by reductions in the provision for credit losses of $0.2 million and a decrease in advertising barter costs of $0.2 million.

Depreciation and Amortization Expense

	For the Three Months Ended June 30,				As a % of Revenue
	2024	2023	$ Change	% Change	2024	2023
Amortization of intangible assets	$709	$698	$11	2%	8%	5%
Depreciation of property and equipment	154	124	30	24%	2%	1%
Depreciation and Amortization	$863	$822	$41	5%	9%	6%

Amortization expense and depreciation expense have remained relatively consistent for three months ended June 30, 2024, compared to the three months ended June 30, 2023, as the Company's intangible focused investment mix has remained consistent over the past year.

Interest expense, net

For the three months ended June 30, 2024, interest expense increased by $0.1 million from $0.3 million to $0.4 million, primarily as a result of the Company's Terrifier 3 term loan interest of $0.1 million.

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

Following is the reconciliation of our consolidated net (loss) income to Adjusted EBITDA (in thousands):

	For the Three Months Ended June 30,
	2024	2023
Net loss	$(3,050)	$(3,536)
Add Back:
Income tax expense	7	20
Depreciation and amortization	863	822
Interest expense	431	295
Loss from equity investment in Metaverse	3	—
Stock-based compensation	470	409
Other (income) expense, net	(163)	36
Net income attributable to noncontrolling interest	(23)	(14)
Transition-related costs	27	468
Adjusted EBITDA	$(1,435)	$(1,500)

Cash Flow

Changes in our cash flows were as follows (in thousands):

	For the Three Months Ended June 30,
	2024	2023
Net used in operating activities	(1,714)	(3,260)
Net cash used in investing activities	(423)	(272)
Net cash provided by financing activities	925	8,509
Net Change In Cash and Cash Equivalents	$(1,212)	$4,977

For the three months ended June 30, 2024, net cash used in operating activities was primarily driven by loss from operations, excluding non-cash expenses such as depreciation, amortization and stock-based compensation, and other changes in working capital. Specifically, the adjustments are primarily driven by net cash outflows related to content advances made to partners for which initial expenditures are generally recovered within six to twelve months and operating prepayments, partially offset by a decrease in unbilled revenue, the collection of the Company's ERTC claim, and an increase in accounts payable and accrued expenses. Operating cash flows are typically seasonally lower during the first two fiscal quarters and higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season.

Cash used in investing activities was used in the expenditures towards long-lived intangible assets and fixed assets, as well as the receipt from the return of investment from the sale of equity securities.

Cash provided by financing activities pertained to the receipt of funds from the Company's Terrifier 3-related term loan, repayment of the Company's line of credit, payment of deferred consideration, and payment of financing fees.

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

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in the Exchange Act), as of June 30, 2024. Based on such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares issued to Acquiree

On February 27, 2023, the Company, together with its subsidiary Dove Family Channel, entered into an asset purchase agreement with Christian Cinema LLC and Dove Movies LLC (together, “Christian Channel”), to buy substantially all of the assets of Christian Channel. On April 1, 2024, the Company issued 29,741 shares of Common Stock as a deferred payment of consideration for the acquisition, pursuant to Section 4(a)(2) of the Securities Act.

Information on Share Repurchases

The following table outlines the open market repurchases of Class A common Shares made under the Company's approved Rule 10b-18 plan :

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly announced Plans	(d) Maximum Shares that May yet be purchased under the Plan or Programs (1.)
May 2024 (5/1/2024 - 5/31/2024)	184,495	$1.02	184,495	315,505
Total	184,495	$1.02	184,495	315,505

1.
On March 4, 2024, the Company announced that on February 29, 2024, the Board approved the renewal of the renewal of the previously approved stock repurchase program to purchase up to an aggregate of 500,000 shares of its outstanding Common Stock. Acquisitions pursuant to the stock repurchase program may be made through a combination of open market repurchases in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, and/or other transactions at the Company’s discretion. The stock repurchase program, which is subject to certain consents, will expire on March 1, 2025 unless otherwise modified by the Board at any time in its sole discretion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index beginning on the following page herein.

EXHIBIT INDEX

Exhibit Number	Description of Document
4.1	Guaranty Agreement dated as of April 5, 2024 by Cineverse Corp. to BondIt, LLC.
10.1	Loan and Security Agreement dated as of April 5, 2024 by and among Cineverse Terrifier LLC, BondIt LLC, and the Guarantors named therein.**
10.2	Amendment No. 3 to Amended and Restated Loan, Guaranty and Security Agreement dated as of September 15, 2022 with East West Bank and the Guarantors named therein.
31.1	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

CINEVERSE CORP.

Date: August 14, 2024	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Mark Lindsey
Mark Lindsey Chief Financial Officer (Principal Financial Officer)