Form 10-Q
period 2024-09-30
Cineverse Corp.
filed 2024-11-14
CIK 1173204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 7, 2024, 15,873,119 shares of Class A Common Stock, $0.001 par value, were outstanding.

Cineverse Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Cineverse Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of
	September 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,429	$5,167
Accounts receivable, net of allowance for credit losses of $84 and $269, respectively	14,814	15,106
Employee retention tax credit	79	1,671
Content advances	10,788	9,345
Other current assets	2,069	1,432
Total current assets	30,179	32,721
Property and equipment, net	2,932	2,276
Intangible assets, net	17,937	18,328
Goodwill	6,799	6,799
Content advances, net of current portion	1,472	2,551
Other long-term assets	1,281	1,703
Total Assets	$60,600	$64,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$19,928	$20,817
Line of credit, including unamortized debt issuance costs of $180 and $81, respectively	4,637	6,301
Current portion of deferred consideration on purchase of business	3,040	3,114
Term loan, including unamortized debt issuance costs of $87 and $0, respectively	3,147	—
Earnout consideration on purchase of business	—	180
Current portion of operating lease liabilities	273	401
Deferred revenue	352	436
Total current liabilities	31,377	31,249
Deferred consideration on purchase of business, net of current portion	—	457
Operating lease liabilities, net of current portion	371	462
Other long-term liabilities	61	59
Total Liabilities	$31,809	$32,227
Commitments and contingencies (see Note 6)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and 7 shares outstanding at September 30, 2024 and March 31, 2024	3,559	3,559
Common Stock, $0.001 par value; Class A Stock: 275,000,000 shares authorized as of September 30, 2024, and March 31, 2024; 16,287,824 and 15,985,620 shares issued, with 15,786,074 and 15,699,135 shares outstanding as of September 30, 2024 and March 31, 2024, respectively	194	194
Additional paid-in capital	547,234	545,996
Treasury stock, at cost; 503,819 and 288,554 shares as of September 30, 2024 and March 31, 2024, respectively	(12,193)	(11,978)
Accumulated deficit	(508,691)	(504,153)
Accumulated other comprehensive loss	(297)	(345)
Total stockholders’ equity of Cineverse Corp.	29,806	33,273
Deficit attributable to noncontrolling interest	(1,015)	(1,122)
Total equity	28,791	32,151
Total Liabilities and Equity	$60,600	$64,378

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenues	$12,739	$13,012	$21,866	$25,992
Costs and expenses
Direct operating	6,262	4,646	10,741	11,633
Selling, general and administrative	6,364	6,827	12,927	14,715
Depreciation and amortization	974	953	1,837	1,775
Total operating expenses	13,600	12,426	25,505	28,123
Operating (loss) income	(861)	586	(3,639)	(2,131)
Interest expense	(337)	(195)	(768)	(490)
Gain (loss) from equity investment in Metaverse, a related party	1	(718)	4	(718)
Other income (expense), net	-	26	163	(478)
Net loss before income taxes	(1,197)	(301)	(4,240)	(3,817)
Income tax expense	(6)	(16)	(13)	(36)
Net loss	(1,203)	(317)	(4,253)	(3,853)
Net income attributable to noncontrolling interest	(84)	(40)	(106)	(53)
Net loss attributable to controlling interests	(1,287)	(357)	(4,359)	(3,906)
Preferred stock dividends	(89)	(88)	(177)	(176)
Net loss attributable to common stockholders	$(1,376)	$(445)	$(4,536)	$(4,082)
Net loss per share attributable to common stockholders:
Basic	$(0.09)	$(0.04)	$(0.29)	$(0.37)
Diluted	$(0.09)	$(0.04)	$(0.29)	$(0.37)
Weighted average shares of Common Stock outstanding:
Basic	15,721	12,376	15,711	11,118
Diluted	15,721	12,376	15,711	11,118

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(1,203)	$(317)	$(4,253)	$(3,853)
Other comprehensive (loss) income:
Foreign exchange translation	(7)	66	48	(12)
Net income attributable to noncontrolling interest	(84)	(40)	(106)	(53)
Comprehensive loss	$(1,294)	$(291)	$(4,311)	$(3,918)

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,253)	$(3,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,837	1,775
Allowance for content advances	(30)	(478)
Amortization of debt issuance costs	197	76
Stock-based compensation	973	909
Interest expense	325	256
Changes in fair value of equity investment in Metaverse	4	718
Change in estimated earnout consideration	—	(711)
Barter-related non-cash expenses	170	170
Other	(171)	388
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	478	7,469
Other current and long-term assets	985	1,054
Content advances	(364)	(5,332)
Accounts payable, accrued expenses, and other liabilities	(1,218)	(7,842)
Capitalized content	(1,227)	(821)
Deferred revenue	(87)	47
Net cash used in operating activities	$(2,381)	$(6,174)
Cash flows from investing activities:
Expenditures for long-lived assets	(1,024)	(515)
Sale of equity investment securities	204	—
Net cash used in investing activities	$(820)	$(515)
Cash flows from financing activities:
Proceeds from line of credit, net of debt issuance costs	27,893	13,761
Payments on line of credit	(29,459)	(13,761)
Payment of deferred consideration	(333)	—
At-the-market issuance fees	(41)	—
Proceeds from the issuance of a term loan, net of debt issuance costs	2,917	—
Payment of earnout consideration	(90)	(291)
Cost to acquire treasury shares	(215)	—
Financing fees for line of credit	(209)	(95)
Issuance of Class A common stock, net of issuance costs	—	8,543
Net cash provided by financing activities	$463	$8,157
Net change in cash and cash equivalents	(2,738)	1,468
Cash and cash equivalents at beginning of period	5,167	7,152
Cash and cash equivalents at end of period	$2,429	$8,620

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY

(Unaudited)

(in thousands)

	Six Months Ended September 30,
	2024	2023
Cash interest paid	$211	$150
Lease liability related payments	$233	$221
Income taxes paid	$64	$44
Noncash investing and financing activities:
Issuance of Class A common stock for payment of employee bonuses	$—	$1,203
Treasury shares acquired for withholding taxes	$—	$370
Earnout liability settled in stock	$90	$392
Bonus liability settled in stock	$41	$—
Accrued dividends on preferred stock	$178	$176
Issuance of Class A common stock for payment of accrued preferred stock dividends	$178	$176

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	Preferred Stock		Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Total
Balances as of March 31, 2024	1	$3,559	15,699	$194	289	$(11,978)	$545,996	$(504,153)	$(345)	$33,273	$(1,122)	$32,151
Foreign exchange translation	—	—	—	—	—	—	—	—	55	55	—	55
Stock-based compensation	—	—	—	—	—	—	470	—	—	470	—	470
Treasury stock acquired	—	—	(184)	—	184	(188)	—	—	—	(188)	—	(188)
Fees incurred in connection with ATM offering	—	—	—	—	—	—	(42)	—	—	(42)	—	(42)
Issuance of common stock for acquiree consideration	—	—	29	—	—	—	41	—	—	41	—	41
Preferred stock dividends paid in stock	—	—	64	—	—	—	89	—	—	89	—	89
Preferred stock dividends accrued	—	—	—	—	—	—	—	(89)	—	(89)	—	(89)
Net loss	—	—	—	—	—	—	—	(3,073)	—	(3,073)	23	(3,050)
Balances as of June 30, 2024	1	$3,559	15,608	$194	473	$(12,166)	$546,554	$(507,315)	$(290)	$30,536	$(1,099)	$29,437
Foreign exchange translation	—	—	—	—	—	—	—	—	(7)	(7)	—	(7)
Stock-based compensation	—	—	—	—	—	—	503	—	—	503	—	503
Issuance of Class A common stock for earnout commitment	—	—	108	—	—	—	88	—	—	88	—	88
Treasury stock acquired	—	—	(31)	—	31	(27)	—	—	—	(27)	—	(27)
Preferred stock dividends paid in stock	—	—	100	—	—	—	89	—	—	89	—	89
Preferred stock dividends accrued	—	—	—	—	—	—	—	(89)	—	(89)	—	(89)
Net loss	—	—	—	—	—	—	—	(1,287)	—	(1,287)	84	(1,203)
Balances as of September 30, 2024	1	$3,559	15,785	$194	504	$(12,193)	$547,234	$(508,691)	$(297)	$29,806	$(1,015)	$28,791

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

See accompanying Notes to Condensed Consolidated Financial Statements

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS AND LIQUIDITY

Cineverse Corp. (“Cineverse”, “us”, “our”, "we", and “Company” refers to Cineverse Corp. and its subsidiaries unless the context otherwise requires) was incorporated in Delaware on March 31, 2000. Since our inception, we have played a role in the digital distribution revolution that continues to transform the media and entertainment landscape.

Cineverse is a streaming technology and entertainment company with its core business operating as (i) a portfolio of owned and operated streaming channels with enthusiast fan bases; (ii) a large-scale global aggregator and full-service distributor of feature films and television programs; and (iii) a proprietary technology software-as-a-service platform for over-the-top (“OTT”) app development and content distribution through subscription video on demand ("SVOD"), dedicated ad-supported video on demand ("AVOD"), ad-supported streaming linear ("FAST") channels, social video streaming services, and audio podcasts. Our streaming channels reach audiences in several distinct ways: direct-to-consumer, through these major application platforms, and through third party distributors of content on platforms.

The Company’s streaming technology platform, known as MatchpointTM, is a software-based streaming operating platform which provides clients with AVOD, SVOD, transactional video on demand ("TVOD") and linear capabilities, automates the distribution of content, and features a robust data analytics platform.

We distribute products for major brands such as Hallmark, ITV, Nelvana, ZDF, Konami, NFL and Highlander, as well as international and domestic content creators, movie producers, television producers and other short-form digital content producers. We collaborate with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to Apple iTunes, Amazon Prime, Netflix, Hulu, Xbox, Pluto, and Tubi, as well as (ii) physical goods, including DVD and Blu-ray Discs.

Our Class A common stock, par value $0.001 per share (the "Common Stock") is listed on The Nasdaq Stock Market (“Nasdaq”) under the symbol “CNVS.”

Financial Condition and Liquidity

We have a history of net losses and we may continue to generate net losses for the foreseeable future. As of September 30, 2024, the Company has an accumulated deficit of $509 million and a working capital deficit of $1.2 million. For the three and six months ended September 30, 2024, the Company had a net loss attributable to Common Stockholders of $1.4 million and $4.5 million, respectively. Net cash used in operating activities for the six months ended September 30, 2024 was $2.4 million, which included $1.7 million of incremental investment in our content portfolio via advances or minimum guarantee payouts.

The Company is party to a Loan, Guaranty, and Security Agreement, as amended, with EWB providing for a $7.5 million Line of Credit Facility, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and our subsidiaries’ assets. The Line of Credit Facility bears interest at a rate equal to 1.5% above the prime rate, equal to 9.5% as of September 30, 2024. The Line of Credit Facility matures on September 15, 2025. As of September 30, 2024, $4.6 million was outstanding on the Line of Credit Facility, net of unamortized issuance costs of $180 thousand.

On April 5, 2024, Cineverse Terrifier LLC (“T3 Borrower”), a wholly-owned subsidiary of the Company entered into a Loan and Security Agreement with BondIt LLC (“T3 Lender”) and the Company, as a guarantor (the “T3 Loan Agreement”). The T3 Loan Agreement provides for a term loan with a principal amount not to exceed $3,666 thousand (the “T3 Loan”), and a maturity date of April 1, 2025, unless extended for 120 days under certain conditions. The T3 Loan bears no interest until the maturity date other than an interest advance equal to $576 thousand paid at the closing of the T3 Loan on April 5, 2024. After the principal of the T3 Loan is paid in full, the T3 Lender will be entitled to receive 15% of all royalties earned by the Company on the film titled Terrifier 3 (the "Film") under its distribution agreements until the T3 Lender has received 1.75 times of the full commitment amount of $3,666 thousand consisting of principal plus interest and fees advanced to the T3 Borrower, plus any

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

extension interest. The T3 Loan is presented as current within the Company's Condensed Consolidated Balance Sheets and has a balance of $3.1 million as of September 30, 2024. See Note 5 - Debt, for further information.

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

The Company will continue to invest in content development and acquisition, from which it believes it will obtain an appropriate return on its investment. As of September 30, 2024 and March 31, 2024, short term content advances were $10.8 million and $9.3 million, respectively, and content advances, net of the current portion, were $1.5 million and $2.6 million, respectively.

Our capital requirements will depend on many factors, and we may need to use existing capital resources and/or undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs. We believe our cash and cash equivalents as of September 30, 2024 and availability under our Line of Credit Facility will be sufficient to support our operations for at least twelve months from the filing of this report.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying interim Condensed Consolidated Financial Statements of Cineverse Corp. have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024 filed with the SEC on July 1, 2024. These Condensed Consolidated Financial Statements are unaudited and have been prepared by the Company following the rules and regulations of the SEC.

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

The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Significant items subject to such estimates and assumptions include revenue recognition, allowance for credit losses, returns and recovery reserves, goodwill and intangible asset impairments, share-based compensation expense, valuation allowance for deferred income taxes and amortization of intangible assets. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates these assumptions, judgments and estimates. Actual results may differ from these estimates.

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

Amortization lives of intangible assets are as follows:

Content Library		3 – 20 years
Tradenames, Trademarks and Patents		2 – 15 years
Customer Relationships	`	5 – 13 years
Advertiser Relationships and Channel		2 – 13 years
Software		10 years
Capitalized Content		3 years
Supplier Agreements		2 years

The Company’s intangible assets included the following (in thousands):

	As of September 30, 2024
	Cost Basis	Accumulated Amortization	Net
Content Library	$24,165	$(21,618)	$2,547
Advertiser Relationships and Channel	12,604	(3,360)	9,244
Customer Relationships	8,690	(8,008)	682
Software	3,200	(1,040)	2,160
Tradenames, Trademarks and Patents	3,946	(3,140)	806
Capitalized Content	3,048	(550)	2,498
Total Intangible Assets	$55,653	$(37,716)	$17,937

	As of March 31, 2024
	Cost Basis	Accumulated Amortization	Net
Content Library	$24,133	$(21,492)	$2,641
Advertiser Relationships and Channel	12,604	(2,541)	10,063
Customer Relationships	8,690	(7,872)	818
Software	3,200	(880)	2,320
Trademark and Tradenames	3,914	(3,059)	855
Capitalized Content	1,821	(190)	1,631
Total Intangible Assets	$54,362	$(36,034)	$18,328

During the three and six months ended September 30, 2024, the Company had amortization expense of $0.8 million and $1.5 million, respectively. During the three and six months ended September 30, 2023, the Company had amortization expense of $0.8 million and $1.5 million, respectively.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2024, future amortization expense is expected to be as follows (in thousands):

Total
In-process intangible assets	$469
Remainder of fiscal year 2025	1,960
2026	3,584
2027	2,635
2028	1,601
2029	1,545
Thereafter	6,143
Total	$17,937

Capitalized Content

The Company capitalizes direct costs incurred in the production of content from which it expects to generate a return over the anticipated useful life and the Company’s predominant monetization strategy informs the method of amortizing these deferred costs. The determination of the predominant monetization strategy is made at commencement of the production or license period and the classification of the monetization strategy as individual or group only changes if there is a significant change to the title’s monetization strategy relative to its initial assessment. The costs are capitalized as Capitalized Content costs within Intangible Assets and are amortized as a group within Depreciation and Amortization on our Condensed Consolidated Statements of Operations.

Impairment of Long-lived and Finite-lived Intangible Assets

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. There were no impairment charges recorded for long-lived and finite-lived intangible assets during the three and six months ended September 30, 2024 and 2023.

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

The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or to perform the quantitative impairment test. The Company annually assesses goodwill for potential impairment during its fourth fiscal quarter, or sooner if events occur or circumstances would indicate it would be more likely than not that fair value would be reduced below its carrying amount. For the year ended March 31, 2024, the Company recognized a goodwill impairment charge of $14 million. No goodwill impairment charge was recorded in the three and six months ended September 30, 2024 and 2023.

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

•
Level 1 – quoted prices in active markets for identical investments

•
Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)

•
Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

The following tables summarize the levels of fair value measurements of our financial assets and liabilities (in thousands):

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Equity investment in Metaverse, at fair value	$160	$—	$—	$160
	$160	$—	$—	$160

Liabilities:
Current portion of earnout consideration on purchase of a business	$—	$—	$—	$—
	$—	$—	$—	$—

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Equity investment in Metaverse, at fair value	$362	$—	$—	$362
	$362	$—	$—	$362

Liabilities:
Current portion of earnout consideration on purchase of a business	$—	$—	$180	$180
	$—	$—	$180	$180

Our cash and cash equivalents, accounts receivable and accounts payable and accrued expenses are financial instruments and are recorded at cost in the consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts because of their short-term nature.

Equity Investment in Metaverse

The Company has an equity investment in A Metaverse Company (“Metaverse”), a publicly traded Chinese entertainment company, formerly Starrise Media Holdings Limited, whose ordinary shares are listed on the Stock Exchange of Hong Kong.

After a period of time when trading in Metaverse's ordinary shares had been halted, the resumption of active trading status in November 2023 represented renewed availability of quoted, unadjusted prices in active markets for identical assets, upon which the Company can execute a sale and readily access pricing information at the measurement date. Accordingly, the Company has presented the fair value of its Metaverse shares held as of March 31, 2024 within the Level 1 grouping. The fair value of the shares held is presented within Other long term assets and as of September 30, 2024 and March 31, 2024 was $0.2 million and $0.4 million, respectively.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Earnout Consideration on Purchase of Business

Prior to the completion of the earnout period at the end of fiscal year 2024, the Company estimated the fair value of its earnout liability using contractual inputs from the related business combination, which established specific fiscal year revenue growth, profitability and EBITDA targets. During the quarter ended September 30, 2024, the Company made its final earnout payment reducing the earnout liability as of September 30, 2024 to $0.

Content Advances

Content advances represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record a provision for amounts that we expect may not be recoverable. Amounts which are expected to be recovered in more than 12 months are classified as long term and presented within content advances, net of current portion, which were $1.5 million and $2.6 million as of September 30, 2024, and March 31, 2024, respectively. For the three and six months ended September 30, 2024, the Company recognized a reduction in our reserve for the recovery of advances in the amount of $27 thousand and $30 thousand, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of
	September 30, 2024	March 31, 2024
Accounts payable	$7,308	$5,804
Amounts due to producers	7,221	9,889
Accrued compensation and benefits	982	1,119
Accrued other expenses	4,417	4,005
Total Accounts Payable and Accrued Expenses	$19,928	$20,817

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

The deferred consideration related to the acquisition of DMR is payable in either shares of Common Stock or cash, at the Company's discretion and subject to certain conditions. A final payment of $2.4 million is due in March 2025.

The deferred consideration related to the acquisition of FTV is payable in cash and up to 25% in shares of Common Stock, at the Company's discretion and subject to certain conditions. The final payment is due in June 2025.

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

The following tables present the Company’s disaggregated revenue by source (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Streaming and digital	$10,089	$9,355	$17,792	$19,469
Podcast and other	1,273	660	2,316	1,089
Base distribution	1,321	560	1,672	1,718
Other non-recurring	56	2,437	86	3,716
Total Revenue	$12,739	$13,012	$21,866	$25,992

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

The Company follows the five-step model established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 606, Revenue from contracts with customers ("ASC 606") when preparing its assessment of revenue recognition.

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

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the three and six months ended September 30, 2024, the Company recognized a reduction in its provision for credit losses of $30 thousand and $185 thousand, respectively. During the three and six months ended September 30, 2023, we did not recognize any credit losses as part of its ongoing operations or reversals of previously recorded provisions.

A summary of the movements of our allowances for credit losses follows (in thousands):

Allowance for credit losses at the beginning of the year	$269
Decrease in estimated provision	(185)
Allowance for credit losses as at September 30, 2024	$84

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

The ending deferred revenue balance, including current and non-current balances as of September 30, 2024 and March 31, 2024, was $0.4 million and $0.4 million, respectively. In each period, the additions to our deferred revenue balance are due to cash payments received or due in advance of satisfying performance obligations, while the reductions are due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

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

Concentrations

For the three and six months ended September 30, 2024, customers that individually account for greater than 10% collectively represented 45% (three customers) and 32% (two customers) of consolidated revenues. For the three and six months ended September 30, 2023, one customer represented 25% and 24% of consolidated revenues, respectively.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Direct Operating Expenses

Direct operating expenses consist of cost of revenue, fulfillment expenses, shipping costs, property taxes and insurance on systems, royalty expenses, reserves against advances and marketing and direct personnel costs.

Stock-based Compensation

The Company issues stock-based awards to employees and non-employees, generally in the form of restricted stock, restricted stock units, stock appreciation rights ("SARs") and performance stock units ("PSUs"). The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments, including grants of stock options and restricted stock units and modifications to existing stock options, to be recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss based on their fair values. The Company measures the compensation expense of employee and non-employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized on a straight-line basis over the period during which the employee or non-employee is required to provide service in exchange for the award. The fair values of options and SARs are calculated as of the date of grant using the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility, risk-free rate and expected term. The Company’s estimates of these assumptions are primarily based on the trading price of the Company’s stock, historical data, peer company data and judgment regarding future trends and factors. Forfeitures are recognized as they occur.

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

The Company accounts for uncertain tax positions in accordance with an amendment to FASB ASC Topic 740-10, Income Taxes (Accounting for Uncertainty in Income Taxes), which clarified the accounting for uncertainty in tax positions. This amendment provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded. The Company had no uncertain tax positions as of September 30, 2024 and March 31, 2024.

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

Basic and diluted net loss per share are computed as follows (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Basic net loss per share:
Net loss attributable to Common Stockholders	$(1,376)	$(445)	$(4,536)	$(4,082)
Shares used in basic computation:
Weighted-average shares of Common Stock outstanding	15,721	12,376	15,711	11,118
Basic Net Loss Per Share	$(0.09)	$(0.04)	$(0.29)	$(0.37)

Shares used in diluted computation:
Weighted-average shares of Common Stock outstanding	15,721	12,376	15,711	11,118
Stock options and SARs	—	—	—	—
Weighted-average number of shares	15,721	12,376	15,711	11,118
Diluted Net Loss Per Share	$(0.09)	$(0.04)	$(0.29)	$(0.37)

The calculation of diluted net loss per share for the three and six months ended September 30, 2024 does not include the impact of 5,784 thousand and 5,474 thousand anti-dilutive shares, respectively. The calculation of diluted net loss per share for the three and six months ended September 30, 2023 does not include the impact of 845 thousand and 793 thousand anti-dilutive shares, respectively.

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

As of September 30, 2024 and March 31, 2024, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable was $0 as of both September 30, 2024 and March 31, 2024.

Total Stockholders’ Deficit of CDF2 Holdings at both September 30, 2024 and March 31, 2024 was $59.2 million. We have no obligation to fund the operating loss or the stockholders’ deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of both September 30, 2024 and March 31, 2024 is carried at $0.

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

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. STOCKHOLDERS’ EQUITY

COMMON STOCK

As of September 30, 2024 and 2023, the number of shares of Common Stock authorized for issuance was 275,000,000 shares.

During the three months ended September 30, 2024, the Company issued 208 thousand shares of Common Stock. This was comprised of 100 thousand shares for preferred stock dividends and 108 thousand shares for payment of compensation to former owners of an acquired entity. In addition, the Company purchased 31 thousand shares as part of its share repurchase program.

During the six months ended September 30, 2024 and in addition to the activities cited above, the Company also purchased 184 thousand shares as part of the share repurchase program, paid preferred stock dividends through the issuance of 64 thousand common shares and issued 29 thousand shares for acquiree consideration.

During the three months ended September 30, 2023, the Company issued 1.3 million shares of Common Stock. This was comprised of 517 thousand shares issued in conjunction with the exercise of pre-funded warrants issued, 725 thousand shares issued in connection with employee bonuses, 46 thousand shares for preferred stock dividends, and 41 thousand to satisfy earnout-related liabilities. In addition, the Company withheld 223 thousand shares related to taxes on employee bonuses that will be reflected as treasury shares.

During the six months ended September 30, 2023, the Company issued 3.7 million shares of Common Stock. In addition to the activities cited for three months ended September 30, 2023, this was comprised of 2,150 thousand shares issued through a June 16, 2023 direct offering, 177 thousand issued in connection with ATM sales during the first fiscal quarter, and 10 thousand issued in payment of preferred stock dividends. In addition, the Company issued common warrants to purchase up to 2,667 thousand shares of Common Stock in conjunction with its direct offering on June 16, 2023. All pre-funded and common warrants were issued as immediately exercisable. All common warrants remain outstanding as of September 30, 2023.

PREFERRED STOCK

Cumulative dividends in arrears on Series A Preferred Stock were $89 thousand and $87 thousand as of September 30, 2024 and 2023, respectively. During the three and six months ended September 30, 2024, the Company paid preferred stock dividends in arrears of $89 thousand and $178 thousand in the form of shares of Common Stock, respectively. The Company has the right to pay preferred stock dividends in cash or stock, at the Company's discretion.

TREASURY STOCK

We have treasury stock, at cost, consisting of 504 thousand and 289 thousand shares of Common Stock as of September 30, 2024 and March 31, 2024, respectively. During the six months ended September 30, 2024, the Company acquired 214 thousand shares of treasury stock, repurchased through a Rule 10b5-1 trading plan with B. Riley Securities, Inc.

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

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In August 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan). The 2017 Plan replaced the 2000 Plan, and applies to employees and directors of, and consultants to, the Company. The 2017 Plan provides for the issuance of up to 2,055 thousand shares of Common Stock, in the form of various awards, including stock options, stock appreciation rights, stock, restricted stock, restricted stock units, performance awards and cash awards.

For the three and six months ended September 30, 2024, the Company incurred stock-based compensation expense of $0.5 million and $1.0 million, respectively. For the three and six months ended September 30, 2023, the Company incurred stock-based compensation expense of $0.5 million and $0.9 million, respectively.

Included within this expense, our Board of Directors stock-based compensation was $83 thousand and $165 thousand for the three and six months ended September 30, 2024, respectively, and $90 thousand and $180 thousand for the three and six months ended September 30, 2023, respectively.

Share-based compensation expense is reported within Selling, General and Administrative expenses in our Condensed Consolidated Statements of Operations.

5. DEBT

LINE OF CREDIT FACILITY

The Company is party to a Loan, Guaranty, and Security Agreement, as amended, with EWB providing for a $7.5 million Line of Credit Facility, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and our subsidiaries’ assets. The Line of Credit Facility bears interest at a rate equal to 1.5% above the prime rate, equal to 9.5% as of September 30, 2024. The Line of Credit Facility matures on September 15, 2025. Under the Line of Credit Facility, the Company is subject to certain financial and non-financial covenants which require the Company to maintain certain metrics and ratios, maintain certain minimum cash on hand and to report financial information to our lender on a periodic basis. As of September 30, 2024, $4.6 million was outstanding on the Line of Credit Facility, net of unamortized issuance costs of $180 thousand.

During the three and six months ended September 30, 2024, the Company had interest expense, including cash interest and amortization, of $0.2 million and $0.3 million, related to its Line of Credit Facility, respectively.

During the three and six months ended September 30, 2023, the Company had interest expense, including cash interest and amortization, of $0.1 million and $0.2 million related to its Line of Credit Facility, respectively.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

TERM LOAN

On April 5, 2024, T3 Borrower, a wholly-owned subsidiary of the Company, entered into the T3 Loan Agreement with the T3 Lender.

The T3 Loan Agreement provides for the T3 Loan with a principal amount not to exceed $3.7 million, and a maturity date of April 1, 2025, with a permitted extension of the term for 120 days under certain conditions. The T3 Loan bears no interest until the maturity date other than an interest advance equal to $576 thousand at the closing of the T3 Loan on April 5, 2024. The interest advance was recorded as a discount on the T3 Loan at inception and will be amortized to interest expense and increase the loan amount over its term. If the T3 Loan is extended as noted above, the T3 Loan will bear interest at a rate of 1.44% per month. The T3 Borrower may prepay the obligations under the T3 Loan, in full or in part, without penalty or premium. The proceeds under the T3 Loan Agreement are being used for the funding under the Company’s distribution arrangements for the film titled Terrifier 3 (the “Film”). The T3 Loan Agreement contains customary covenants, representation and warranties and events of default. The T3 Loan is presented as current within the Company's Condensed Consolidated Balance Sheets and has a balance of $3.1 million as of September 30, 2024.

After the principal of the T3 Loan is paid in full, the T3 Lender will be entitled to receive 15% of all royalties earned by the Company on the Film under its distribution agreements for the Film until the T3 Lender has received in total 1.75 times the full commitment amount of $3.7 million. The T3 Loan is secured by a first priority interest in all of T3 Borrower’s assets in connection with the Film, including T3 Borrower's rights, title and interest in the distribution agreements, including the proceeds to the T3 Borrower from the distribution of the Film.

The Company entered into a Guaranty Agreement (the "T3 Guaranty Agreement") on April 25, 2024, pursuant to which it guarantees T3 Borrower's obligations under the T3 Loan Agreement (the "Guarantee"). The Guarantee is capped at $1.5 million.

Under an Intercreditor Agreement, dated April 5, 2024, by and among EWB, T3 Lender, T3 Borrower and the Company, the Guarantee is subordinated in payment and performance to the Line of Credit Facility.

6. COMMITMENTS AND CONTINGENCIES

LEASES

Cineverse is a virtual company with one domestic operating lease, acquired through the acquisition of DMR which property is subleased to a third party. The Company has not been relieved of the original lease obligation and therefore recognizes both a lease liability and right-of-use asset as part of the arrangement. The end of both the original lease and sublease's term is January 2025. In addition, the Company has two operating leases related to its Cineverse India operations, with expiration dates in July 2027. Expenses related to these leases were $117 thousand and $233 thousand during the three and six months ended September 30, 2024, respectively, and $121 thousand and $236 thousand during the three and six months ended September 30, 2023, respectively

The Company recognized $46 thousand and $92 thousand of income related to its subleasing arrangement during the three and six months ended September 30, 2024, respectively, and $45 thousand and $90 thousand for the three and six months ended September 30, 2023, respectively

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the lease-related assets and liabilities recorded on our Consolidated Balance Sheets (in thousands):

	Classification on the Balance Sheet	September 30, 2024	March 31, 2024
Assets
Noncurrent	Other long-term assets	$614	$834
Liabilities
Current	Operating leases liabilities	273	401
Noncurrent	Operating leases liabilities, net of current	371	462
		$644	$863

The table below presents the annual gross undiscounted cash flows related to the Company's operating lease commitments (in thousands):

Fiscal year ending March 31,	Operating Lease Commitments
2025	$191
2026	200
2027	210
2028	72
Thereafter	—
Total lease payments	$673
Less imputed interest	(29)
Total	$644

For leases which have a term of twelve months or less and do not contain an option to extend which the Company is reasonably certain to extend the term, the Company has elected to not apply the recognition provisions of ASC 842, Leases, and recognizes these expenses on a straight-line basis over the term of the agreement.

The table below presents the annual gross undiscounted cash flows related to the Company's operating lease subleasing arrangements (in thousands):

Fiscal year ending March 31,	Sublease Payments
2025	$62
Thereafter	—
Total	$62

7. INCOME TAXES

We calculate income tax expense based upon an annual effective tax rate forecast, which includes estimates and assumptions. We recognized income tax expense of $6 thousand and $13 thousand for the three and six months ended September 30, 2024, respectively. We recognized income tax expense of $16 thousand and $36 thousand for the three and six months ended September 30, 2023, respectively. Our income tax expense is attributable to taxable income earned in India relating to transfer pricing.

We have not recorded tax benefits on our loss before income taxes because we have provided for a full valuation allowance that offsets potential deferred tax assets resulting from net operating loss carry forwards, reflecting our inability to use such loss carry forwards.

Our effective tax rate was (0.5)% and (0.3)% for the three and six months ended September 30, 2024, respectively, and (5.3)% and (1.0)% for the three and six months ended September 30, 2023, respectively.

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

Business Overview

Cineverse Corp. (“Cineverse”, “us”, “our”, "we", and “Company” refers to Cineverse Corp. and its subsidiaries unless the context otherwise requires) was incorporated in Delaware on March 31, 2000. Since our inception, we have played a role in the digital distribution revolution that continues to transform the media and entertainment landscape.

The Company has a long legacy in using technology to transform the entertainment industry and played a pioneering role in transitioning movie screens from traditional analog film prints to digital distribution. Over the past several years, Cineverse has transformed itself from being a digital cinema equipment and physical content distributor to a leading independent streaming company.

Cineverse is a streaming technology and entertainment company with its core business operating as (i) a portfolio of owned and operated streaming channels with enthusiast fan bases; (ii) a large-scale global aggregator and full-service distributor of feature films and television programs; and (iii) a proprietary technology software-as-a-service platform for over-the-top (“OTT”) app development and content distribution through subscription video on demand ("SVOD"), dedicated ad-supported video on demand ("AVOD"), ad-supported streaming linear ("FAST") channels, social video streaming services, and audio podcasts. Our streaming channels reach audiences in several distinct ways: direct-to-consumer, through these major application platforms, and through third party distributors of content on platforms.

The Company’s streaming technology platform, known as MatchpointTM, is a software-based streaming operating platform which provides clients with AVOD, SVOD, transactional video on demand ("TVOD") and linear capabilities, automates the distribution of content, and features a robust data analytics platform.

We distribute products for major brands such as Hallmark, ITV, Nelvana, ZDF, Konami, NFL and Highlander, as well as international and domestic content creators, movie producers, television producers and other short-form digital content producers. We collaborate with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to Apple iTunes, Amazon Prime, Netflix, Hulu, Xbox, Pluto, and Tubi, as well as (ii) physical goods, including DVD and Blu-ray Discs.

Financial Condition and Liquidity

We have a history of net losses and we may continue to generate net losses for the foreseeable future. As of September 30, 2024, the Company has an accumulated deficit of $509 million and a working capital deficit of $1.2 million. For the three and six months ended September 30, 2024, the Company had a net loss attributable to Common Stockholders of $1.4 million and $4.5 million, respectively. Net cash used in operating activities for the six months ended September 30, 2024 was $2.4 million, which included $1.7 million of incremental investment in our content portfolio via advances or minimum guarantee payouts.

The Company is party to a Loan, Guaranty, and Security Agreement, as amended, with EWB providing for a $7.5 million Line of Credit Facility, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and our subsidiaries’ assets. The Line of Credit Facility bears interest at a rate equal to 1.5% above the prime rate, equal to 9.5% as of September 30, 2024. The Line of Credit Facility matures on September 15, 2025. As of September 30, 2024, $4.6 million was outstanding on the Line of Credit Facility, net of issuance costs of $180 thousand.

On April 5, 2024, T3 Borrower, a wholly-owned subsidiary of the Company, entered into the T3 Loan Agreement with the T3 Lender, and the Company as guarantor. The T3 Loan Agreement provides for the T3 Loan with a principal amount not to exceed $3.7 million, and a maturity date of April 1, 2025, with a permitted extension of the term for 120 days under certain conditions. The T3 Loan bears no interest until the maturity date other than an interest advance equal to $576 thousand at the closing of the T3 Loan on April 5, 2024. The interest advance was recorded as a discount on the T3 Loan at inception and will be amortized to interest expense and increase the loan amount over its term. If the T3 Loan is extended as noted above, the T3 Loan will bear interest at a rate of 1.44% per month. The T3 Borrower may prepay the obligations under the T3 Loan, in full or in part, without penalty or premium. The proceeds under the T3 Loan Agreement are being used for the funding under the Company’s distribution arrangements for the film titled Terrifier 3 (the “Film”). The T3 Loan Agreement contains customary covenants, representation and warranties and events of default. The T3 Loan is presented as current within the Company's Condensed Consolidated Balance Sheets and has a balance of $3.1 million as of September 30, 2024.

After the principal of the T3 Loan is paid in full, the T3 Lender will be entitled to receive 15% of all royalties earned by the Company on the Film under its distribution agreements for the Film until the T3 Lender has received 1.75 times the full commitment amount of $3.7 million, consisting of the principal amount plus interest and fees advanced to T3 Borrower, plus any extension interest. The T3 Loan is secured by a first priority interest in all of T3 Borrower’s rights and interest in the Film and the distribution agreements, including the proceeds to the T3 Borrower from the distribution of the Film. We expect the T3 Loan to be fully paid off in December 2024 from Film proceeds.

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

The Company will continue to invest in content development and acquisition, from which it believes it will obtain an appropriate return on its investment. As of September 30, 2024 and March 31, 2024, short term content advances were $10.8 million and $9.3 million, respectively, and content advances, net of current portion, were $1.5 million and $2.6 million, respectively.

Our capital requirements will depend on many factors, and we may need to use existing capital resources and/or undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs. We believe our cash and cash equivalents as of September 30, 2024 and availability under our Line of Credit Facility will be sufficient to support our operations for at least twelve months from the filing of this report.

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

Results of Operations for the three months ended September 30, 2024 and 2023 (in thousands):

Revenues

	For the Three Months Ended September 30,				As a % of Revenue
	2024	2023	$ Change	% Change	2024	2023
Streaming and digital	$10,089	$9,355	$734	8%	79%	72%
Podcast and other	1,273	660	613	93%	10%	5%
Base distribution	1,321	560	761	136%	10%	4%
Other non-recurring	56	2,437	(2,381)	(98)%	0%	19%
Total Revenue	$12,739	$13,012	$(273)	(2)%	100%	100%

For the three months ended September 30, 2024, total revenue declined by $0.3 million compared to the three months ended September 30, 2023. Streaming and digital revenue increased by $0.7 million, primarily due to: (i) the $1.6 million license fee revenue related to the licensing of the Dog Whisperer content, and offset by (ii) the unfavorable impact of other content releases' timing relative to the same period in the prior year.

Podcast and other revenue grew by $0.6 million due to the success of the Company's Bloody Disgusting podcast content.

Base distribution revenue increased by $0.8 million mainly due to the favorable physical returns reserves adjustments for the quarter.

Other non-recurring revenue is related to the Company's legacy digital cinema equipment business ("Digital Cinema") as its operations continue to run-off. Digital Cinema revenue decreased $2.4 million compared to the same period in the prior year. The Company doesn't anticipate future revenue related to the Digital Cinema business.

Direct Operating Expenses

	For the Three Months Ended September 30,				As a % of Revenue
	2024	2023	$ Change	% Change	2024	2023
Direct operating expenses	$6,262	$4,646	$1,616	35%	49%	36%

The increase of $1.6 million in Direct Operating Expenses for the three months ended September 30, 2024, compared to the same period of 2023, was primarily due to the following: (i) $0.8 million prior year reversal of earn-out consideration related to the Bloody Disgusting acquisition, (ii) $0.4 million higher manufacturing, fulfillment, and freight charges, and (iii) $0.5 million higher royalty expenses.

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,				As a % of Revenue
	2024	2023	$ Change	% Change	2024	2023
Compensation expense	$4,088	$4,460	$(372)	(8)%	32%	34%
Corporate expenses	732	764	(32)	(4)%	6%	6%
Share-based compensation	503	499	4	1%	4%	4%
Other operating expenses	1,041	1,104	(63)	(6)%	8%	8%
Selling, General and Administrative	$6,364	$6,827	$(463)	(7)%	50%	52%

Selling, general and administrative expenses for the three months ended September 30, 2024 decreased by $0.5 million compared to the same period of 2023. In comparison to the three months ended September 30, 2023, compensation expenses decreased by $0.4 million driven a change in the Company's employment mix, as a result of a greater investment in Cineverse Services India.

Depreciation and Amortization Expense

	For the Three Months Ended September 30,				As a % of Revenue
	2024	2023	$ Change	% Change	2024	2023
Amortization of intangible assets	$815	$804	$11	1%	6%	6%
Depreciation of property and equipment	159	149	10	7%	1%	1%
Depreciation and Amortization	$974	$953	$21	2%	8%	7%

Amortization expense and depreciation expense have remained relatively consistent for the three months ended September 30, 2024 and 2023 as the Company's intangible focused investment mix has remained consistent year-over-year.

Interest Expense, Net

For the three months ended September 30, 2024, interest expense increased by $142 thousand from $195 thousand to $337 thousand primarily due to higher outstanding debt balances and increased interest rates in 2024.

Results of Operations for the Six Months Ended September 30, 2024 and 2023, (in thousands):

Revenues

	For the Six Months Ended September 30,				As a % of Revenue
	2024	2023	$ Change	% Change	2024	2023
Streaming and digital	$17,792	$19,469	$(1,677)	(9)%	81%	75%
Podcast and other	2,316	1,089	1,227	113%	11%	4%
Base distribution	1,672	1,718	(46)	(3)%	8%	7%
Other non-recurring	86	3,716	(3,630)	(98)%	0%	14%
Total Revenue	$21,866	$25,992	$(4,126)	(16)%	100%	100%

For the six months ended September 30, 2024, total revenue declined by $4.1 million compared to the six months ended September 30, 2023. Streaming and digital revenue for the six months ended September 30, 2024 decreased by $1.7 million compared to the same period of 2023, primarily due to the unfavorable impact of content release timing relative to the same period in the prior year, offset by the $1.6 million of license fee revenue recorded during the current quarter related to the licensing of the Dog Whisperer content.

Podcast and other revenue grew by $1.2 million due to the success of the Company's Bloody Disgusting podcast content.

Other non-recurring revenue related to Digital Cinema decreased $3.6 million compared to the same period of 2023 as its operations continue to run-off. The Company doesn't anticipate future revenue related to the Digital Cinema business.

Direct Operating Expenses

	For the Six Months Ended September 30,				As a % of Revenue
	2024	2023	$ Change	% Change	2024	2023
Direct operating expenses	$10,741	$11,633	$(892)	(8)%	49%	45%

The decrease of $0.9 million in Direct Operating Expenses for the six months ended September 30, 2024, compared to the same period of 2023, is primarily due to the net effect of the following key changes: (i) $1.1 million lower royalty expense, (ii) $1.2 million lower digital marketing and SaaS subscription costs, (iii) $0.8 million prior year reversal of earn-out consideration related to the Bloody Disgusting acquisition, and (iv) $0.5 million allowance reductions.

Selling, General and Administrative Expenses

	For the Six Months Ended September 30,				As a % of Revenue
	2024	2023	$ Change	% Change	2024	2023
Compensation expense	$8,139	$8,866	$(727)	(8)%	37%	34%
Corporate expenses	1,744	2,464	(720)	(29)%	8%	9%
Share-based compensation	973	908	65	7%	4%	3%
Other operating expenses	2,071	2,477	(406)	(16)%	9%	10%
Selling, General and Administrative	$12,927	$14,715	$(1,788)	(12)%	59%	57%

Selling, general and administrative expenses for the six months ended September 30, 2024 decreased by $1.8 million compared to the same period of 2023. In comparison to the six months ended September 30, 2023, compensation expenses decreased by $0.7 million driven by a change in the Company's employment mix as a result of a greater investment in Cineverse Services India.

Corporate expenses decreased by $0.7 million and other operating expenses decreased by $0.4 million primarily driven by the Company's continued focus on cost savings initiatives.

Depreciation and Amortization Expense

	For the Six Months Ended September 30,				As a % of Revenue
	2024	2023	$ Change	% Change	2024	2023
Amortization of intangible assets	1,524	$1,502	$22	1%	7%	6%
Depreciation of property and equipment	313	273	40	15%	1%	1%
Depreciation and Amortization	$1,837	$1,775	$62	3%	8%	7%

Amortization expense and depreciation expense have remained relatively consistent for the six months ended September 30, 2024, compared to the six months ended September 30, 2023, as the Company's intangible focused investment mix has remained consistent over the past year.

Interest Expense, Net

For the six months ended September 30, 2024 compared to the same period of 2023, interest expense increased by $278 thousand from $490 thousand to $768 thousand primarily due to higher outstanding debt balances and increased interest rates in 2024.

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

Following is the reconciliation of our consolidated net (loss) income to Adjusted EBITDA (in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(1,203)	$(317)	$(4,253)	$(3,853)
Add Back:
Income tax expense	6	16	13	36
Depreciation and amortization	974	953	1,837	1,775
Interest expense	337	195	768	490
(Gain) loss from equity investment in Metaverse	(1)	718	(4)	718
Stock-based compensation	503	499	973	909
Other (income) expense, net	—	(26)	(163)	148
Net income attributable to noncontrolling interest	(84)	(40)	(106)	(53)
Transition-related costs	—	368	27	835
Adjusted EBITDA	$532	$2,366	$(908)	$1,005

Cash Flow

Changes in our cash flows were as follows (in thousands):

	For the Six Months Ended September 30,
	2024	2023
Net used in operating activities	(2,381)	(6,174)
Net cash used in investing activities	(820)	(515)
Net cash provided by financing activities	463	8,157
Net Change in Cash and Cash Equivalents	$(2,738)	$1,468

For the six months ended September 30, 2024, net cash used in operating activities was primarily driven by loss from operations, excluding non-cash expenses such as depreciation, amortization and stock-based compensation, and other changes in working capital. Specifically, the adjustments are primarily driven by net cash outflows related to content advances made to partners for which initial expenditures are generally recovered within six to twelve months and operating prepayments, partially offset by a decrease in accounts receivable, the collection of the Company's ERTC claim, and a decrease in accounts payable and accrued expenses. Operating cash flows are typically seasonally lower during the first two fiscal quarters and higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season.

Cash used in investing activities was used in the expenditures towards long-lived assets as well as the sale of equity securities.

Cash provided by financing activities were primarily due to the receipt of funds from the T3 Loan offset by a net $1.6 million repayment of the Line of Credit Facility, $0.3 million net payment of deferred acquisition consideration and $0.2 million used to repurchase outstanding shares.

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

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in the Exchange Act), as of September 30, 2024. Based on such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three and six months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares issued to Acquiree :

On September 17, 2021, the Company acquired substantially all of the assets of Bloody Disgusting, LLC (“Bloody Disgusting”). On August 29, 2024, the Company issued 108,434 shares of Common Stock as an earnout payment for the acquisition, pursuant to Section 4(a)(2) of the Securities Act.

During the six-months ended September 30, 2024, we issued 164,000 common shares as payment for preferred dividends.

Information on Share Repurchases :

The following table outlines the open market repurchases of Class A common Shares made under the Company's approved Rule 10b-18 plan :

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly announced Plans	(d) Maximum Shares that May yet be purchased under the Plan or Programs (1.)
May 2024 (5/1/2024 - 5/31/2024)	184,495	$1.02	184,495	315,505
June 2024 (6/1/2024 - 6/30/2024)	—	$—	184,495	315,505
July 2024 (7/1/2024 - 7/31/2024)	30,770	$0.87	215,265	284,735
Total	215,265	$0.99

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index beginning on the following page herein.

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Amendment No. 4 to Amended and Restated Loan, Guaranty and Security Agreement, dated as of August 9, 2024 with East West Bank and the Guarantors named therein.**
31.1	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 200
31.2	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

CINEVERSE CORP.

Date: November 14, 2024	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Mark Lindsey
Mark Lindsey Chief Financial Officer (Principal Financial Officer)