Form 10-Q
period 2024-12-31
Cineverse Corp.
filed 2025-02-14
CIK 1173204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: December 31, 2024

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

As of February 11, 2025, 15,979,558 shares of Class A Common Stock, $0.001 par value, were outstanding.

Cineverse Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Cineverse Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of
	December 31, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,083	$5,167
Accounts receivable, net of allowance for credit losses of $151 and $269, respectively	33,938	15,106
Employee retention tax credit	79	1,671
Content advances	8,825	9,345
Other current assets	1,559	1,432
Total current assets	50,484	32,721
Property and equipment, net	2,927	2,276
Intangible assets, net	17,840	18,328
Goodwill	6,799	6,799
Content advances, net of current portion	1,431	2,551
Other long-term assets	1,061	1,703
Total Assets	$80,542	$64,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$35,974	$20,817
Line of credit, including unamortized debt issuance costs of $153 and $81, respectively	3,847	6,301
Current portion of deferred consideration on purchase of business	3,369	3,114
Earnout consideration on purchase of business	—	180
Current portion of operating lease liabilities	207	401
Deferred revenue	331	436
Total current liabilities	43,728	31,249
Deferred consideration on purchase of business, net of current portion	—	457
Operating lease liabilities, net of current portion	324	462
Other long-term liabilities	27	59
Total Liabilities	$44,079	$32,227
Commitments and contingencies (see Note 6)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and 7 shares outstanding at December 31, 2024 and March 31, 2024	3,559	3,559
Common Stock, $0.001 par value; Class A Stock: 275,000,000 shares authorized as of December 31, 2024 and March 31, 2024; 16,462,308 and 15,985,620 shares issued, with 15,958,489 and 15,699,135 shares outstanding as of December 31, 2024 and March 31, 2024, respectively	194	194
Additional paid-in capital	547,843	545,996
Treasury stock, at cost; 503,819 and 288,554 shares as of December 31, 2024 and March 31, 2024, respectively	(12,193)	(11,978)
Accumulated deficit	(501,667)	(504,153)
Accumulated other comprehensive loss	(306)	(345)
Total stockholders’ equity of Cineverse Corp.	37,430	33,273
Deficit attributable to noncontrolling interest	(967)	(1,122)
Total equity	36,463	32,151
Total Liabilities and Equity	$80,542	$64,378

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenues	$40,740	$13,276	$62,606	$39,268
Costs and expenses
Direct operating	20,997	5,464	31,738	17,097
Selling, general and administrative	9,361	6,373	22,288	21,088
Depreciation and amortization	946	1,012	2,783	2,787
Total operating expenses	31,304	12,849	56,809	40,972
Operating income (loss)	9,436	427	5,797	(1,704)
Interest expense	(2,342)	(291)	(3,110)	(781)
Gain (loss) from equity investment in Metaverse, a related party	138	(3,043)	142	(3,761)
Other (expense) income, net	(65)	147	96	(331)
Net income (loss) before income taxes	7,167	(2,760)	2,925	(6,577)
Income tax (expense) benefit	(6)	24	(19)	(12)
Net income (loss)	7,161	(2,736)	2,906	(6,589)
Net income attributable to noncontrolling interest	(48)	(41)	(155)	(94)
Net income (loss) attributable to controlling interests	7,113	(2,777)	2,751	(6,683)
Preferred stock dividends	(89)	(87)	(266)	(263)
Net income (loss) attributable to common stockholders	$7,024	$(2,864)	$2,485	$(6,946)
Net income (loss) per share attributable to common stockholders:
Basic	$0.38	$(0.22)	$0.13	$(0.59)
Diluted	$0.34	$(0.22)	$0.12	$(0.59)
Weighted average shares of Common Stock outstanding:
Basic	15,880	12,828	15,766	11,678
Diluted	17,774	12,828	17,573	11,678

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net income (loss)	$7,161	$(2,736)	$2,906	$(6,589)
Other comprehensive income (loss):
Foreign exchange translation	(9)	(3)	39	(15)
Net income attributable to noncontrolling interest	(48)	(41)	(155)	(94)
Comprehensive income (loss)	$7,104	$(2,780)	$2,790	$(6,698)

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$2,906	$(6,589)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,783	2,787
Amortization of debt issuance costs	310	103
Stock-based compensation	1,463	1,092
Non-cash interest expense	349	381
Changes in fair value of equity investment in Metaverse	(142)	3,761
Change in estimated earnout consideration	—	(682)
Barter-related non-cash expenses	256	256
Other	(37)	395
Changes in operating assets and liabilities:
Accounts receivable	(18,832)	3,398
Other current and long-term assets	1,837	449
Content advances	1,194	(6,485)
Accounts payable, accrued expenses and other liabilities	14,654	(6,802)
Capitalized content	(1,652)	(1,371)
Deferred revenue	(105)	20
Net cash provided by (used in) operating activities	$4,984	$(9,287)
Cash flows from investing activities:
Expenditures for long-lived assets	(1,104)	(641)
Sale of equity investment securities	449	159
Net cash used in investing activities	$(655)	$(482)
Cash flows from financing activities:
Proceeds from line of credit	47,588	28,565
Payments on line of credit	(49,970)	(28,565)
Payment of deferred consideration	(333)	—
At-the-market issuance fees	(41)	—
Proceeds from the issuance of a term loan, net of debt issuance costs	2,917	—
Repayment of term loan	(3,090)	—
Payment of earnout consideration	(90)	(291)
Cost to acquire treasury shares	(215)	—
Financing fees for line of credit	(209)	(96)
Proceeds from common stock warrant exercise	30	—
Issuance of Class A common stock, net of issuance costs	—	8,542
Net cash (used in) provided by financing activities	$(3,413)	$8,156
Net change in cash and cash equivalents	916	(1,613)
Cash and cash equivalents at beginning of period	5,167	7,152
Cash and cash equivalents at end of period	$6,083	$5,539

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY

(Unaudited)

(in thousands)

	Nine Months Ended December 31,
	2024	2023
Cash interest paid	$931	$233
Lease liability related payments	$351	$333
Income taxes paid	$38	$49
Noncash investing and financing activities:
Issuance of Class A common stock for payment of employee bonuses	$—	$1,203
Treasury shares acquired for withholding taxes	$—	$370
Earnout liability settled in stock	$90	$392
Bonus liability settled in stock	$40	$—
Accrued dividends on preferred stock	$266	$263
Issuance of Class A common stock for payment of accrued preferred stock dividends	$267	$263

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	Preferred Stock		Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Total
Balances as of March 31, 2024 (Audited)	1	$3,559	15,699	$194	289	$(11,978)	$545,996	$(504,153)	$(345)	$33,273	$(1,122)	$32,151
Foreign exchange translation	—	—	—	—	—	—	—	—	55	55	—	55
Stock-based compensation	—	—	—	—	—	—	470	—	—	470	—	470
Treasury stock acquired	—	—	(184)	—	184	(188)	—	—	—	(188)	—	(188)
Fees incurred in connection with ATM offering	—	—	—	—	—	—	(42)	—	—	(42)	—	(42)
Issuance of common stock for acquiree consideration	—	—	29	—	—	—	41	—	—	41	—	41
Preferred stock dividends paid in stock	—	—	64	—	—	—	89	—	—	89	—	89
Preferred stock dividends accrued	—	—	—	—	—	—	—	(89)	—	(89)	—	(89)
Net loss (income)	—	—	—	—	—	—	—	(3,073)	—	(3,073)	23	(3,050)
Balances as of June 30, 2024	1	$3,559	15,608	$194	473	$(12,166)	$546,554	$(507,315)	$(290)	$30,536	$(1,099)	$29,437
Foreign exchange translation	—	—	—	—	—	—	—	—	(7)	(7)	—	(7)
Stock-based compensation	—	—	—	—	—	—	503	—	—	503	—	503
Issuance of Class A common stock for earnout commitment	—	—	108	—	—	—	88	—	—	88	—	88
Treasury stock acquired	—	—	(31)	—	31	(27)	—	—	—	(27)	—	(27)
Preferred stock dividends paid in stock	—	—	100	—	—	—	89	—	—	89	—	89
Preferred stock dividends accrued	—	—	—	—	—	—	—	(89)	—	(89)	—	(89)
Net loss (income)	—	—	—	—	—	—	—	(1,287)	—	(1,287)	84	(1,203)
Balances as of September 30, 2024	1	$3,559	15,785	$194	504	$(12,193)	$547,234	$(508,691)	$(297)	$29,806	$(1,015)	$28,791
Foreign exchange translation	—	—	—	—	—	—	—	—	(9)	(9)	—	(9)
Stock-based compensation	—	—	—	—	—	—	490	—	—	490	—	490
Issuance of common stock for Board of Director compensation	—	—	74	—	—	—	—	—	—	—	—	—
Preferred stock dividends paid in stock	—	—	89	—	—	—	89	—	—	89	—	89
Preferred stock dividends accrued	—	—	—	—	—	—	—	(89)	—	(89)	—	(89)
Exercise of common stock warrant	—	—	10	—	—	—	30	—	—	30	—	30
Net income	—	—	—	—	—	—	—	7,113	—	7,113	48	7,161
Balances as of December 31, 2024	1	$3,559	15,958	$194	504	$(12,193)	$547,843	$(501,667)	$(306)	$37,430	$(967)	$36,463

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	Preferred Stock		Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Total
Balances as of March 31, 2023 (Audited)	1	$3,559	9,348	$185	66	$(11,608)	$530,998	$(482,395)	$(402)	$40,337	$(1,264)	$39,073
Foreign exchange translation	—	—	—	—	—	—	—	—	(78)	(78)	—	(78)
Stock-based compensation	—	—	—	—	—	—	409	—	—	409	—	409
Issuance of Class A common stock in connection with ATM raises, net	—	—	177	4	—	—	1,065	—	—	1,069	—	1,069
Issuance of Class A common stock in connection with direct equity offering	—	—	2,150	2	—	—	7,437	—	—	7,439	—	7,439
Preferred stock dividends paid in stock	—	—	10	—	—	—	88	—	—	88	—	88
Preferred stock dividends accrued	—	—	—	—	—	—	—	(88)	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	—	(3,550)	—	(3,550)	14	(3,536)
Balances as of June 30, 2023	1	$3,559	11,685	$191	66	$(11,608)	$539,997	$(486,033)	$(480)	$45,626	$(1,250)	$44,376
Foreign exchange translation	—	—	—	—	—	—	—	—	66	66	—	66
Stock-based compensation	—	—	—	—	—	—	499	—	—	499	—	499
Issuance of Class A common stock in connection employee bonuses	—	—	725	1	—	—	1,203	—	—	1,204	—	1,204
Estimated fee decrease associated with equity issuance	—	—	—	—	—	—	33	—	—	33	—	33
Issuance in connection with the exercise of warrants	—	—	517	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock for earnout commitment	—	—	41	—	—	—	392	—	—	392	—	392
Treasury stock in connection with taxes withheld from employees	—	—	(223)	—	223	(370)	—	—	—	(370)	—	(370)
Preferred stock dividends paid in stock	—	—	46	—	—	—	87	—	—	87	—	87
Preferred stock dividends accrued	—	—	—	—	—	—	—	(87)	—	(87)	—	(87)
Net loss	—	—	—	—	—	—	—	(357)	—	(357)	40	(317)
Balances as of September 30, 2023	1	$3,559	12,791	$192	289	$(11,978)	$542,211	$(486,477)	$(414)	$47,093	$(1,210)	$45,883
Foreign exchange translation	—	—	—	—	—	—	—	—	(3)	(3)	—	(3)
Stock-based compensation	—	—	—	—	—	—	98	—	—	98	—	98
Issuance of common stock for Board of Director compensation	—	—	400	—	—	—	85	—	—	85	—	85
Preferred stock dividends paid in stock	—	—	74	—	—	—	87	—	—	87	—	87
Preferred stock dividends accrued	—	—	—	—	—	—	—	(87)	—	(87)	—	(87)
Net loss	—	—	—	—	—	—	—	(2,777)	—	(2,777)	41	(2,736)
Balances as of December 31, 2023	1	$3,559	13,265	$192	289	$(11,978)	$542,481	$(489,341)	$(417)	$44,496	$(1,170)	$43,327

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

Our Class A common stock, par value $0.001 per share (the "Common Stock"), is listed on The Nasdaq Stock Market (“Nasdaq”) under the symbol “CNVS.”

Financial Condition and Liquidity

We have a history of net losses and we may continue to generate net losses for the foreseeable future. As of December 31, 2024, the Company has an accumulated deficit of $501.7 million and working capital surplus of $6.8 million. For the three and nine months ended December 31, 2024, the Company had a net income attributable to Common Stock holders of $7.0 million and $2.5 million, respectively. Net cash provided by operating activities for the nine months ended December 31, 2024 was $5.0 million, which is net of $4.8 million of incremental investment in our content portfolio via advances or minimum guarantee payouts.

The Company is party to a Loan, Guaranty, and Security Agreement, as amended, with East West Bank ("EWB") providing for a $7.5 million Line of Credit Facility, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and our subsidiaries’ assets. The Line of Credit Facility bears interest at a rate equal to 1.5% above the prime rate, equal to 9.0% as of December 31, 2024. The Line of Credit Facility matures on September 15, 2025. As of December 31, 2024, $3.8 million was outstanding on the Line of Credit Facility, net of unamortized issuance costs of $153 thousand. Subsequent to the quarter ended December 31, 2024, our Line of Credit balance was paid down to $0.

On April 5, 2024, Cineverse Terrifier LLC (“T3 Borrower”), a wholly-owned subsidiary of the Company entered into a Loan and Security Agreement with BondIt LLC (“T3 Lender”) and the Company, as a guarantor (the “T3 Loan Agreement”). The T3 Loan Agreement provides for a term loan with a principal amount not to exceed $3,666 thousand (the “T3 Loan”), and a maturity date of April 1, 2025, unless extended for 120 days under certain conditions. The T3 Loan bears no interest until the maturity date other than an interest advance equal to $576 thousand paid at the closing of the T3 Loan on April 5, 2024. After the principal of the T3 Loan is paid in full, the T3 Lender will be entitled to receive 15% of all royalties earned by the Company on the film titled Terrifier 3 (the "Film") under its distribution agreements until the T3 Lender has received 1.75 times of the full commitment amount of $3,666 thousand consisting of principal plus interest and fees advanced to the T3 Borrower, plus any extension interest. The T3 Loan, including interest of $576 thousand, was repaid during the quarter ended December 31, 2024. See Note 6 - Debt, for further information.

On May 3, 2024, the Company entered into a sales agreement (the “2024 Sales Agreement”) with A.G.P./Alliance Global Partners and The Benchmark Company, LLC (collectively, the “Sales Agents”), pursuant to which the Company may offer and

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company will continue to invest in content development and acquisition, from which it believes it will obtain an appropriate return on its investment. As of December 31, 2024 and March 31, 2024, short term content advances were $8.8 million and $9.3 million, respectively, and content advances, net of the current portion, were $1.4 million and $2.6 million, respectively.

Our capital requirements will depend on many factors, and we may need to use existing capital resources and/or undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs. We believe our cash and cash equivalents and availability under our Line of Credit Facility as of December 31, 2024 will be sufficient to support our operations for at least twelve months from the filing of this report.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Use of Estimates

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

Amortization lives of intangible assets are as follows:

Content Library		3 – 20 years
Tradenames, Trademarks and Patents		2 – 15 years
Customer Relationships	`	5 – 13 years
Advertiser Relationships and Channel		2 – 13 years
Software		10 years
Capitalized Content		3 years
Supplier Agreements		2 years

The Company’s intangible assets included the following (in thousands):

	As of December 31, 2024
	Cost Basis	Accumulated Amortization	Net
Content Library	$24,226	$(21,675)	$2,551
Advertiser Relationships and Channel	12,832	(3,782)	9,050
Customer Relationships	8,690	(8,077)	613
Software	3,200	(1,120)	2,080
Tradenames, Trademarks and Patents	3,953	(3,171)	782
Capitalized Content	3,541	(777)	2,764
Total Intangible Assets	$56,442	$(38,602)	$17,840

	As of March 31, 2024
	Cost Basis	Accumulated Amortization	Net
Content Library	$24,133	$(21,492)	$2,641
Advertiser Relationships and Channel	12,604	(2,541)	10,063
Customer Relationships	8,690	(7,872)	818
Software	3,200	(880)	2,320
Tradenames, Trademarks and Patents	3,914	(3,059)	855
Capitalized Content	1,821	(190)	1,631
Total Intangible Assets	$54,362	$(36,034)	$18,328

During the three and nine months ended December 31, 2024, the Company had amortization expense of $0.8 million and $2.3 million, respectively. During the three and nine months ended December 31, 2023, the Company had amortization expense of $0.9 million and $2.4 million, respectively.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of December 31, 2024, future amortization expense is expected to be as follows (in thousands):

Total
In-process intangible assets	$469
Remainder of fiscal year 2025	1,004
2026	3,734
2027	2,785
2028	1,718
2029	1,615
Thereafter	6,515
Total	$17,840

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

Impairment of Long-lived and Finite-lived Intangible Assets

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. There were no impairment charges recorded for long-lived and finite-lived intangible assets during the three and nine months ended December 31, 2024 and 2023.

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

The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or to perform the quantitative impairment test. The Company annually assesses goodwill for potential impairment during its fourth fiscal quarter, or sooner if events occur or circumstances would indicate it would be more likely than not that fair value would be reduced below its carrying amount. For the year ended March 31, 2024, the Company recognized a goodwill impairment charge of $14 million. No goodwill impairment charge was recorded in the three and nine months ended December 31, 2024 and 2023.

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

•
Level 1 – quoted prices in active markets for identical investments
•
Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)
•
Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

The following tables summarize the levels of fair value measurements of our financial assets and liabilities (in thousands):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Equity investment in Metaverse, at fair value	$53	$—	$—	$53
	$53	$—	$—	$53

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Equity investment in Metaverse, at fair value	$362	$—	$—	$362
	$362	$—	$—	$362

Liabilities:
Current portion of earnout consideration on purchase of a business	$—	$—	$180	$180
	$—	$—	$180	$180

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

After a period of time when trading in Metaverse's ordinary shares had been halted, the resumption of active trading status in November 2023 represented renewed availability of quoted, unadjusted prices in active markets for identical assets, upon which the Company can execute a sale and readily access pricing information at the measurement date. Accordingly, the Company has presented the fair value of its Metaverse shares held within the Level 1 grouping. The fair value of the shares held is presented within Other long-term assets and as of December 31, 2024 and March 31, 2024 was $0.1 million and $0.4 million, respectively.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Earnout Consideration on Purchase of Business

Prior to the completion of an earnout period at the end of fiscal year 2024, the Company estimated the fair value of its earnout liability using contractual inputs from the related business combination, which established specific fiscal year revenue growth, profitability and EBITDA targets. During the quarter ended September 30, 2024, the Company made its final earnout payment reducing the earnout liability as of September 30, 2024 to $0.

Content Advances

Content advances represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record a provision for amounts that we expect may not be recoverable. Amounts which are expected to be recovered in more than 12 months are classified as long term and presented within content advances, net of current portion, which were $1.4 million and $2.6 million as of December 31, 2024 and March 31, 2024, respectively. For the three and nine months ended December 31, 2024, the Company recognized a reduction in our reserve for the recovery of advances in the amount of $67 thousand and $37 thousand, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of
	December 31, 2024	March 31, 2024
Accounts payable	$7,207	$5,804
Amounts due to producers	18,358	9,889
Accrued compensation and benefits	3,498	1,119
Accrued other expenses	6,911	4,005
Total Accounts Payable and Accrued Expenses	$35,974	$20,817

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

The deferred consideration related to the acquisition of DMR is payable in either shares of Common Stock or cash, at the Company's discretion, and subject to certain conditions. A final payment of $2.4 million is due in March 2025.

The deferred consideration related to the acquisition of FTV is payable in cash and up to 25% in shares of Common Stock, at the Company's discretion, and subject to certain conditions. The final payment of $1.1 million is due in June 2025.

As of December 31, 2024 and March 31, 2024, the Company has outstanding liabilities of $3.4 million and $3.1 million, respectively, relating to deferred consideration arrangements.

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

The following tables present the Company’s disaggregated revenue by source (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Streaming and digital	$14,128	$9,537	$31,920	$29,006
Podcast and other	2,058	864	4,374	1,953
Base distribution	24,481	2,811	26,153	4,529
Other non-recurring	73	64	159	3,780
Total Revenue	$40,740	$13,276	$62,606	$39,268

The Company's Streaming and digital revenue pertains to its OTT business, including the licensing, service, advertising, and subscription revenue related to the Company's streaming business and partnerships. Base distribution revenue relates to non-streaming revenue, including Theatrical revenue and the sale of DVDs. Podcast and other revenue primarily relate to the Company's Bloody Disgusting Podcast Network. As the Company satisfies its performance obligations from these revenue sources, whether relating to the delivery of digital content, physical goods, or licensing, revenue is generally measured at a point in time.

Other non-recurring revenue relates to the Company's legacy digital cinema operations, whose operations have run off, still may generate non-recurring revenue from the sale of cinema assets or the recognition of variable consideration as the associated uncertainty associated with the revenue is resolved.

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

During the three and nine months ended December 31, 2024, the Company recognized an increase (reduction) in its provision for credit losses of $68 thousand and ($118) thousand, respectively. During the three and nine months ended December 31, 2023, we did not recognize any credit losses as part of its ongoing operations or reversals of previously recorded provisions.

A summary of the movements of our allowances for credit losses follows (in thousands):

Allowance for credit losses at the beginning of the year	$269
Decrease in estimated provision	(118)
Allowance for credit losses as at December 31, 2024	$151

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

The ending deferred revenue balance, including current and non-current balances as of December 31, 2024 and March 31, 2024, was $0.3 million and $0.4 million, respectively. In each period, the additions to our deferred revenue balance are due to cash payments received or due in advance of satisfying performance obligations, while the reductions are due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

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

Concentrations

For the three and nine months ended December 31, 2024, customers that individually account for greater than 10% collectively represented 71% (two customers) and 56% (two customers) of consolidated revenues. For the three and nine months ended December 31, 2023, one customer represented 26% and 23% of consolidated revenues, respectively.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Direct Operating Expenses

Direct operating expenses consist of cost of revenue, fulfillment expenses, shipping costs, property taxes and insurance on systems, royalty expenses, reserves against advances and marketing and direct personnel costs.

Stock-based Compensation

The Company issues stock-based awards to employees and non-employees, generally in the form of restricted stock, restricted stock units, stock appreciation rights ("SARs") and performance stock units ("PSUs"). The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments, including grants of stock options and restricted stock units and modifications to existing awards, to be recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss based on their fair values. The Company measures the compensation expense of employee and non-employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized on a straight-line basis over the period during which the employee or non-employee is required to provide service in exchange for the award. The fair values of options and SARs are calculated as of the date of grant using the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility, risk-free rate and expected term. The Company’s estimates of these assumptions are primarily based on the trading price of the Company’s stock, historical data, peer company data and judgment regarding future trends and factors. Forfeitures are recognized as they occur.

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

The Company accounts for uncertain tax positions in accordance with an amendment to FASB ASC Topic 740-10, Income Taxes (Accounting for Uncertainty in Income Taxes), which clarified the accounting for uncertainty in tax positions. This amendment provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded. The Company had no uncertain tax positions as of December 31, 2024 and March 31, 2024.

Recently Issued Accounting Pronouncements

The Company evaluates all Accounting Standard Updates ("ASUs") issued but not yet effective by FASB for consideration of their applicability. ASU's not included in the Company's disclosures were assessed and determined to be not applicable and material to the Company's consolidated financial statements or disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures. The update requires disclosure of incremental segment information, including significant segment expenses, on an annual and interim basis, and would apply to single segment companies. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption is permitted. The Company is required to apply the updates retrospectively. The Company is assessing the impact of ASU 2023-07 on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures. On an annual basis, this update requires the disclosure of specific tax categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The amendments are effective for annual periods

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

beginning after December 15, 2024. Prospective and retrospective adoption is permitted. The Company is still evaluating its method of adoption and assessing the impact of ASU 2023-09 on the disclosures within its consolidated financial statements.

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

As of December 31, 2024 and March 31, 2024, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable was $0 as of both December 31, 2024 and March 31, 2024.

Total Stockholders’ Deficit of CDF2 Holdings at both December 31, 2024 and March 31, 2024 was $59.2 million. We have no obligation to fund the operating loss or the stockholders’ deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of both December 31, 2024 and March 31, 2024 is carried at $0.

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

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. STOCKHOLDERS’ EQUITY

COMMON STOCK

As of December 31, 2024 and 2023, the number of shares of Common Stock authorized for issuance was 275,000,000 shares.

During the three months ended December 31, 2024, the Company issued 173 thousand shares of Common Stock. This was comprised of 89 thousand shares for preferred stock dividends and 74 thousand shares for payment of compensation to the Company's Board of Directors. In addition, the Company issued 10 thousand shares in relation to the exercise of common stock warrants.

During the nine months ended December 31, 2024 and in addition to the activities cited above, the Company also purchased 215 thousand shares as part of the share repurchase program, paid preferred stock dividends through the issuance of 164 thousand common shares, issued 108 thousand shares for payment of compensation to former owners of an acquired entity and issued 29 thousand shares for acquiree consideration.

During the three months ended December 31, 2023, the Company issued 474 thousand shares of Common Stock. This was comprised of 74 thousand shares for preferred stock dividends, and 400 thousand shares for Board of Director compensation.

During the nine months ended December 31, 2023, the Company issued 3,917 thousand shares of Common Stock. In addition to the activity cited for three months ended December 31, 2023, this was comprised of 517 thousand shares issued in conjunction with the exercise of pre-funded warrants issued, 502 shares issued in connection with employee bonuses, 56 thousand shares for preferred stock dividends, 41 thousand to satisfy earnout-related liabilities, 2,150 thousand shares were issued through a June 16, 2023 direct offering, and 177 thousand issued in connection with ATM sales during the first fiscal quarter. In addition, the Company issued common warrants to purchase up to 2,667 thousand shares of Common Stock in conjunction with its direct offering on June 16, 2023.

All common warrants were issued as immediately exercisable and 2,657 thousand common warrants remain outstanding as of December 31, 2024. These common warrants are considered participating securities for purposes of the earnings per share calculation. Refer to Note 5, Earnings (Loss) Per Share.

PREFERRED STOCK

Cumulative dividends in arrears on Series A Preferred Stock were $89 thousand and $87 thousand as of December 31, 2024 and 2023, respectively. During the three and nine months ended December 31, 2024 and 2023, the Company paid preferred stock dividends in arrears for the same amount in the form of shares of Common Stock. The Company has the right to pay preferred stock dividends in cash or stock, at the Company's discretion.

TREASURY STOCK

We have treasury stock, at cost, consisting of 504 thousand and 289 thousand shares of Common Stock as of December 31, 2024 and March 31, 2024, respectively. During the nine months ended December 31, 2024, the Company acquired 215 thousand shares of treasury stock, repurchased through a Rule 10b5-1 trading plan with B. Riley Securities, Inc.

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

In August 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan). The 2017 Plan replaced the 2000 Plan, and applies to employees and directors of, and consultants to, the Company. The 2017 Plan provides for the issuance of up to 2,055 thousand shares of Common Stock, in the form of various awards, including stock options, stock appreciation rights, stock, restricted stock, restricted stock units, performance awards and cash awards. In December 2024, an increase in the authorization under the 2017 Plan to 2,505 thousand shares was approved.

For the three and nine months ended December 31, 2024, the Company incurred stock-based compensation expense of $0.5 million and $1.5 million, respectively. For the three and nine months ended December 31, 2023, the Company incurred stock-based compensation expense of $0.2 million and $1.1 million, respectively.

Included within this expense, our Board of Directors stock-based compensation was $83 thousand and $248 thousand for the three and nine months ended December 31, 2024, respectively, and $85 thousand and $265 thousand for the three and nine months ended December 31, 2023, respectively.

Share-based compensation expense is reported within Selling, General and Administrative expenses in our Condensed Consolidated Statements of Operations. For the three and nine months ended December 31, 2024, the Company's stock grants are primarily in the form of restricted stocks and restricted stock units.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. EARNINGS (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to Common Stockholders, adjusted for by the deemed earnings attributable to participating common warrant holders, by the weighted average number of shares of Common Stock outstanding during the period.

Diluted net income (loss) per share is computed by dividing the net income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include restricted stock units, stock options and warrants outstanding during the period, and are calculated using the treasury stock method. Potentially dilutive common shares are excluded from the computations of diluted income (loss) per share if their effect would be anti-dilutive. A net loss available to Common Stockholders causes all potentially dilutive securities to be anti-dilutive and are not included.

The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the three and nine months ended December 31, 2024:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
	(in thousands, except share & per share data)
Numerator:
Net income (loss) attributable to common stock holders	$7,024	$(2,864)	$2,485	$(6,946)
Less: earnings attributable to participating common warrant holders	(1,009)	—	(359)	—
Net income (loss) attributable to common stock holders - basic and diluted	$6,015	$(2,864)	$2,126	$(6,946)

Denominator:
Weighted average shares of common stock - basic	15,879,951	12,828,011	15,765,996	11,677,870
Effect of dilutive common stock equivalents	1,894,289	—	1,806,734	—
Weighted average shares of common stock - diluted	17,774,240	12,828,011	17,572,730	11,677,870

Earnings per share:
Basic earnings (loss) per share	$0.38	$(0.22)	$0.13	$(0.59)
Effect of dilutive common stock equivalents	(0.04)	—	(0.01)	—
Diluted earnings (loss) per share	$0.34	$(0.22)	$0.12	$(0.59)

The following common equivalent shares outstanding at period-end have been excluded from the computation of earnings per share, as their inclusion would have been anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Options to purchase common stock	400	927	400	927
Stock appreciation rights	770,969	797,110	770,969	762,239
Warrants to purchase common stock	2,656,667	2,666,667	2,656,667	2,666,667

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. DEBT

LINE OF CREDIT FACILITY

The Company is party to a Loan, Guaranty, and Security Agreement, as amended, with East West Bank ("EWB") providing for a $7.5 million Line of Credit Facility, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and our subsidiaries’ assets. The Line of Credit Facility bears interest at a rate equal to 1.5% above the prime rate, equal to 9.0% as of December 31, 2024. The Line of Credit Facility matures on September 15, 2025. The Company intends to renew when the Line of Credit matures. Under the Line of Credit Facility, the Company is subject to certain financial and non-financial covenants which require the Company to maintain certain metrics and ratios, maintain certain minimum cash on hand and to report financial information to our lender on a periodic basis. As of December 31, 2024, $3.8 million was outstanding on the Line of Credit Facility, net of unamortized issuance costs of $153 thousand. Subsequent to December 31, 2024, our Line of Credit balance was paid down to $0.

During the three and nine months ended December 31, 2024, the Company had interest expense, including cash interest and amortization, of $0.2 million and $0.5 million, related to its Line of Credit Facility, respectively.

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

After the principal of the T3 Loan is paid in full, the T3 Lender will be entitled to receive 15% of all royalties earned by the Company on the Film under its distribution agreements for the Film until the T3 Lender has received in total 1.75 times the full commitment amount of $3.7 million. The T3 Loan is secured by a first priority interest in all of T3 Borrower’s assets in connection with the Film, including T3 Borrower's rights, title and interest in the distribution agreements, including the proceeds to the T3 Borrower from the distribution of the Film. As of December 31, 2024, we have recorded interest expense of $1.5 million to the T3 Lender representing its 15% share of royalties earned under the T3 Loan Agreement.

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

The T3 Loan, including interest of $576 thousand, was repaid during the quarter ended December 31, 2024.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. COMMITMENTS AND CONTINGENCIES

LEASES

Cineverse is a virtual company with one domestic operating lease, acquired through the acquisition of DMR which property is subleased to a third party. The Company has not been relieved of the original lease obligation and therefore recognizes both a lease liability and right-of-use asset as part of the arrangement. The end of both the original lease and sublease term is January 2025. In addition, the Company has two operating leases related to its Cineverse India operations, with expiration dates in July 2027. Expenses related to these leases were $117 thousand and $351 thousand during the three and nine months ended December 31, 2024, respectively, and $109 thousand and $337 thousand during the three and nine months ended December 31, 2023, respectively.

The Company recognized $46 thousand and $138 thousand of income related to its subleasing arrangement during the three and nine months ended December 31, 2024, respectively, and $45 thousand and $135 thousand for the three and nine months ended December 31, 2023, respectively.

The table below presents the lease-related assets and liabilities recorded on our Consolidated Balance Sheets (in thousands):

	Classification on the Balance Sheet	December 31, 2024	March 31, 2024
Assets
Noncurrent	Other long-term assets	$502	$834
Liabilities
Current	Operating leases liabilities	207	401
Noncurrent	Operating leases liabilities, net of current	324	462
		$531	$863

The table below presents the annual gross undiscounted cash flows related to the Company's operating lease commitments (in thousands):

Fiscal year ending March 31,	Operating Lease Commitments
2025 (remainder of the fiscal year)	$72
2026	200
2027	210
2028	72
Thereafter	—
Total lease payments	$554
Less imputed interest	(23)
Total	$531

For leases which have a term of twelve months or less and do not contain an option to extend which the Company is reasonably certain to extend the term, the Company has elected to not apply the recognition provisions of ASC 842, Leases, and recognizes these expenses on a straight-line basis over the term of the agreement.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the annual gross undiscounted cash flows related to the Company's operating lease subleasing arrangements (in thousands):

Fiscal year ending March 31,	Sublease Payments
2025	$15
Thereafter	—
Total	$15

8. INCOME TAXES

We calculate income tax expense based upon an annual effective tax rate forecast, which includes estimates and assumptions. We recognized income tax expense of $6 thousand and $19 thousand for the three and nine months ended December 31, 2024, respectively. We recognized income tax (benefit) expense of $(24) thousand and $12 thousand for the three and nine months ended December 31, 2023, respectively. Our income tax expense is attributable to taxable income earned in India relating to transfer pricing.

We have not recorded tax expense in the U.S. on our income because we anticipate utilizing net operating loss carry forwards. We have not recorded tax benefits on our U.S. deferred tax assets because we continue to provide a valuation allowance for all our U.S. net deferred tax assets as of December 31, 2024, as it is more likely than not that the assets will not be recovered based on an insufficient history of earnings

Our effective tax rate was 0.1% and 0.6% for the three and nine months ended December 31, 2024, respectively, and 0.9% and (0.2)% for the three and nine months ended December 31, 2023, respectively.

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

Financial Condition and Liquidity

We have a history of net losses and we may continue to generate net losses for the foreseeable future. As of December 31, 2024, the Company has an accumulated deficit of $501.7 million and a working capital surplus of $6.8 million. For the three and nine months ended December 31, 2024, the Company had a net income attributable to Common Stock holders of $7.0 million and $2.5 million, respectively. Net cash provided by operating activities for the nine months ended December 31, 2024 was $5.0 million, which is net of $4.8 million incremental investment in our content portfolio via advances or minimum guarantee payouts.

The Company is party to a Loan, Guaranty, and Security Agreement, as amended, with East West Bank ("EWB") providing for a $7.5 million Line of Credit Facility, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and our subsidiaries’ assets. The Line of Credit Facility bears interest at a rate equal to 1.5% above the prime rate, equal to 9.0% as of December 31, 2024. The Line of Credit Facility matures on September 15, 2025. The Company intends to renew when the Line of Credit matures. As of December 31, 2024, $3.8 million was outstanding on the Line of Credit Facility, net of issuance costs of $153 thousand. Subsequent to December 31, 2024, our Line of Credit balance was paid down to $0.

On April 5, 2024, T3 Borrower, a wholly-owned subsidiary of the Company, entered into the T3 Loan Agreement with the T3 Lender, and the Company as guarantor. The T3 Loan Agreement provides for the T3 Loan with a principal amount not to exceed $3.7 million, and a maturity date of April 1, 2025, with a permitted extension of the term for 120 days under certain conditions. The T3 Loan bears no interest until the maturity date other than an interest advance equal to $576 thousand at the closing of the T3 Loan on April 5, 2024. The interest advance was recorded as a discount on the T3 Loan at inception and will be amortized to interest expense and increase the loan amount over its term. If the T3 Loan is extended as noted above, the T3 Loan will bear interest at a rate of 1.44% per month. The T3 Borrower may prepay the obligations under the T3 Loan, in full or in part, without penalty or premium. The proceeds under the T3 Loan Agreement are being used for the funding under the Company’s distribution arrangements for the film titled Terrifier 3 (the “Film”). The T3 Loan Agreement contains customary covenants, representation and warranties and events of default. The T3 Loan, including interest of $576 thousand, was repaid in advance during the quarter ended December 31, 2024.

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

The Company will continue to invest in content development and acquisition, from which it believes it will obtain an appropriate return on its investment. As of December 31, 2024 and March 31, 2024, short term content advances were $8.8 million and $9.3 million, respectively, and content advances, net of current portion, were $1.4 million and $2.6 million, respectively.

Our capital requirements will depend on many factors, and we may need to use existing capital resources and/or undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs. We believe our cash and cash equivalents and availability under our Line of Credit Facility as of December 31, 2024 will be sufficient to support our operations for at least twelve months from the filing of this report.

Critical Accounting Estimates

Our Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In connection with the preparation of our Condensed Consolidated Financial Statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our Condensed Consolidated Financial Statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Results of Operations for the three months ended December 31, 2024 and 2023 (in thousands):

Revenues

	For the Three Months Ended December 31,				As a % of Revenue
	2024	2023	$ Change	% Change	2024	2023
Streaming and digital	$14,128	$9,537	$4,591	48%	35%	72%
Podcast and other	2,058	864	1,194	138%	5%	7%
Base distribution	24,481	2,811	21,670	771%	60%	21%
Other and non-recurring	73	64	9	14%	0%	0%
Total Revenue	$40,740	$13,276	$27,464	207%	100%	100%

For the three months ended December 31, 2024, total revenue grew by $27.5 million compared to the three months ended December 31, 2023. Streaming and digital revenue increased by $4.6 million, primarily due to the net favorable impact of content releases' timing relative to the same period in the prior year, including the impact of Terrifier 3.

Podcast and other revenue grew by $1.2 million due to revenue increases from both: (i) direct advertising ($1.1 million) and (ii) the Company's Bloody Disgusting podcast content ($0.1 million).

Base distribution revenue increased by $21.7 million mainly due to Terrifier 3 theatrical release in October 2024.

Other non-recurring revenue is related to the Company's legacy digital cinema equipment business ("Digital Cinema") as its operations continue to run-off. Digital Cinema revenue increased insignificantly million compared to the same period in the prior year. The Company doesn't anticipate future revenue related to the Digital Cinema business.

Direct Operating Expenses

	For the Three Months Ended December 31,				As a % of Revenue
	2024	2023	$ Change	% Change	2024	2023
Direct operating expenses	$20,997	$5,464	$15,533	284%	52%	41%

The increase of $15.5 million in Direct Operating Expenses for the three months ended December 31, 2024, compared to the same period of 2023 significantly relates to the impact of Terrifier 3 release. Specifically, the increase is due to: (i) $13.0 million higher royalty expense, (ii) $1.3 million increase in marketing costs (including digital marketing), (iii) $0.6 million theatrical distribution fees to our service provider, and (iv) $0.7 million higher manufacturing, fulfillment and freight charges.

Selling, General and Administrative Expenses

	For the Three Months Ended December 31,				As a % of Revenue
	2024	2023	$ Change	% Change	2024	2023
Compensation expense	$6,574	$4,336	$2,238	52%	16%	33%
Corporate expenses	832	796	36	5%	2%	6%
Share-based compensation	498	183	315	172%	1%	1%
Other operating expenses	1,457	1,058	399	38%	4%	8%
Selling, General and Administrative	$9,361	$6,373	$2,988	47%	23%	48%

Selling, general and administrative expenses for the three months ended December 31, 2024 increased by $3.0 million compared to the same period of 2023, primarily due to (i) bonus accrual driven by Terrifier 3 theatrical revenue results and (ii) higher share-based compensation. Excluding the effect of bonus accrual, compensation expenses decreased by $0.2 million, in comparison to the three months ended December 31, 2023, driven by a change in the Company's employment mix, as a result of a greater investment in Cineverse Services India.

Depreciation and Amortization Expense

	For the Three Months Ended December 31,				As a % of Revenue
	2024	2023	$ Change	% Change	2024	2023
Amortization of intangible assets	$806	$879	$(73)	(8)%	2%	7%
Depreciation of property and equipment	140	133	7	5%	0%	1%
Depreciation and Amortization	$946	$1,012	$(66)	(7)%	2%	8%

Amortization expense and depreciation expense have remained relatively consistent for the three months ended December 31, 2024 and 2023 as the Company's intangible focused investment mix has remained consistent year-over-year.

Interest Expense, Net

For the three months ended December 31, 2024, interest expense increased by $2.1 million from $0.3 million to $2.3 million primarily due to: (i) interest participation relating to the T3 Loan (which was obtained and repaid during the fiscal year), (ii) higher drawings on our line of credit, and (iii) increased interest rates in 2024.

Results of Operations for the Nine Months Ended December 31, 2024 and 2023 (in thousands):

Revenues

	For the Nine Months Ended December 31,				As a % of Revenue
	2024	2023	$ Change	% Change	2024	2023
Streaming and digital	$31,920	$29,006	$2,914	10%	51%	74%
Podcast and other	4,374	1,953	2,421	124%	7%	5%
Base distribution	26,153	4,529	21,624	477%	42%	12%
Other and non-recurring	159	3,780	(3,621)	(96)%	0%	10%
Total Revenue	$62,606	$39,268	$23,338	59%	100%	100%

For the nine months ended December 31, 2024, total revenue grew by $23.3 million compared to the nine months ended December 31, 2023. Streaming and digital revenue for the nine months ended December 31, 2024 increased by $2.9 million compared to the same period of 2023, primarily due to: (i) $1.6 million of license fee revenue recorded during the period related to the licensing of the Dog Whisperer content, and (ii) net favorable impact of other content releases' timing relative to the same period in the prior year, including effect of Terrifier 3 content.

Podcast and other revenue grew by $2.4 million due to revenue increases from both: (i) direct advertising ($1.7 million) and (ii) the Company's Bloody Disgusting podcast content ($0.7 million).

Base distribution revenue increased by $21.6 million mainly due to Terrifier 3 theatrical release in October 2024.

Other non-recurring revenue related to Digital Cinema decreased $3.6 million compared to the same period of 2023 as its operations continue to run-off. The Company doesn't anticipate future revenue related to the Digital Cinema business.

Direct Operating Expenses

	For the Nine Months Ended December 31,				As a % of Revenue
	2024	2023	$ Change	% Change	2024	2023
Direct operating expenses	$31,738	$17,097	$14,641	86%	51%	44%

The increase of $14.6 million in Direct Operating Expenses for the nine months ended December 31, 2024, compared to the same period of 2023 significantly relates to the impact of Terrifier 3 release. Specifically, the increase is due to the net effect of the following changes: (i) $11.9 million higher royalty expense, (ii) $0.8 million increase in marketing costs, (iii) $0.6 million theatrical distribution fees to our service provider, (iv) $1.2 million higher manufacturing, fulfillment and freight charges, (v) $1.1 million higher license participations and advertising pool impression costs, and offset by (vi) $1.1 million lower SaaS subscription fees.

Selling, General and Administrative Expenses

	For the Nine Months Ended December 31,				As a % of Revenue
	2024	2023	$ Change	% Change	2024	2023
Compensation expense	$14,713	$13,369	$1,344	10%	24%	34%
Corporate expenses	2,576	3,092	(516)	(17)%	4%	8%
Share-based compensation	1,471	1,092	379	35%	2%	3%
Other operating expenses	3,528	3,535	(7)	(0)%	6%	9%
Selling, General and Administrative	$22,288	$21,088	$1,200	6%	36%	54%

Selling, general and administrative expenses for the nine months ended December 31, 2024 increased by $1.2 million compared to the same period of 2023, primarily due to (i) bonus accrual driven by Terrifier 3 theatrical revenue results and (ii) higher share-based compensation. Excluding the effect of bonus accrual, compensation expenses decreased by $1.1 million, in comparison to the nine months ended December 31, 2023, driven by a change in the Company's employment mix as a result of a greater investment in Cineverse Services India.

Corporate expenses decreased by $0.5 million primarily driven by the Company's continued focus on cost savings initiatives.

Depreciation and Amortization Expense

	For the Nine Months Ended December 31,				As a % of Revenue
	2024	2023	$ Change	% Change	2024	2023
Amortization of intangible assets	$2,330	$2,381	$(51)	(2)%	4%	6%
Depreciation of property and equipment	453	406	47	12%	1%	1%
Depreciation and Amortization	$2,783	$2,787	$(4)	(0)%	4%	7%

Amortization expense and depreciation expense have remained relatively consistent for the nine months ended December 31, 2024, compared to the nine months ended December 31, 2023, as the Company's intangible focused investment mix has remained consistent over the past year.

Interest Expense, Net

For the nine months ended December 31, 2024 compared to the same period of 2023, interest expense increased by $2.3 million from $0.8 million to $3.1 million primarily due to: (i) interest participation relating to the T3 Loan (which was obtained and repaid during the fiscal year), (ii) higher drawings on our line of credit and (ii) increased interest rates in 2024.

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

Following is the reconciliation of our consolidated net income (loss) to Adjusted EBITDA (in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Net income (loss)	$7,161	$(2,736)	$2,906	$(6,589)
Add Back:
Income tax (benefit) expense	6	(24)	19	12
Depreciation and amortization	946	1,012	2,783	2,787
Interest expense	2,342	291	3,110	781
(Gain) loss from equity investment in Metaverse	(138)	3,043	(142)	3,761
Stock-based compensation	490	183	1,463	1,092
Other (income) expense, net	65	(147)	(96)	2
Net income attributable to noncontrolling interest	(48)	(41)	(155)	(94)
Transition-related costs	—	259	27	1,094
Adjusted EBITDA	$10,824	$1,840	$9,915	$2,846

Cash Flows

Changes in our cash flows were as follows (in thousands):

	For the Nine Months Ended December 31,
	2024	2023
Net cash provided by (used in) operating activities	$4,984	$(9,287)
Net cash used in investing activities	(655)	(482)
Net cash provided by (used in) financing activities	(3,413)	8,156
Net Change in Cash and Cash Equivalents	$916	$(1,613)

Cash flows for the current fiscal period

For the nine months ended December 31, 2024, net cash provided by operating activities was primarily driven by income from operations, excluding non-cash expenses such as depreciation, amortization and stock-based compensation, and other changes in working capital. Further, we had cash outflows related to content advances made to partners for which initial expenditures are generally recovered within six to twelve months and operating prepayments, partially offset by the collection of the Company's ERTC claim. Operating cash flows are typically seasonally lower during the first two fiscal quarters and higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season.

Cash used in investing activities was used in the expenditures towards long-lived assets, net of proceeds from sale of equity securities.

Cash used in financing activities was primarily due to the net $2.4 million repayment of the Line of Credit Facility, repayment of our $3.1 million T3 Loan (which was obtained during the fiscal year), $0.3 million net payment of deferred acquisition consideration and $0.2 million used to repurchase outstanding shares.

Cash flows for the prior fiscal period

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

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in the Exchange Act), as of December 31, 2024. Based on such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares issued to Acquiree :

During the nine-months ended December 31, 2024, we issued 253,145 common shares as payment for preferred dividends.

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

CINEVERSE CORP.

Date: February 14, 2025	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 14, 2025	By:	/s/ Mark Lindsey
Mark Lindsey Chief Financial Officer (Principal Financial Officer)