Form 10-K
period 2025-03-31
Cineverse Corp.
filed 2025-06-30
CIK 1173204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer based on a price of $0.98 per share, the closing price of such common equity on The Nasdaq Stock Market, as of September 30, 2024, was $14,555,754 for purposes of the foregoing calculation, all directors, officers and shareholders who beneficially own 10% of the shares of such common equity have been deemed to be affiliates, but the Company disclaims that any of such persons are affiliates.

As of June 20, 2025, 17,108,062 shares of Class A Common Stock, $0.001 par value were outstanding.

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

Cineverse is a premier streaming technology and entertainment company with its core business operating as (i) a portfolio of owned and operated streaming channels with enthusiast fan bases; (ii) a large-scale global aggregator and full-service distributor of feature films and television programs; and (iii) a proprietary technology software-as-a-service platform for over-the-top (“OTT”) app development and content distribution through subscription video-on-demand ("SVOD"), dedicated ad-supported ("AVOD"), ad-supported streaming linear ("FAST") channels, social video streaming services, and audio podcasts. Our streaming channels reach audiences in several distinct ways: direct-to-consumer, through these major application platforms, and through third-party distributors of content on platforms.

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

Cineverse’s broad portfolio enables the Company to achieve significant market share on key consumer streaming devices and platforms. As its channel portfolio has grown, the Company’s viewership and subscription metrics have grown significantly. The Company has rights to a library of over 71,000 film and TV assets, has reached over 82 million streaming viewers, has over 1.4 million SVOD subscribers, and 25 million followers on social media. The Company is well positioned in a changing media and entertainment landscape. As a leading independent distributor, the Company believes the enthusiast segment provides a significant and underserved market opportunity on a global basis. Today, the Company operates channels in numerous specialty sectors, including faith and family, anime, action, horror, sports, Westerns, Asian, standup comedy, and other major segments. From time to time, the Company will cease operating or distributing channels that do not find adequate audiences or meet the needs of platforms or audiences. We believe our scaled channel portfolio, our superior capabilities in launching and managing channels at scale, and our strategic partnerships with key content owners and platforms will provide us with a strategic advantage to gain considerable market share in the immediate future.

Given our extensive experience in operating and distributing enthusiast content, and the ability to centralize operations and reduce operating costs due to our proprietary technology, the Company also pursues accretive mergers and acquisitions ("M&A") opportunities in order to grow profitably and fortify its competitive advantage.

As part of its M&A strategy, the Company:

•
focuses on acquiring premium content and streaming channels;
•
explores opportunities for new technology and other revenue channels including e-commerce, podcasts and merchandise; and
•
leverages its proprietary tech platform (MatchpointTM), which allows for on-boarding multiple acquisitions concurrently.

The Company believes it is positioned to deliver sustained profitable growth in the future by executing on several key initiatives:

•
Content: Acquiring and distributing high-quality, curated content through SVOD, AVOD and linear FAST channels
•
Technology and Distribution:
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
o
Licensing film and TV content to leading players in OTT streaming ecosystem with Amazon, Apple, Netflix and Google.
•
Audience: Growing viewership and subscription numbers significantly beyond our current base of more than 82 million monthly viewers to potentially hundreds of millions of global viewers across billions of connected devices.
•
Financial Performance/Metrics:
o
Driving EBITDA through incremental revenue growth from technology product launches such as Matchpoint™, expansion of distribution, improved monetization and partnerships, and continuous efforts on cost mitigation.

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

We believe that we are well positioned to succeed in the streaming channel business for the following key reasons:

•
More than 15 years of experience as a primary distributor of content to scale third-party OTT platforms such as Netflix, Hulu, Amazon Prime, Tubi, Apple iTunes and more, and nearly seven years of history operating OTT channels with millions of downloads, hundreds of thousands of registered users, and hundreds of millions of discrete data points on our customer’s behavior and preferences;
•
The depth and breadth of our over 71,000 title film and television episode library;
•
Our digital assets and deep, long-standing relationships as launch partners that cover the major digital platforms and devices;
•
Our marketing expertise;
•
Our flexible releasing strategies, which differ from larger entertainment companies that need to protect their legacy businesses;
•
Our proprietary streaming technology enables us to operate at scale and at lower operating costs than our competitors; and
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

EMPLOYEES

As of March 31, 2025, we had 218 employees, 213 full-time and 5 part time, on-leave, or temporary. Of these employees, 127 are in operations, 40 are in sales and marketing, and 51 are in executive, finance, technology and administrative functions. There are 101 employees based in the United States and 117 employees based in India.

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
•
a changing business focus;
•
increased competition;
•
our ability to significantly increase our subscriber base and retain customers;
•
our ability to enforce our contracts and collect receivables from third parties;
•
fluctuations in the use of the internet for the purchase of consumer goods and services such as those we offer;
•
the success of our content licensing to/from other media companies;
•
technical difficulties, system downtime or internet disruptions;
•
the downward trend in sales of physical DVD and Blu-ray discs;
•
our ability to successfully manage the integration of operations and technology resulting from possible future acquisitions;
•
rapidly changing technology for some of the products and services we offer;
•
difficulties in managing potentially rapid growth; and
•
general economic conditions and economic conditions specific to the internet, online commerce and the media industry.

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

Strategic and financially appropriate acquisitions are a key component of our growth strategy. Although there are no acquisitions identified by us as probable at this time, we may make acquisitions of similar or complementary businesses or assets. Even if we identify appropriate acquisition candidates, we may be unable to successfully negotiate the terms of the acquisitions, finance them, integrate the acquired business into our then existing business, obtain required regulatory approvals, and/or attract and retain customers. Completing an acquisition and integrating an acquired business may require a significant diversion of management time and resources and may involve assuming new liabilities. Any acquisition also involves the risks that the assets acquired may prove less valuable than expected and/or that we may assume unknown or unexpected liabilities, costs and problems. If we make one or more significant acquisitions in which any of the consideration consists of our capital stock, your equity interest in the Company could be diluted, perhaps significantly. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash or obtain additional financing to consummate them.

We have recorded goodwill impairment charges in the past and may be required to record additional charges to future earnings if our goodwill becomes further impaired or our intangible assets become impaired.

We are required under generally accepted accounting principles to review our goodwill and definite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill must be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our reporting units and intangible assets may not be recoverable include, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business. In the prior fiscal year, we recognized $14 million of impairment. We may be required to record additional charges to earnings during any period in which further impairment of our goodwill or other intangible assets is determined that could adversely affect our results of operations.

If we do not manage our growth, our business will be harmed.

We may not be successful in managing our growth. Past growth has placed, and future growth will continue to place, significant challenges on our management and resources. To manage the expected growth of our operations, we will need to improve our existing, and implement new, operational and financial systems, procedures and controls. We may also need to expand our finance, administrative, client services and operations staff and train and manage our growing employee base effectively. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our business, results of operations and financial position may suffer if we do not effectively manage our growth.

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

Although we hold rights to various web domain names, regulatory bodies in the United States and abroad could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third-parties from acquiring domain names that are similar to or diminish the value of our proprietary rights.

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

In addition, our current credit facilities contain, and any future credit facilities will likely contain, covenants and other provisions that restrict our operations. These restrictive covenants and provisions could limit our ability to obtain future financing, make needed capital expenditures, withstand a future downturn in our business or the economy in general, or otherwise conduct necessary or advisable corporate activities, and may prevent us from taking advantage of business opportunities that arise in the future. If we refinance our credit facilities, we cannot guarantee that any new credit facility will not contain similar or other covenants and restrictions.

Cinedigm Digital Funding 2, LLC ("CDF2") and CDF2 Holdings, LLC ("CDF2 Holdings") are our indirect wholly-owned, non-consolidated variable interest entities ("VIEs") that are intended to be special purpose, bankruptcy remote entities. CDF2 Holdings has entered into a lease (the “CHG Lease”) pursuant to which CHG-Meridian U.S. Finance, Ltd. provided sale/leaseback financing for digital cinema projection systems that were partially financed as part of the Phase II deployment of our legacy digital equipment business. The CHG Lease is non-recourse to Cineverse and our subsidiaries, excluding our VIEs, CDF2 and CDF2 Holdings, as the case may be. Our financial exposure related to the debt of CDF2 and CDF2 Holdings is limited to the $2.0 million initial investment we made into CDF2 and CDF2 Holdings. CDF2 Holding’s total stockholder’s deficit as of March 31, 2025, was $59.2 million. We have no obligation to fund the operating loss or the deficit beyond our initial investment, and accordingly, we carried our investment in CDF2 Holdings at $0 as of March 31, 2025 and 2024.

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

We have incurred losses over the long-term.

We have incurred long-term losses and have financed our operations principally through equity investments and borrowings. As of March 31, 2025, we had a positive working capital, defined as current assets less current liabilities, of $3.6 million, and cash and cash equivalents of $13.9 million, and total equity of $37.8 million. The Company generated $17.4 million of net positive cash flows from operations for the year ended March 31, 2025.

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

Our success will depend in significant part upon the continued performance of our senior management personnel and other key technical, sales and creative personnel. We do not currently have significant “key person” life insurance policies for any of our employees. We currently have employment agreements with our Chief Executive Officer, our President and Chief Strategy Officer, our President of Technology and Chief Product Officer, our Chief Legal Officer, our Chief Financial Officer, our Chief Motion Pictures Officer, and our Chief People Officer. If we lose one or more of our key employees, we may not be able to find a suitable replacement(s) and our business and results of operations could be adversely affected. In addition, competition for key employees necessary to create and distribute our entertainment content and software products is intense and may grow in the future. Our future success will also depend upon our ability to hire, train, integrate and retain qualified new employees and our inability to do so may have an adverse impact upon our business, financial condition, operating results, liquidity and prospects for growth.

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

Our revenues and earnings may fluctuate significantly in the future. General economic or other conditions could cause lower than expected revenues and earnings within our technology or content and entertainment businesses. A global economic turmoil can cause a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, an unprecedented level of intervention from the U.S. federal government and other foreign governments, decreased consumer confidence, overall slower economic activity and extreme volatility in credit, equity and fixed income markets. A decrease in economic activity in the U.S. or in other regions of the world in which we do business could adversely affect demand for our content, thus reducing our revenue and earnings. Moreover, financial institution failures may cause us to incur increased expenses or make it more difficult either to finance future acquisitions, or finance operating activities. In addition, the recently announced tariffs by the U.S. government, particularly if imposed on foreign movies or otherwise targeting the film industry, could affect our expenses and pricing. Any of these factors could have a material adverse effect on our business, results of operations and could result in significant additional dilution to shareholders.

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

RISKS RELATED TO INFORMATION TECHNOLOGY

Any significant disruption in or unauthorized access to our computer systems or those of third-parties that we utilize in our operations, including relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized access, harm to our reputation, disclosure or destruction of data, or theft of intellectual property, including digital content assets, which could adversely impact our business.

Our reputation and ability to attract, retain and serve our customers is dependent upon the reliable performance and security of our computer systems, mobile and other user applications, and those of third-parties that we utilize in our operations. These systems may be subject to cyber incident, adverse weather conditions, lack of maintenance due to human error or oversight, natural disasters, public health issues such as pandemics or endemics, terrorist attacks, power loss, telecommunications failures, cybersecurity risks and incidents, and other interruptions beyond our control. Interruptions in, or destruction or manipulation of, these systems, or with the internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver streaming content. Service interruptions, errors in our software or the unavailability of computer systems or data used in our operations, delivery or user interface could diminish the overall attractiveness of our user service to existing and potential users.

Our computer systems, mobile and other applications and systems of third-parties we use in our operations are vulnerable to constantly evolving cybersecurity risks, including cyber-attacks and loss of integrity or availability, both from state-sponsored and individual activity, such as hacks, unauthorized access, computer viruses, denial of service attacks, electronic break-ins, malware, ransomware, insider threats, and misconfigurations in information systems, networks, software or hardware, errors and similar disruptions and destruction. Such systems have previously and may continue to periodically experience directed attacks intended to lead to interruptions, disruptions and delays in our service and operations as well as loss, misuse or theft of data or intellectual property. Any attempt by hackers to obtain our data or intellectual property (including digital content assets), disrupt our service, or otherwise access our systems, or those of third-parties we use, if successful, could harm our business, be expensive to remedy, expose us to potential liability and damage our reputation.

We have implemented certain systems and processes to thwart hackers and protect our data and systems. There is no assurance that cyber incidents may not have a material impact on our service or systems in the future. Our insurance may not cover expenses related to such disruptions, losses or unauthorized access. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to implement and may limit the functionality of or otherwise negatively impact our service offering and systems. Any significant disruption to our service or access to our systems could result in a loss of users, liability and adversely affect our business and results of operations.

We utilize our own communications and computer hardware systems located in those of a third-party web hosting provider. In addition, we utilize third-party “cloud” computing services in connection with our business operations. We also utilize third-party content delivery networks to help us stream content in high volume to Cineverse users over the internet. Problems faced by us or our third-party Web hosting, “cloud” computing, or other network providers, including technological or business-related disruptions, as well as cybersecurity threats, could adversely impact the experience of our users, resulting in a loss of users, which could adversely affect our business and results of operations.

If the technology we use in operating our business fails, is unavailable, or does not operate to expectations, our business and results of operations could be adversely impacted.

We utilize a combination of proprietary and third-party technology to operate our business. This includes the technology that we have developed to recommend and promote content to our consumers as well as enable fast and efficient delivery of content to our users and their various consumer electronic devices. We utilize third-party technology to help market our service, process payments and otherwise manage the daily operations of our business. If our technology or that of third-parties we utilize in our operations fails or otherwise operates improperly, including as a result of “bugs” in the development and deployment of software, our ability to operate our service, retain existing users and add new users may be impaired.

We rely upon Amazon Web Services (“AWS”) and Google Cloud Platform (“GCP) to operate certain aspects of our service, and any disruption of or interference with our use of AWS or GCP would impact our operations and our business would be adversely affected.

AWS provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a “cloud” computing service. We have designed our software and computer systems so as to utilize data processing, storage capabilities and other services provided by AWS. Currently, we run the vast majority of our computing on AWS. In addition, Amazon.com’s retail division competes with us for users, and Amazon.com could use, or restrict our use of, AWS to gain a competitive advantage against us. Because we rely heavily on AWS for computing infrastructure and we cannot easily switch our AWS operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations and our business would be adversely affected.

Interruptions or delays in service arising from our own systems or from our third-party vendors could impair the delivery of our service and harm our business.

We rely on systems housed at those of third-party vendors, including network service providers and data center facilities, to enable viewers to stream our content in a dependable and efficient manner. We have experienced, and expect to continue to experience, periodic service interruptions and delays involving our own systems and those of our third-party vendors. We do not currently maintain live fail-over capability that would allow us to instantaneously switch our streaming operations from AWS to another cloud provider in the event of a service outage at AWS. We house the original or primary copy of our library database at off-site cloud locations. Our third-party vendors are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They also are subject to break-ins, hacking, denial of service attacks, sabotage, intentional acts of vandalism, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors and other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our service and the unauthorized access to, or alteration of, the content and data contained on our systems and that these third-party vendors store and deliver on our behalf.

We do not exercise complete control over our third-party vendors, which makes us vulnerable to any errors, interruptions, or delays in their operations. Any disruption in the services provided by these vendors could have a significant adverse impact on our business reputation, customer relations and operating results. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.

Risks Related to Our Common Stock

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

The market price for our Common Stock could decline, perhaps significantly, as a result of resales or issuances of a large number of shares of our Common Stock in the public market or even the perception that such resales or issuances could occur. In addition, we have outstanding a substantial number of options and warrants that are exercisable for shares of our Common Stock that may be exercised in the future. These factors could also make it more difficult for us to raise funds through future offerings of our equity securities.

You will incur substantial dilution as a result of certain future equity issuances.

We have warrants currently outstanding which may be immediately exercised to purchase 2.7 million shares of Common Stock. To the extent that these warrants are exercised, or to the extent we issue additional shares of Common Stock in the future, as the case may be, there will be further dilution to holders of shares of the Common Stock.

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
•
success of competitors;
•
our operating results failing to meet the expectations of securities analysts or investors in a particular period;
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
•
limiting the liability of, and providing indemnification to, our directors and officers; and
•
controlling the procedures for the conduct and scheduling of stockholder meetings.

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

The Common Stock is presently listed on Nasdaq. If the Company is unable to meet the continued listing criteria of Nasdaq and the Common Stock became delisted, trading of the Common Stock could thereafter be conducted in the over-the-counter markets in the OTC Pink, also known as “pink sheets” or, if available, on another OTC trading platform. Any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in a loss of confidence in our financial stability by suppliers, customers and employees. Investors would likely find it more difficult to dispose of, or to obtain accurate market quotations for, the Common Stock, as the liquidity that Nasdaq provides would no longer be available to investors. In addition, the failure of our Common Stock to continue to be listed on the Nasdaq could adversely impact the market price for the Common Stock and our other securities, and we could face a lengthy process to re-list the Common Stock, if we are able to re-list the Common Stock.

A sustained decrease in share price may indicate a risk the Company's goodwill may become impaired.

On March 31, 2023, the Company's share price was $8.40. It had declined to a share price of $1.39 as of March 31, 2024, but partially recovered to a share price of $3.16 as of March 31, 2025. Under ASC 350, Goodwill, a sustained decline in share price represents a triggering event which would require the Company to test for impairment and there may be a risk that the Company incurs expenses related to goodwill impairment. The Company incurred Goodwill impairment of $14.0 million during the year ended March 31, 2024. No impairment was recognized during the current year ended March 31, 2025, due to stock price recovery. However, additional impairment may be incurred if there are future declines in the Company's share price.

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

In March 2023, the Company approved a program to share repurchase program, which was renewed in February 2024 and subsequently, in February 2025. The Company will execute on this program if and when our Board of Directors and management perceives the share price of the Company's common stock to be attractive and after taking into consideration market and business conditions, available cash and capital requirements. Any share repurchase under this program will take the place of other use of Company funds and may not achieve the same level of return on investment.

General Risk Factors

We incur significant costs as a result of operating as a public company.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, Nasdaq’s listing requirements and other applicable securities laws and regulations, and, as a result, we incur significant legal, accounting and other expenses that we would not incur if we were not a public company. The expenses incurred by public companies for reporting and corporate governance purposes have generally been increasing. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more difficult, time-consuming and costly. The demands associated with being a public company may disrupt regular operations of our business by diverting the attention of some of our senior management team away from revenue producing activities to management and administrative oversight, adversely affecting our ability to attract and complete business opportunities and increasing the difficulty in both retaining professionals and managing and growing our businesses. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to the delisting of our Common Stock, fines, sanctions and other regulatory action and potentially civil litigation. Any of these effects could harm our business, financial condition, and results of operations.

Compliance obligations under the Sarbanes-Oxley Act require substantial financial and management resources.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. For as long as we remain a smaller reporting company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. However, in the event we are deemed to be an accelerated filer or a large accelerated filer or otherwise no longer qualify as a smaller reporting company, we will be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The maintenance of the internal control system to achieve compliance with the Sarbanes-Oxley Act may impose obligations on us and require substantial additional financial and management resources. Further, although we do not currently have any material weakness in our disclosure controls and internal control over financial reporting, such issues have been discovered in the past and may be discovered in the future.

We cannot assure you that there will not be additional material weaknesses in our internal control over financial reporting now or in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also impair our future access to capital markets.

Global health threats may adversely affect our business.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, such as the outbreak of COVID-19. A significant outbreak of contagious diseases in the human population and resulting in a widespread health crisis could adversely affect the economies and financial markets of many countries, resulting in an economic downturn and reduced spending on media and technology. The reduction of economic activity and reduced spending related to such outbreaks and actions taken by governments to mitigate the spread of a virus or other infectious agent could have a material impact on our earnings, cash flow and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We have established a comprehensive, enterprise-wide information security program designed to identify, protect against, detect, respond to, and manage reasonably foreseeable cybersecurity risks and threats. This program is seamlessly integrated into our overall risk management and internal control systems, subject to regular reviews by senior management.

By conducting regular risk assessments, we believe we effectively manage both internal and external cybersecurity threats. Our cybersecurity strategy is specifically tailored to our organization's size, scope, and business needs, emphasizing the protection of data. Our security infrastructure includes advanced tools and protocols, such as firewall protections, secure user authentication, and up-to-date antivirus and internet security software, which we believe are fundamental components of our operational protocols designed to mitigate vulnerabilities and efficiently address security incidents. We also periodically assess and manage cybersecurity risks associated with our third-party service providers.

The ongoing improvement of our cybersecurity measures is overseen by our Senior Vice President of Corporate Systems. We do not employ or engage any third-parties for cybersecurity consulting or monitoring, aside from technical support teams from our application vendors.

In the normal course of business, we proactively manage and monitor cybersecurity activities. To date, these efforts have successfully prevented any incidents that could materially affect our business strategy, operational results, or financial condition. We remain vigilant and are not currently aware of any threats that pose a material risk.

We believe our detailed incident response procedures enable us to effectively manage and mitigate the impacts of security breaches. Continuous monitoring and post-incident analysis further refine our security strategies, enhancing our protective measures. Our Board and the Audit Committee provide oversight over our cybersecurity efforts and stay regularly informed on cybersecurity matters, including emerging risks and mitigation strategies, to ensure informed governance over our enterprise risk assessments and cybersecurity approach. Cybersecurity matters are discussed regularly with senior management, and any significant cybersecurity events are promptly reported to the Board.

For additional information about cybersecurity risks, see Risk Factors, Any significant disruption in or unauthorized access to our computer systems or those of third-parties that we utilize in our operations, including relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized access, harm to our reputation, disclosure or destruction of data, or theft of intellectual property, including digital content assets, which could adversely impact our business.

ITEM 2. PROPERTIES

As of March 31, 2025, we maintain an address at 224 W. 35th St., Suite 500 #947, New York, NY 10001. However, we primarily operate as a company with a virtual workforce in the United States.

Additionally, we entered into office lease arrangements, which expire in 2027, for our offices located in Kolkata, India.

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

	For the Fiscal Year Ended March 31,
	2025		2024
	HIGH	LOW	HIGH	LOW
April 1 – June 30	$1.48	$0.79	$9.00	$1.91
July 1 – September 30	$1.10	$0.74	$1.86	$1.00
October 1 – December 31	$3.99	$0.97	$1.38	$1.01
January 1 – March 31	$4.74	$3.16	$2.35	$1.25

The reported closing price per share of our Common Stock as reported by Nasdaq on June 20, 2025 was $3.89 per share. As of June 20, 2025, there were 57 holders of record of our Common Stock, not including beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

We have never paid any cash dividends on our Common Stock and do not anticipate paying any on our Common Stock in the foreseeable future. Any future payment of dividends on our Common Stock will be in the sole discretion of our Board of Directors.

The holders of our Series A 10% Non-Voting Cumulative Preferred Stock are entitled to receive dividends. There were $89 thousand of cumulative dividends in arrears on our Preferred Stock as of March 31, 2025.

PURCHASE OF EQUITY SECURITIES

In connection with the settlement in fiscal year 2024 of the Company’s fiscal year 2023 employee bonuses, the Company paid cash for the bonus-related payroll taxes upon the surrender to the Company by the employees of 222,761 shares to the Company.

On February 29, 2024, the Board approved the renewal of the Company's stock repurchase program to purchase up to an aggregate of 500,000 shares of its outstanding Common Stock. Acquisitions pursuant to the stock repurchase program may be made through a combination of open market repurchases in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, and/or other transactions at the Company’s discretion. The stock repurchase program, which is subject to certain consents, will expire on March 1, 2025 unless otherwise modified by the Board at any time in its sole discretion. Subsequently, on February 28, 2025, the Board has approved the renewal for another year, expiring on March 31, 2026, unless otherwise modified by the Board at any time in its sole discretion.

In May 2024, the Company entered into 10b5-1 and 10b-18 trading plans with B. Riley Securities, Inc. and under these plans repurchased 215,265 shares for a total purchase price of $215 thousand, gross of fees, during the period from May through July 2024. The 10b-18 plan expired on May 8, 2025 and the 10b5-1 plan expired on May 31, 2024.

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

OVERVIEW

Cineverse is a premier streaming technology and entertainment company with its core business operating as (i) a portfolio of owned and operated streaming channels with enthusiast fan bases; (ii) a large-scale global aggregator and full-service distributor of feature films and television programs; and (iii) a proprietary technology software-as-a-service platform for over-the-top (“OTT”) app development and content distribution through subscription video on demand ("SVOD"), dedicated ad-supported ("AVOD"), ad-supported streaming linear ("FAST") channels, social video streaming services, and audio podcasts. Our streaming channels reach audiences in several distinct ways: direct-to-consumer, through these major application platforms, and through third-party distributors of content on platforms.

The Company’s streaming technology platform, known as Matchpoint™, is a software-based streaming operating platform which provides clients with AVOD, SVOD, transactional video on demand ("TVOD") and linear capabilities, automates the distribution of content, and features a robust data analytics platform.

Risks and Uncertainties

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Item 1A. Risk Factors” in this report.

Liquidity and Capital Resources

We have incurred net losses historically. For the year ended March 31, 2025, we have net income attributable to common stockholders of $3.2 million. As of March 31, 2025, we had an accumulated deficit of $500.9 million and net cash provided by operations for the fiscal year ended March 31, 2025 was $17.4 million. Although we have positive working capital of $3.6 million as of March 31, 2025, we may continue to generate net losses for the foreseeable future.

The Company is party to a Loan, Guaranty, and Security Agreement, as amended on April 8, 2025, with East West Bank ("EWB") providing for a $12.5 million Line of Credit Facility and expandable to $15.0 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and our subsidiaries’ assets. The Line of Credit Facility bears interest at a rate equal to 1.25% above the prime rate, equal to 8.75% as of March 31, 2025. The Line of Credit Facility matures on April 8, 2028.

As of March 31, 2025, $0 was outstanding on the Line of Credit Facility. Under the Line of Credit Facility, the Company is subject to certain financial and non-financial covenants including terms which require the Company to maintain certain metrics and ratios, to maintain certain minimum cash on hand, and to report financial information to our lender on a periodic basis. Please see Note 7 - Debt for further information regarding the Company's Line of Credit Facility.

On April 5, 2024, Cineverse Terrifier LLC (“T3 Borrower”), a wholly-owned subsidiary of the Company entered into a Loan and Security Agreement with BondIt LLC (“T3 Lender”) and the Company, as a guarantor (the “T3

Loan Agreement”). The T3 Loan Agreement provides for a term loan with a principal amount not to exceed $3,666,000 (the “T3 Loan”), and a maturity date of April 1, 2025, unless extended for 120 days under certain conditions. The T3 Loan bears no interest until the maturity date other than an interest advance equal to $576,000 at the closing of the T3 Loan on April 5, 2024. The interest advance was recorded as a discount on the T3 Loan at inception and will be amortized to interest expense and increase the loan amount over its term. If the T3 Loan is extended as noted above, the T3 Loan will bear interest at a rate of 1.44% per month. The T3 Borrower may prepay the obligations under the T3 Loan, in full or in part, without penalty or premium. The proceeds under the T3 Loan Agreement were used for the funding under the Company’s distribution arrangements for the film titled Terrifier 3 (the “Film”). The T3 Loan Agreement contains customary covenants, representation and warranties and events of default. The T3 Loan, including interest of $576 thousand, was repaid in advance during the quarter ended December 31, 2024.

After the principal of the T3 Loan is paid in full, the T3 Lender will be entitled to receive 15% of all royalties earned by the Company on the Film under its distribution agreements for the Film until the T3 Lender has received 1.75 times the full commitment amount of $3,666,000, consisting of the principal amount plus interest and fees advanced to T3 Borrower ("Participation Interest"), plus any extension interest, if applicable. The T3 Loan is secured by a first priority interest in all of T3 Borrower’s rights and interest in the Film and the distribution agreements, including the proceeds to the T3 Borrower from the distribution of the Film. In April 2025, the Company paid the T3 Lender $700,000 in Participation Interest.

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

In June, 2023, the Company issued and sold 2,150,000 shares of Common Stock, 516,667 prefunded warrants, and warrants to purchase up to 2,666,667 shares of Common Stock at a combined public offering price of $3.00 per share and accompanying warrant for aggregate gross proceeds of approximately $7.4 million, after deducting placement agent fees and other offering expenses in the amount of $0.6 million. The warrants have an exercise price of $3.00 per share, were exercisable immediately and will expire five years from issuance. The Company received $2.999 per share for the pre-funded warrants, with the remaining $0.001 due at the time of exercise. All 516,667 pre-funded warrants were subsequently exercised in July 2023 for total proceeds of $0.5 thousand. All common warrants were issued as immediately exercisable and 2,654 thousand common warrants remain outstanding as of March 31, 2025.

In July 2020, we entered into an At-the-Market sales agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) and B. Riley FBR, Inc. (“B. Riley” and, together with A.G.P., the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of Common Stock at the market prices prevailing on Nasdaq at the time of the sale of such shares. For the year ended March 31, 2024, the Company sold 176,751 shares for $1.1 million in net proceeds, after deduction of commissions and fees. The ATM Sales Agreement terminated on January 6, 2024.

The Company will continue to invest in content development and acquisition, from which it believes it will obtain an appropriate return on its investment. As of March 31, 2025 and 2024, short term content advances were $6.7 million and $9.3 million, respectively, and content advances, net of current portion were, $4.1 million and $2.6 million, respectively.

Our capital requirements will depend on many factors, and we may need to use existing capital resources and/or undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs. We believe our cash and cash equivalents and availability under our Line of Credit Facility as of March 31, 2025 will be sufficient to support our operations for at least twelve months from the filing of this report.

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

Intangible Assets, net

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total expected future undiscounted net cash flows is less than the total carrying value of the assets the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows.

In the years ended March 31, 2025 and 2024, no impairment charges were recorded to intangible assets.

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

For the theatrical distribution of third-party feature movies and alternative content, distribution fee revenue and participation in box office receipts are recognized at the time a feature movie and alternative content are viewed. The Company may have the right to receive or bill a portion of the theatrical distribution fee in advance of the exhibition date, and therefore such amount is recorded as a receivable at the time of execution, and all related distribution revenue is deferred until the third-party feature movies’ or alternative content’s theatrical release date.

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

Contract Assets and Liabilities

We generally record a receivable related to revenue or an unbilled revenue (contract asset) when we have an unconditional right to invoice and receive payment. Unbilled revenue includes an accrued revenue, the right to which has been earned at the period end based on completed performance. We record deferred revenue (contract liability) when cash payments are received or due in advance of our performance, even if the amounts are refundable. Deferred revenue includes payments related to the sale of DVDs with future release dates or subscription dues paid in advance.

Deferred revenue that is short term in nature, carried a balance as of March 31, 2025 and 2024 of $0.2 million and $0.4 million, respectively. For the years ended March 31, 2025 and 2024, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

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

Results of Operations for the Fiscal Years Ended March 31, 2025 and 2024 (in thousands, except where noted below)

Revenues

	For the Fiscal Year Ended March 31,				As a % of Revenue
	2025	2024	$ Change	% Change	2025	2024
Streaming and digital	$44,408	$37,312	$7,096	19%	57%	76%
Base distribution	28,614	5,259	23,355	444%	37%	11%
Podcast and other	4,893	2,718	2,175	80%	6%	6%
Other non-recurring	266	3,842	(3,576)	(93)%	—%	8%
Total Revenue	$78,181	$49,131	$29,050	59%	100%	100%

For the year ended March 31, 2025, the Company's revenue increased by $29.1 million. Streaming and digital revenue improved by $7.1 million, primarily due to: (i) $3.3 million license fee revenue recorded during the period related to the licensing of the Dog Whisperer and Terrifier 3 contents, and (ii) net favorable impact of other content releases' timing relative to the same period in the prior year. Further, the Company continued to see the benefits from recent years' acquisitions, such as DMR, Fandor and Bloody Disgusting, which have contributed value-accretive libraries, distribution platforms and technologies.

Base distribution revenue increased by $23.4 million mainly due to Terrifier 3 theatrical release in October 2024.

Podcast and other revenue grew by $2.2 million primarily due to revenue increases from direct advertising.

The decrease in other and non-recurring revenue related to the run-off of the Company's legacy digital cinema business. The Company does not anticipate material future revenue related to this business.

Direct Operating Expenses

	For the Fiscal Year Ended March 31,				As a % of Revenue
	2025	2024	$ Change	% Change	2025	2024
Direct operating expenses	$38,776	$19,131	$19,645	103%	50%	39%

The increase of $19.6 million in Direct Operating Expenses for the year ended March 31, 2025, compared to the same period of 2024 primarily relates to the impact of Terrifier 3. Specifically, the increase is due to the net effect of the following changes: (i) $16.9 million higher royalty expense, (ii) $0.9 million increase in marketing costs, (iii) $1.0 million theatrical distribution fees to our service provider, (iv) $1.8 million higher license participations and advertising pool impression costs, offset by (v) $1.5 million lower SaaS subscription fees.

Direct operating margin % declined from 61% for the year ended March 31, 2024 to 50% for the year ended March 31, 2025 primarily due to $3.8 million of non-recurring revenue in the prior year related to run-off of the Company's legacy digital cinema business which had a 100% direct operating margin and theatrical revenues related to Terrifier 3 that had direct operating margins lower than 50%.

Selling, General and Administrative Expenses

	For the Fiscal Year Ended March 31,				As a % of Revenue
	2025	2024	$ Change	% Change	2025	2024
Compensation expense	$17,176	$17,756	$(580)	(3)%	22%	36%
Corporate expenses	3,354	3,762	(408)	(11)%	4%	8%
Share-based compensation	1,925	1,439	486	34%	2%	3%
Other operating expenses	5,229	4,947	282	6%	7%	10%
Selling, General and Administrative	$27,684	$27,904	$(220)	(1)%	35%	57%

Selling, general and administrative expenses for the year ended March 31, 2025 decreased by $0.2 million relative to the year ended March 31, 2024, primarily due to: (i) lower compensation expense due to change in the Company's employment mix as a result of a greater investment in Cineverse Services India, and (ii) lower severance costs, offset by higher share-based compensation.

Corporate expenses declined by $0.4 million primarily decreased due to a corporate focus on reducing third-party costs due to the Company's cost-saving initiatives, including consulting and service providers and legal costs.

Depreciation and Amortization

	For the Fiscal Year Ended March 31,				As a % of Revenue
	2025	2024	$ Change	% Change	2025	2024
Amortization of intangible assets	$3,226	$3,196	$30	1%	4%	7%
Depreciation of property and equipment	571	575	(4)	(1)%	1%	1%
Depreciation and Amortization	$3,797	$3,771	$26	1%	5%	8%

Amortization and depreciation expense have remained relatively consistent for the year ended March 31, 2025, compared to the year ended March 31, 2024, as the Company's intangible focused investment mix has remained consistent over the past year.

Goodwill impairment

No impairment was recognized for the year ended March 31, 2025.

For the year ended March 31, 2024, the Company recognized an impairment on its carrying value of goodwill in the amount of $14.0 million following a sustained depressed share price for the Company's fiscal year 2024, which was deemed a triggering event. In accordance with the process outlined in ASC 350, the Company first determined that its finite long-lived assets were recoverable. The impairment was quantified using a market multiple approach which utilized information from comparable businesses.

Interest expense

Interest expense increased by $3.3 million to $4.4 million for the year ended March 31, 2025 primarily due to: (i) $2.7 million interest participation relating to the T3 Loan (which was obtained and repaid during the fiscal year), (ii) higher drawings on our line of credit and (ii) increased interest rates in 2024.

Gain (loss) from equity investment in Metaverse

On November 6, 2023, Metaverse's stock resumed trading on The Stock Exchange of Hong Kong Limited. During the year ended March 31, 2024, the Company sold 220,550,005 of its original 362,307,397 million shares held as of March 31, 2023, which resulted in a realized loss of $0.3 thousand during the year ended March 31, 2024. The resumption of active trading status represented renewed availability of quoted, unadjusted prices in active markets for identical assets, upon which the Company can execute a sale and readily access pricing information at the measurement date. Accordingly, the Company has presented the fair value of its Metaverse shares held as of March 31, 2024 within the Level 1 grouping. The fair value of the shares held as of March 31, 2024 was $0.4 million, with associated losses of $4.3 million recognized during the fiscal year ended March 31, 2024.

During the year ended March 31, 2025, we sold our remaining 141,757,392 Metaverse shares, resulting in a gain of $0.2 million.

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

The Company qualified for the employee retention credit beginning in June 2020 for qualified wages through September 2021 and filed a cash refund claim during the fiscal year ended March 31, 2023, in the amount of $2.5 million.

As of March 31, 2025 and 2024, the tax credit receivable of $0.1 and $1.7 million, respectively, has been included in the Employee retention tax credit line on the Company's Consolidated Balance Sheet. The Company received notification during the second quarter of fiscal year 2024 that its ERTC claim was under examination with the Internal Revenue Service ("IRS"). In April 2024, the Company received a letter from the IRS indicating that its claim had been accepted and $1.7 million was received in June 2024.

Income Tax Expense

For the year ended March 31, 2025, the Company had income tax expense of $106 thousand consisting of $62 thousand of current U.S. state income taxes, $51 thousand of current foreign income taxes, offset by the recognition of a $7 thousand deferred foreign tax benefit

Adjusted EBITDA

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

We believe that Adjusted EBITDA is a performance measure and not a liquidity measure, and therefore a reconciliation between net income from continuing operations and Adjusted EBITDA has been provided in the financial results. Adjusted EBITDA should not be considered as an alternative to income from operations or net income from continuing operations as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. In addition, Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. We do not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

Following is the reconciliation of our consolidated net income (loss) to Adjusted EBITDA (in thousands):

	For the Fiscal Year Ended March 31,
	2025	2024
Net income (loss)	$3,764	$(21,265)
Add Back:
Income tax expense	106	10
Depreciation and amortization (1)	4,138	3,771
Interest expense	4,365	1,066
(Gain) loss from equity investment in Metaverse	(176)	4,299
Stock-based compensation	1,925	1,439
Other expense (income), net	(135)	(140)
Net income attributable to noncontrolling interest	(162)	(142)
Goodwill impairment	—	14,025
Transition-related costs (2)	92	1,335
Adjusted EBITDA	$13,917	$4,398

(1) - Includes $341 of amortization included in direct operating expenses on our Consolidated Statements of Operations for the year ended March 31, 2025.

(2) - Primarily employee severance costs and expenses associated with the wind-down of our legacy Digital Cinema operations.

Recent Accounting Pronouncements

See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to our Consolidated Financial Statements included herein.

Cash Flow

Changes in our cash flows were as follows (in thousands):

	For the Fiscal Year Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$17,411	(10,592)
Net cash used in investing activities	(635)	(531)
Net cash (used in) provided by financing activities	(8,002)	9,138
Net Change in Cash and Cash Equivalents	$8,774	$(1,985)

As of March 31, 2025 and 2024, we had cash and cash equivalents of $13.9 million and $5.2 million, respectively.

Cashflows for the current fiscal year

For the year ended March 31, 2025, the change in net cash provided by operating activities was primarily driven by a net income of $3.8 million, increases from the Company's operating assets and liabilities ($7.0 million), and add-backs relating to non-cash items, particularly: (i) depreciation and amortization of $3.8 million, and (ii) stock-based compensation of $1.9 million.

Cash used in investing activities of $0.6 million were driven by the acquisition of long-lived assets, partially offset by cash received from the sale of Company shares in Metaverse.

Cash used in financing activities of $8.0 million was primarily due to the net $6.4 million repayments of the Line of Credit Facility, repayment of our $3.1 million T3 Loan (which was obtained during the 2025 fiscal year), $0.4 million net payment of deferred acquisition consideration, $0.6 million final earnout payment and $0.2 million used to repurchase outstanding shares.

Cashflows for the previous fiscal year

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

Cash flows used in investing activities of $0.5 million were driven by the acquisition of long-lived assets, partially offset by cash received from the sale of Company shares in Metaverse.

Cash flows provided by financing activities were driven by issuance of the Company's Class A common stock in the first quarter of fiscal year 2024 ($8.5 million) and a net increase of $1.4 million funds, following the Company's expansion of its revolving line of credit from $5.0 million to $7.5 million in February 2024.

Contractual Obligations

The following table summarizes our significant recognized contractual obligations as of March 31, 2025 (in thousands):

	Payments Due
Contractual Obligations	Total	2026	2027	2028
Operating lease obligations	$482	$200	$210	$72

In addition, the Company presents its unrecognized commitments to content partners in the notes to the Financial Statements, Note 8 - Commitments and Contingencies.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Cineverse Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cineverse Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cineverse Corp. (the “Company”) as of March 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue recognition – determination of principal versus agent

As described in Note 2 to the financial statements, revenue recognition for licensing content requires management to determine whether the Company acts as a principal or an agent in each transaction, which impacts upon the characterization of amounts recorded under these arrangements and the amount of revenue recognized on a gross versus net basis. This determination involves complex judgments, including assessing whether the Company is primarily responsible for determining how content is delivered to end consumers, and has discretion in setting the price for such content.

We identified the principal versus agent determination for licensing content as a critical audit matter due to the significant judgment involved in evaluating the terms of the arrangements with content providers. The complexity arises from the need to evaluate factors, such as the nature and extent of the Company’s rights to use the intellectual property, its ability to set pricing, and the extent of its involvement in delivering the content. These judgments have a material impact on the amount of revenue recorded on a gross versus net basis. As such, there was a high degree of auditor judgement and subjectivity, and significant audit effort was required in performing procedures to evaluate management’s conclusions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) obtaining an understanding of management’s process and controls over revenue recognition specifically focusing on principal versus agent; (ii) evaluating the terms contained in a sample of arrangements and comparing our evaluation to the Company’s principal versus agent conclusions; (iii) testing that the arrangements were entered completely and accurately within the Company’s accounting system; and (iv) testing that the accounting system accurately calculated the amount of revenue to be recorded.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2004.

EISNERAMPER LLP

Iselin, New Jersey

June 30, 2025

Cineverse Corp.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	As of March 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$13,941	$5,167
Accounts receivable, net of allowance for credit losses of $307 and $269, respectively	15,752	15,106
Employee retention tax credit	79	1,671
Content advances, net of allowance $4,818 and $6,260 respectively	6,736	9,345
Other current assets	1,573	1,432
Total current assets	38,081	32,721
Property and equipment, net	2,876	2,276
Intangible assets, net	18,168	18,328
Goodwill	6,799	6,799
Content advances, net of current portion	4,053	2,551
Other long-term assets, net	2,539	1,703
Total Assets	$72,516	$64,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$31,109	$20,817
Line of credit, net	—	6,301
Current portion of deferred consideration on purchase of business	2,956	3,114
Earnout consideration on purchase of business	—	180
Current portion of operating lease liabilities	187	401
Deferred revenue	183	436
Total current liabilities	34,435	31,249
Deferred consideration on purchase of business, net of current portion	—	457
Operating lease liabilities, net of current portion	275	462
Other long-term liabilities	14	59
Total Liabilities	$34,724	$32,227
Commitments and contingencies (see Note 8)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and 7 shares outstanding at March 31, 2025 and 2024	3,559	3,559
Common Stock, $0.001 par value; Class A Stock: 275,000,000 shares authorized as of March 31, 2025 and 2024; 16,487,947 and 15,985,620 shares issued, with 15,984,129 and 15,699,135 shares outstanding as of March 31, 2025 and 2024, respectively	194	194
Additional paid-in capital	548,405	545,996
Treasury stock, at cost; 503,819 and 288,554 shares as of March 31, 2025 and 2024, respectively	(12,193)	(11,978)
Accumulated deficit	(500,908)	(504,153)
Accumulated other comprehensive loss	(305)	(345)
Total stockholders’ equity of Cineverse Corp.	38,752	33,273
Deficit attributable to noncontrolling interest	(960)	(1,122)
Total equity	37,792	32,151
Total Liabilities and Equity	$72,516	$64,378

See accompanying Notes to Consolidated Financial Statements

Cineverse Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

	For the Fiscal Year Ended March 31,
	2025	2024
Revenues	$78,181	$49,131
Costs and expenses
Direct operating	38,776	19,131
Selling, general and administrative	27,684	27,904
Depreciation and amortization	3,797	3,771
Goodwill impairment	—	14,025
Total operating expenses	70,257	64,831
Operating income (loss)	7,924	(15,700)
Interest expense	(4,365)	(1,066)
Gain (loss) from equity investment in Metaverse	176	(4,299)
Other expenses, net	135	(190)
Net income (loss) before income taxes	3,870	(21,255)
Income tax expense	(106)	(10)
Net income (loss)	3,764	(21,265)
Net income attributable to noncontrolling interest	(162)	(142)
Net income (loss) attributable to controlling interests	3,602	(21,407)
Preferred stock dividends	(356)	(350)
Net income (loss) attributable to common stockholders	$3,246	$(21,757)
Net income (loss) per share attributable to common stockholders:
Basic	$0.18	$(1.78)
Diluted	$0.16	$(1.78)
Weighted average shares of Common Stock outstanding:
Basic	15,814	12,253
Diluted	17,818	12,253

See accompanying Notes to Consolidated Financial Statements

Cineverse Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Fiscal Year Ended March 31,
	2025	2024
Net income (loss)	$3,764	$(21,265)
Other comprehensive income (loss):
Foreign exchange translation	40	57
Net income attributable to noncontrolling interest	(162)	(142)
Comprehensive income (loss)	$3,642	$(21,350)

See accompanying Notes to Consolidated Financial Statements

Cineverse Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Year Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$3,764	$(21,265)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,797	3,771
Impairment of goodwill	—	14,025
Amortization of debt issuance costs	468	188
Stock-based compensation	1,925	1,439
Change in fair value of deferred consideration and earnouts	296	(109)
Changes in fair value of and realized (gains) losses from equity investment in Metaverse	(176)	4,299
Barter-related non-cash expenses	341	341
Other	10	84
Changes in operating assets and liabilities:
Accounts receivable	(619)	7,565
Other current and long-term assets	(668)	(942)
Content advances	2,030	(5,621)
Accounts payable, accrued expenses and other liabilities	9,903	(12,756)
Capitalized content	(3,407)	(1,822)
Deferred revenue	(253)	210
Net cash provided by (used in) operating activities	$17,411	$(10,592)
Cash flows from investing activities:
Expenditures for long-lived assets	(1,171)	(1,069)
Sale of equity investment securities	536	538
Net cash used in investing activities	$(635)	$(531)
Cash flows from financing activities:
Proceeds from line of credit	64,102	43,955
Payments on line of credit	(70,485)	(42,572)
Payment of deferred consideration	(428)	(285)
At-the-market issuance fees	(42)	—
Proceeds from the issuance of a term loan, net of debt issuance costs	2,917	—
Repayment of term loan	(3,090)	—
Payment of earnout consideration	(590)	(291)
Cost to acquire treasury shares	(215)	—
Financing fees for line of credit	(209)	(193)
Proceeds from common stock warrant exercise	38	—
Issuance of Class A common stock, net of issuance costs	—	8,524
Net cash (used in) provided by financing activities	$(8,002)	$9,138
Net change in cash and cash equivalents	8,774	(1,985)
Cash and cash equivalents at beginning of period	5,167	7,152
Cash and cash equivalents at end of period	$13,941	$5,167

See accompanying Notes to Consolidated Financial Statements

Cineverse Corp.

SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY

(In thousands)

	For the Fiscal Year Ended March 31,
	2025	2024
Cash interest paid	$995	$376
Lease liability related payments	$423	$446
Income taxes paid	$34	$55
Noncash investing and financing activities:
Issuance of Class A common stock for payment of employee bonuses	$—	$1,203
Treasury shares acquired for withholding taxes	$—	$370
Earnout liability settled in stock	$90	$392
Bonus liability settled in stock	$42	$—
Deferred consideration settled in stock	$—	$3,000
Accrued dividends on preferred stock	$89	$89
Issuance of Class A common stock for payment of accrued preferred stock dividends	$356	$350

See accompanying Notes to Consolidated Financial Statements

Cineverse Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Preferred Stock		Common Stock		Treasury		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non Controlling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2024	1	$3,559	15,699	$194	289	$(11,978)	$545,996	$(504,153)	$(345)	$33,273	$(1,122)	$32,151
Foreign exchange translation	—	—	—	—	—	—	—	—	40	40	—	40
Stock-based compensation	—	—	—	—	—	—	1,595	—	—	1,595	—	1,595
Preferred stock dividends paid in stock	—	—	276	—	—	—	356	—	—	356	—	356
Preferred stock dividends accrued	—	—	—	—	—	—	—	(357)	—	(357)	—	(357)
Issuance of common stock for Board of Director compensation	—	—	74	—	—	—	330	—	—	330	—	330
Issuance of common stock for acquiree consideration	—	—	29	—	—	—	42	—	—	42	—	42
Common Stock Warrant Exercise	—	—	13	—	—	—	38	—	—	38	—	38
Fees incurred in connection with ATM offering	—	—	—	—	—	—	(42)	—	—	(42)	—	(42)
Issuance of Class A common stock for earnout commitment	—	—	108	—	—	—	90	—	—	90	—	90
Treasury stock acquired	—	—	(215)	—	215	(215)	—	—	—	(215)	—	(215)
Net income	—	—	—	—	—	—	—	3,602	—	3,602	162	3,764
Balances as of March 31, 2025	1	$3,559	15,984	$194	504	$(12,193)	$548,405	$(500,908)	$(305)	$38,752	$(960)	$37,792

See accompanying Notes to Consolidated Financial Statements

Cineverse Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Preferred Stock		Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Total
Balances as of March 31, 2023	1	$3,559	9,348	$185	66	$(11,608)	$530,998	$(482,395)	$(402)	$40,337	$(1,264)	$39,073
Foreign exchange translation	—	—	—	—	—	—	—	—	57	57	—	57
Stock-based compensation	—	—	—	—	—	—	1,271	—	—	1,271	—	1,271
Preferred stock dividends paid with common stock	—	—	196	—	—	—	350	—	—	350	—	350
Preferred stock dividends accrued	—	—	—	—	—	—	—	(350)	—	(350)	—	(350)
Issuance of common stock for Board of Director compensation	—	—	400	—	—	—	168	—	—	168	—	168
Issuance of Class A common stock in connection with ATM raises, net	—	—	177	3	—	—	1,080	—	—	1,084	—	1,084
Issuance of Class A common stock in connection with direct equity offering	—	—	2,150	2	—	—	7,437	—	—	7,439	—	7,439
Issuance of Class A common stock in connection employee bonuses	—	—	725	1	—	—	1,203	—	—	1,203	—	1,203
Issuance in connection with the exercise of warrants	—	—	517	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock for earnout commitment	—	—	41	—	—	—	392	—	—	392	—	392
Treasury stock in connection with taxes withheld from employees	—	—	(223)	—	223	(370)	—	—	—	(370)	—	(370)
Issuance of common stock for deferred and earnout consideration	—	—	2,369	3	—	—	3,097	—	—	3,100	—	3,100
Net (loss) income	—	—	—	—	—	—	—	(21,407)	—	(21,407)	142	(21,265)
Balances as of March 31, 2024	1	$3,559	15,699	$194	289	$(11,978)	$545,996	$(504,153)	$(345)	$33,273	$(1,122)	$32,151

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

Financial Condition and Liquidity

As of March 31, 2025, the Company has an accumulated deficit of $500.9 million. For the year ended March 31, 2025, the Company had a net income attributable to common shareholders of $3.2 million. The Company had positive working capital of $3.6 million, net cash generated from operations for the year ended March 31, 2025 was $17.4 million. The Company has had a history of generating net losses and may continue to generate net losses for the foreseeable future.

The Company is party to a Loan, Guaranty, and Security Agreement, as amended on April 8, 2025, with East West Bank ("EWB") providing for a $12.5 million Line of Credit Facility and expandable to $15.0 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and our subsidiaries’ assets. The Line of Credit Facility bears interest at a rate equal to 1.25% above the prime rate, equal to 8.75% as of March 31, 2025. The Line of Credit Facility matures on April 8, 2028.

Our capital requirements will depend on many factors, and we may need to use existing capital resources and/or undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs. We believe our cash and cash equivalents and availability under our Line of Credit Facility as of March 31, 2025 will be sufficient to support our operations for at least twelve months from the filing of this report.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements of Cineverse have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). These consolidated financial Statements have been prepared by the Company following the rules and regulations of the SEC. All intercompany transactions and balances have been eliminated in consolidation. Certain columns and rows may not add due to rounded numbers.

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

CDF2 Holdings is a Variable Interest Entity (“VIE”), as defined in Accounting Standards Codification ("ASC") 810, Consolidation ("ASC 810"). ASC 810 requires the consolidation of VIEs by an entity that has a controlling financial interest in the VIE which entity is thereby defined as the primary beneficiary of the VIE. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, among other factors. Although we indirectly wholly own CDF2 Holdings, we, a third-party that also has a variable interest in CDF2 Holdings, and an independent third-party manager must mutually approve all business activities and transactions that significantly impact CDF2 Holdings’ economic performance. We have therefore assessed our variable interests in CDF2 Holdings and determined that we are not the primary beneficiary of CDF2 Holdings. As a result, CDF2 Holdings’ financial position and results of operations are not consolidated in our financial position and results of operations. In completing our assessment, we identified the activities that we consider most significant to the economic performance of CDF2 Holdings and determined that we do not have the power to direct those activities, and therefore we account for our investment in CDF2 Holdings under the equity method of accounting.

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

Non-monetary Transactions

During the year ended March 31, 2023, the Company entered into a non-monetary transaction for the purchase and sale of content licenses with an unrelated third-party. No gain or loss was recognized, as the fair value of the content licenses purchased was determined to be $1.0 million and recognized within Intangible Assets, Net on our Consolidated Balance Sheets, and will be amortized over its three-year estimated life. For the years ended March 31, 2025 and 2024, $341 thousand of related amortization expense had been recognized in Direct Operating expenses within the Consolidated Statements of Operations.

Accounts Receivable, Net

We maintain reserves for expected credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical credit losses, customer concentrations, customer credit worthiness, current and forecasted economic trends and changes in customer payment patterns to evaluate the adequacy of this allowance.

During the year ended March 31, 2025, the Company had no write-offs of previously reserved accounts receivable and as of March 31, 2025, accrued an allowance for expected credit losses of $0.3 million. During the year ended March 31, 2024, the Company had no write-offs of previously reserved accounts receivable balances and as of March 31, 2024, carried an allowance for credit losses of $0.3 million.

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

The Company qualified for the employee retention credit beginning in June 2020 for qualified wages through September 2021 and filed a cash refund claim during the fiscal year ended March 31, 2023.

As of March 31, 2025 and 2024, the tax credit receivable of $79 thousand and $1.7 million, respectively, has been included in the Employee retention tax credit line ("ERTC") on the Company's Consolidated Balance Sheet. The Company received notification during the second quarter of fiscal year 2024 that its ERTC claim was under examination with the Internal Revenue Service ("IRS"). In April 2024, the Company received a letter from the IRS indicating that its claim had been accepted and $1.7 million was received in June 2024.

Content Advances

Content advances represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record a provision for amounts that we expect may not be recoverable. Amounts which are expected to be recovered within 12 months are classified as current, which were $6.7 million and $9.3 million as of March 31, 2025 and 2024, respectively. Amounts estimated to be recoverable in more than 12 months are classified as long-term and presented within content advances, net of current portion, which were $4.1 million and $2.6 million as of March 31, 2025 and 2024, respectively. For the year ended March 31, 2025 and 2024, the Company recorded recoveries in the provision for content advances of $0.9 million and $0.5 million, respectively.

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

During both of the years ended March 31, 2025 and 2024, we did not record any impairment.

Amortization expense is recorded using the straight-line method over the estimated useful lives of the respective assets as follows:

Content Library		3 – 20 years
Tradenames, Trademarks and Patents		2 – 15 years
Customer Relationships	`	5 – 13 years
Advertiser Relationships and Channel		2 – 13 years
Software		10 years
Capitalized Content		3 years
Supplier Agreements		2 years

The Company’s intangible assets include the following (in thousands):

	As of March 31, 2025
	Cost Basis	Accumulated Amortization	Net
Content Library	$24,251	$(21,724)	$2,527
Advertiser Relationships and Channel	12,832	(4,211)	8,621
Customer Relationships	8,690	(8,145)	545
Software	3,200	(1,200)	2,000
Tradenames, Trademarks and Patents	3,961	(3,203)	758
Capitalized Content	4,816	(1,099)	3,717
Total Intangible Assets	$57,750	$(39,582)	$18,168

	As of March 31, 2024
	Cost Basis	Accumulated Amortization	Net
Content Library	$24,133	$(21,492)	$2,641
Advertiser Relationships and Channel	12,603	(2,541)	10,062
Customer Relationships	8,690	(7,872)	818
Software	3,200	(880)	2,320
Tradenames, Trademarks and Patents	3,914	(3,059)	855
Capitalized Content	1,822	(190)	1,632
Total Intangible Assets	$54,362	$(36,034)	$18,328

As of March 31, 2025, amortization expense for each of the successive five years is expected to be (in thousands):

Total
In-process intangible assets	543
2026	3,637
2027	2,827
2028	1,783
2029	1,670
2030	1,670
Thereafter	6,038
Total	$18,168

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

Impairment of Long-lived and Finite-lived Intangible Assets

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. There were no impairment charges recorded for long-lived and finite-lived intangible assets during the twelve months ended March 31, 2025 and 2024.

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

For the year ended March 31, 2025, the Company did not recognize any goodwill impairment losses.

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

•
Level 1 – quoted prices in active markets for identical investments
•
Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)
•
Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

The table below summarizes the levels of fair value measurements of the Company’s financial assets and liabilities as of March 31, 2025 and 2024:

As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Equity investment in Metaverse, at fair value	$—	$—	$—	$—
	$—	$—	$—	$—

Liabilities:
Current portion of earnout consideration on purchase of a business	$—	$—	$—	$—
	$—	$—	$—	$—

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Equity investment in Metaverse, at fair value	$362	$—	$—	$362
	$362	$—	$—	$362

Liabilities:
Current portion of earnout consideration on purchase of a business	$—	$—	$180	$180
	$—	$—	$180	$180

Equity Investment in Metaverse

On February 14, 2020, the Company acquired an approximate 11.5% interest in A Metaverse Company (“Metaverse”), a publicly traded Chinese entertainment company, formerly Starrise Media Holdings Limited, whose ordinary shares are listed on the Stock Exchange of Hong Kong. The Company acquired such interest as a strategic investment and in a private transaction from a shareholder of Metaverse that is related to certain of our shareholders. On April 10, 2020, the Company purchased an additional 15% interest in Metaverse in a private transaction from shareholders of Metaverse that are affiliated with the then-major shareholder of the Company.

During the year ended March 31, 2024, the Company sold 221 million of its original 362 million shares held as of March 31, 2023, which resulted in a realized loss of $0.3 thousand during the year ended March 31, 2024. The resumption of active trading status represented renewed availability of quoted, unadjusted prices in active markets for identical assets, upon which the Company can execute a sale and readily access pricing information at the measurement date. Accordingly, the Company has presented the fair value of its Metaverse shares held as of March 31, 2024 within the Level 1 grouping. The fair value of the shares held as of March 31, 2024 was $0.4 million, with associated losses of $4.3 million recognized during the fiscal year ended March 31, 2024.

As a result of the decrease in ownership of its investment in Metaverse from its sale of shares, along with a corresponding decrease in influence, the Company no longer accounts for its investment in Metaverse under the equity method and instead follows the guidance for equity securities for which the equity method is no longer appropriate under ASC 321, Investments - Equity Securities, and accordingly, the Company measures its investment at fair value, with changes in the value of securities held recognized in earnings.

We have fully divested our remaining 142 million shares in Metaverse as of March 31, 2025, resulting in a gain of $0.2 million in fiscal year 2025.

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

During the year ended March 31, 2024, the final year of the earnout measurement period, the Company estimated a $612 thousand decrease in its earnout liability, issued $392 thousand worth of equity to settle its liability, made cash payments of $291 thousand, and incurred interest of $29 thousand.

During the year ended March 31, 2025, the Company made its final earnout payments of $680 thousand, reducing the earnout liability to $0. The earnout payment was comprised of $590 in cash and $90 in equity (108 thousand shares of the Company's Common Stock).

Asset Acquisitions

An asset acquisition is an acquisition of an asset, or a group of assets, that does not meet the definition of a business. Asset acquisitions are accounted for by using the cost accumulation model whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of March 31, 2024
	2025	2024
Accounts payable	$7,298	$5,804
Amounts due to producers	16,488	9,889
Accrued compensation and benefits	1,398	1,119
Accrued other expenses	5,925	4,005
Total Accounts Payable and Accrued Expenses	$31,109	$20,817

Deferred Consideration

The Company has recognized liabilities related to deferred consideration arrangements related to the acquisition of FoundationTV ("FTV") and Digital Media Rights ("DMR"). These payments are fixed in nature and are due to the sellers of the respective businesses. The Company initially recognized the liability at fair value at the time of acquisition and has since recognized interest expense related to accretion in advance of the ultimate settlement of these liabilities. Amounts due within 12 months under the terms of the agreements are classified as current within the Consolidated Balance Sheets.

The deferred consideration related to the acquisition of DMR was payable in either shares of Common Stock or cash, at the Company's discretion and subject to certain conditions. During the year ended March 31, 2024, 2,284 thousand shares of Common Stock were issued to settle the second deferred consideration payment in the amount of $3.0 million. The final payment of $2.4 million was made on April 1, 2025 through the issuance of 677 thousand shares of Common Stock.

The deferred consideration related to the acquisition of FTV is payable in cash and up to 25% in shares of Common Stock, at the Company's discretion, and subject to certain conditions. The final payment of $0.5 million is due in June 2025.

Disaggregation of Revenue

The following table presents the Company’s revenue by source (in thousands):

	Year Ended March 31,
	2025	2024
Streaming and digital	$44,408	$37,312
Base distribution	28,614	5,259
Podcast and other	4,893	2,718
Other non-recurring	266	3,842
Total Revenue	$78,181	$49,131

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

Base distribution revenue is generated by the Company's physical revenue streams such as DVD's and related supply chain revenue, as well as theatrical revenue. The Company also has contracts for the theatrical distribution of third-party feature movies and alternative content. Distribution fee revenue and participation in box office receipts are recognized at the time a feature movie and alternative content are viewed.

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

Principal Agent Considerations

Revenue earned from the delivery of digital content and physical goods may be recognized gross or net depending on the terms of the arrangement. We determine whether revenue should be reported on a gross or net basis based on the terms of each agreement. Key indicators that we use in evaluating gross versus net treatment include, but are not limited to, the following:

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

A summary of the movements of our allowances for credit losses as of March 31, 2025 and March 31, 2024 (in thousands):

Allowance for credit losses at the beginning of the year	$269
Increase in estimated provision	38
Allowance for credit losses as at March 31, 2025	$307

Allowance for credit losses at the beginning of the year	$54
Increase in estimated provision	215
Allowance for credit losses as at March 31, 2024	$269

Contract Liabilities

We generally record a receivable related to revenue when we have an unconditional right to invoice and receive payment, and we record deferred revenue (contract liability) when cash payments are received or due in advance of our performance, even if amounts are refundable. Deferred revenue includes amounts related to advances, the sale of DVDs or theatrical releases with future release dates.

The ending deferred revenue balance, all current as of March 31, 2025 and 2024 was $0.2 million and $0.4 million, respectively. There were no long-term amounts as of March 31, 2025 and 2024.

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

Concentrations

For the fiscal year ended March 31, 2025, two customers represented 30.2% and 22.9% of consolidated revenue, respectively. For the fiscal year ended March 31, 2024, one customer represented 26% of consolidated revenue.

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

The Company adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, as amended, on April 1, 2024, using the modified retrospective approach. This amendment includes disclosure of significant segment expenses which are regularly provided to the Company’s Chief Operating Decision
Maker ("CODM") and included within each reported measure of segment profit or loss; other segment items by reportable segment and a description of its composition; reportable segment’s profit or loss and assets; additional measures of segment profit or loss if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance, and the title and position of the entity’s CODM and how the CODM uses the reported measures of segment profit or loss in assessing segment performance and determining resource allocation. Such disclosures apply to entities with a single reportable segment. These amendments were effective for the Company in its consolidated financial statements for the year ended March 31, 2025 and apply retrospectively to all prior periods using the significant segment expense categories identified. The impact of the amendments in this update was not material to the Company’s consolidated financial position and results of operations, as the requirements impact only segment reporting disclosures in the footnotes to the Company’s consolidated financial statements.

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

3. SEGMENT INFORMATION

The Company operates as a single reportable segment. The Company’s CODM, its Chief Executive Officer ("CEO"), reviews financial information on a consolidated basis to make operating decisions, assess financial performance, and allocate resources.

In evaluating performance, the CODM primarily assesses operating income (loss) and net income (loss), as reported on the consolidated statement of operations and regularly reviews certain significant expense categories, including royalty expense; license, participation and technology costs; other direct operation costs; payroll and related expenses; professional services; advertising and marketing; amortization; and other general and administrative. These expense categories are considered key factors in managing the business and guiding resource allocation decisions.

This approach ensures that the Company’s financial reporting reflects the way management monitors expenses and overall financial performance.

The following table presents financial information with respect to the Company’s single operating segment for the years ended March 31, 2025, and 2024:

	For the Fiscal Year Ended March 31
	2025	2024
Revenues	$78,181	$49,131
Less:
Royalty expense	24,243	7,693
License, participation and technology costs	7,118	4,582
Other direct operating costs	6,182	6,837
Payroll and related	16,900	17,471
Professional services	3,112	3,460
Advertising and marketing	1,385	582
Amortization and depreciation	3,797	3,771
Other general and administrative	7,520	6,410
Impairment of goodwill	—	14,025
Total operating expenses	70,257	64,831
Operating income (loss)	7,924	(15,700)
Interest expense	(4,365)	(1,066)
Other income (expense)	311	(4,489)
Income (loss) before income taxes	3,870	(21,255)
Provision for income taxes	(106)	(10)
Net income (loss)	$3,764	$(21,265)

4. OTHER INTERESTS

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

CDF2 Holdings is a Variable Interest Entity (“VIE”), as defined in ASC 810, Consolidation. ASC 810 requires the consolidation of VIEs by an entity that has a controlling financial interest in the VIE which entity is thereby defined as the primary beneficiary of the VIE. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, among other factors. Although we indirectly wholly own CDF2 Holdings, we, a third-party that also has a variable interest in CDF2 Holdings, and an independent third-party manager must mutually approve all business activities and transactions that significantly impact CDF2 Holdings’ economic performance. We have therefore assessed our variable interests in CDF2 Holdings and determined that we are not the primary beneficiary of CDF2 Holdings. As a result, CDF2 Holdings’ financial position and results of operations are not consolidated in our financial statements. In completing our assessment, we identified the activities that we consider most significant to the economic performance of CDF2 Holdings and determined that we do not have the power to direct those activities, and therefore we account for our investment in CDF2 Holdings under the equity method of accounting.

As of March 31, 2025 and 2024, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable was $0.0 million and $0.5 million as of March 31, 2025 and 2024, respectively, which are included in accounts receivable, net on the accompanying Consolidated Balance Sheets.

The accompanying Consolidated Statements of Operations include $0.0 million and $0.2 million of digital cinema servicing revenue from CDF2 Holdings for the year ended March 31, 2025 and 2024, respectively.

Total stockholders’ deficit of CDF2 Holdings as of March 31, 2025 and 2024 was $59.2 million and $59.2 million, respectively. We have no obligation to fund the operating loss or the stockholders’ deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of March 31, 2025 and 2024 is carried at $0.

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

5. STOCKHOLDERS’ EQUITY

COMMON STOCK

Common Stock

During the fiscal year ended March 31, 2025, the Company issued 500 thousand shares of Common Stock, relating to preferred stock dividends, Board fees, deferred consideration and earnout commitments, and common stock warrant exercise.

During the fiscal year ended March 31, 2024, the Company issued 6.4 million shares of Common Stock, through a registered direct offering, ATM sales, preferred stock dividends, issuance for shares for employee bonuses net of shares withheld for taxes, exercise of pre-funded warrants, Board fees, deferred consideration and earnout commitments.

Direct Offering

In June 2023, the Company sold in a public offering an aggregate of 2,150,000 shares of the Company’s Class A common stock, pre-funded warrants to purchase up to 516,667 shares of Common Stock, and common warrants to purchase up to 2,666,667 shares of Common Stock at an effective combined purchase price of $3.00 per share and related Common Warrant, for aggregate gross proceeds of approximately $8.0 million, before deducting placement agents fees and offering expenses payable by the Company. The purchase price of each Pre-Funded Warrant and related Common Warrant was equal to the Purchase Price less the $0.001 per share exercise price of each Pre-Funded Warrant. All pre-funded and common warrants were issued as immediately exercisable.

All pre-funded warrants were subsequently exercised in July 2023 for total proceeds of $0.5 thousand. All common warrants were issued as immediately exercisable and 2,654 thousand common warrants remain outstanding as of March 31, 2025.

ATM Sales Agreement

In July 2020, we entered into an At-the-Market sales agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) and B. Riley FBR, Inc. (“B. Riley” and, together with A.G.P., the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of Common Stock at the market prices prevailing on Nasdaq at the time of the sale of such shares. The Company is not obligated to sell any shares under the ATM Sales Agreement. Any sales of shares made under the ATM Sales Agreement will be made pursuant to the Company's Registration Statement on Form S-3 (Registration No. 333-239710), for an aggregate offering price of up to $30 million. The ATM Sales Agreement terminated on January 6, 2024.

For the year ended March 31, 2024, the Company sold 177 thousand shares for $1.1 million in net proceeds, respectively, after deduction of commissions and fees.

On May 3, 2024, Company entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners and The Benchmark Company, LLC (collectively, the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of its Class A common stock, par value $0.001 per share (the “Common Stock”). Shares of Common Stock may be offered and sold for an aggregate offering price of up to $15 million. The Sales Agents’ obligations to sell shares under the Sales Agreement are subject to satisfaction of certain conditions, including the continuing effectiveness of the Registration Statement on Form S-3 (Registration No. 333-273098) (the “Registration Statement”) filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on June 30, 2023 and declared effective by the SEC on January 25, 2024, and other customary closing conditions. The Company will pay the Sales Agents a commission of 3.00% of the aggregate gross proceeds from each sale of shares and has agreed to provide the Sales Agents with customary indemnification and contribution rights. The Company has also agreed to reimburse the Sales Agents for certain specified expenses. The Company is not obligated to sell any shares under the Sales Agreement and has not sold any shares through the date of this report.

PREFERRED STOCK

Cumulative dividends in arrears on our outstanding Series A preferred stock were $0.1 million as of March 31, 2025 and 2024. For the years ended March 31, 2025 and 2024, we paid preferred stock dividends in the form of 276 thousand and 196 thousand shares of Common Stock, respectively.

TREASURY STOCK

We have treasury stock, at cost, consisting of 504 thousand shares and 289 thousand shares of Common Stock as of March 31, 2025 and 2024, respectively. During the year ended March 31, 2025, the Company acquired 215 thousand shares of treasury stock, repurchased through Rule 10b5-1 and 10b-18 trading plans with B. Riley Securities, Inc.

EQUITY INCENTIVE PLANS

Awards issued under our 2000 Equity Incentive Plan (the “2000 Plan”) were in any of the following forms (or a combination thereof) (i) stock option awards; (ii) stock appreciation rights; (iii) stock or restricted stock or restricted stock units; or (iv) performance awards. The 2000 Plan provided for the granting of incentive stock options (“ISOs”) with exercise prices not less than the fair market value of our Common Stock on the date of grant. ISOs granted to shareholders having more than 10% of the total combined voting power of the Company must have exercise prices of at least 110% of the fair market value of our Common Stock on the date of grant. ISOs and non-statutory stock options granted under the 2000 Plan are subject to vesting provisions, and exercise is subject to the continuous service of the participant. The exercise prices and vesting periods (if any) for non-statutory options were set at the discretion of our Compensation Committee. The Company does not estimate forfeitures but recognizes forfeitures in the period in which they occur.

In August 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan). The 2017 Plan replaced the 2000 Plan, and applies to employees and directors of, and consultants to, the Company. The 2017 Plan provided for the issuance of shares of Common Stock through various awards, including stock options, stock appreciation rights, stock, restricted stock, restricted stock units, performance awards and cash awards.

Stock Options

Options outstanding and exercisable under the 2000 Plan are as follows:

As of March 31, 2025
Min	Max	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$148.0	$148.0	250	0.25	$148	$—
		250	0.25	$148	$—

As of March 31, 2024
Min	Max	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$148.0	$148.0	250	1.25	$148	$—
$280.0	$488.0	642	0.52	345	—
		892	0.72	$290	$—

During the year ended March 31, 2025 and 2024, 642 options and 9 thousand options expired, respectively. The remaining outstanding options expire in July 2025.

Stock Appreciation Rights ("SAR")

During the year ended March 31, 2024, the Company granted 207 thousand SARs, which were granted under the 2017 Plan. No SARs were granted during the year ended March 31, 2025.

All SARs issued have an exercise price equal to the market price of the Company’s Common Stock on the date of grant with a maturity date of 10 years after grant date. The Company has the option to settle the SARs through a cash payment, issuance of shares, or some combination of cash payment and shares. Based on past practice and intent to settle these awards with shares of Class A common stock, the Company has determined that these awards should be classified in equity.

The following weighted average assumptions were used to estimate the fair value of SARs granted, as follows:

For the Year Ended March 31,
2024
Expected dividend yield	$—
Expected equity volatility	107%
Expected term (years)	6.50
Risk-free interest rate	4.51% - 3.82%
Exercise price	$5.80-$10.43
Market price per share	$5.80-$10.43

The weighted average fair value of outstanding grants made during the year ended March 31, 2024, was $4.99 per award.

SARs outstanding under the 2017 Plan, along with the minimum and maximum strike price of each group, are as follows:

As of March 31, 2025
Min	Max	SARs Outstanding (In thousands)	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$5.80	$12.80	628	6.92	$9.44	$—
$23.20	$29.40	98	4.12	27.77	—
$39.40	$46.40	41	5.85	39.18	—
		766	6.51	$13.36	$—

As of March 31, 2024
Min	Max	SARs Outstanding (In thousands)	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$5.80	$12.80	632	7.92	$9.45	$—
$23.20	$29.40	98	5.12	27.77	—
$39.40	$46.40	46	6.96	40.15	—
		776	7.51	$13.58	$—

Exercisable SARs under the 2017 Plan as of March 31, 2025 are as follows:

SARs Exercisable (In thousands)	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
623	8.0	$15.04	$—

As of March 31, 2025, the compensation cost not yet recognized related to nonvested SARS awards totaled $162 thousand, to be recognized over the weighted average remaining vesting period of 1.1 years.

SARs activity for the year ended March 31, 2025 is as follows (in thousands):

Year Ended March 31, 2025
SARs Outstanding March 31, 2024	776
Issued	—
Forfeited	10
Total SARs Outstanding March 31, 2025	766

Performance Stock Units ("PSU")

The Company grants performance stock unit ("PSU") awards under the 2017 Plan to employees of the Company that vest upon certain performance goals being achieved. Upon vesting, the award may be settled in shares or cash at the Company's discretion.

There were no PSUs granted, or shares issued upon the settlement of PSUs for the years ended March 31, 2025 and 2024. PSUs totalling 20,250 were forfeited during the year ended March 31, 2025. As of March 31, 2025, there are 25,000 unvested PSUs which will vest upon meeting certain performance goals for the year ended March 31, 2026.

Restricted Stock Awards ("RSA")and Restricted Stock Units ("RSU")

During the year ended March 31, 2025, the Company granted RSAs and RSUs to employees under the 2017 Plan. These RSAs and RSUs have 3-year vesting periods and are valued at the closing stock price on the date of grant. Upon vesting, RSUs may be settled in shares or cash at the Company's discretion while RSAs are in shares awards. As of March 31, 2025, there was $804 thousand of unrecognized stock-based compensation expense related to these awards that will be recognized over the remaining vesting period of 25 months. As of March 31, 2025, there were 1,127,500 unvested RSUs and RSAs outstanding.

RSU and RSA activity for the year ended March 31, 2025 is as follows (in thousands):

	Year Ended March 31, 2025	Weighted Average Grant Date Fair Value	Aggregate Fair Value
Outstanding March 31, 2024	—	$—	$—
Issued	2,425	0.83	2,013
Forfeited	(170)	0.83	(141)
Outstanding March 31, 2025	2,255	$0.83	$1,872

Stock-based Compensation Expense

A total of $1.9 million and $1.4 million of stock based compensation was included within Selling, General and Administrative expenses for the years ended March 31, 2025 and 2024, respectively.

Of this stock based compensation expense, there was $0.3 million and $0.3 million of stock-based compensation expense for the year ended March 31, 2025 and 2024, respectively, related to Board of Director fees. During the years ended March 31, 2025 and 2024, the Company issued 74 thousand and 400 thousand restricted shares to non-employee directors, respectively.

6. EARNINGS (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to Common Stockholders, adjusted for by the deemed earnings attributable to participating common warrant holders, by the weighted average number of shares of Common Stock outstanding during the period.

Diluted net income (loss) per share is computed by dividing the net income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include restricted stock units, stock options and warrants outstanding during the period and are calculated using the treasury stock method. Potentially dilutive common shares are excluded from the computations of diluted income (loss) per share if their effect would be anti-dilutive. A net loss available to Common Stockholders causes all potentially dilutive securities to be anti-dilutive and are not included.

The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the fiscal year ended March 31, 2025 and 2024

	Twelve Months ended March 31,
	2025	2024
	(in thousands, except shares and per share data)
Numerator:
Net income (loss) attributable to common stockholders and participating common warrant holders	$3,246	$(21,757)
Less: earnings attributable to participating common warrant holders	468	—
Net income (loss) attributable to common stockholders - basic and diluted	$2,778	$(21,757)

Denominator:
Weighted average shares of common stock - basic	15,813,590	12,253,293
Effect of dilutive common stock equivalents	2,004,838	—
Weighted average shares of common stock - diluted	17,818,428	12,253,293

Earnings per share:
Basic earnings (loss) per share	$0.18	$(1.78)
Effect of dilutive common stock equivalents	(0.02)	—
Diluted earnings (loss) per share	$0.16	$(1.78)

The following common equivalent shares outstanding at period-end have been excluded from the computation of earnings per share, as their inclusion would have been anti-dilutive:

	Twelve Months ended March 31,
	2025	2024
Options to purchase common stock	250	892
Stock appreciation rights	766,244	775,701
Warrants to purchase common stock	2,654,167	2,666,667

7. DEBT

Line of Credit Facility

The Company is party to a Loan, Guaranty, and Security Agreement, as amended on April 8, 2025, with East West Bank ("EWB") providing for a $12.5 million Line of Credit Facility and expandable to $15.0 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and our subsidiaries’ assets. The Line of Credit Facility bears interest at a rate equal to 1.25% above the prime rate, equal to 8.75% as of March 31, 2025. The Line of Credit Facility matures on April 8, 2028.

As of March 31, 2025 and 2024, $0.0 million and $6.4 million was outstanding on the Line of Credit Facility, respectively. Under the Line of Credit Facility, the Company is subject to certain financial and non-financial covenants including terms which require the Company to maintain certain metrics and ratios, maintain certain minimum cash on hand, and to report financial information to our lender on a periodic basis. As of March 31, 2024, the Company was out of compliance with one of its covenants and received a waiver from EWB in June 2024. The Company was in compliance with all covenants as of March 31, 2025.

For the year ended March 31, 2025 and 2024, the Company incurred interest expense of $0.6 million and $0.4 million to EWB related to the Line of Credit Facility, respectively.

Term Loan

On April 5, 2024, T3 Borrower, a wholly-owned subsidiary of the Company, entered into the T3 Loan Agreement with the T3 Lender.

The T3 Loan Agreement provides for the T3 Loan with a principal amount not to exceed $3.7 million, and a maturity date of April 1, 2025, with a permitted extension of the term for 120 days under certain conditions. The T3 Loan bears no interest until the maturity date other than an interest advance equal to $576 thousand at the closing of the T3 Loan on April 5, 2024. The interest advance was recorded as a discount on the T3 Loan at inception and will be amortized to interest expense and increase the loan amount over its term. If the T3 Loan is extended as noted above, the T3 Loan will bear interest at a rate of 1.44% per month. The T3 Borrower may prepay the obligations under the T3 Loan, in full or in part, without penalty or premium. The proceeds under the T3 Loan Agreement were used for the funding under the Company’s distribution arrangements for the film titled Terrifier 3 (the “Film”). The T3 Loan Agreement contains customary covenants, representation and warranties and events of default.

After the principal of the T3 Loan is paid in full, the T3 Lender will be entitled to receive 15% of all royalties earned by the Company on the Film under its distribution agreements for the Film until the T3 Lender has received in total 1.75 times the full commitment amount of $3.7 million ("Participation Interest"). The T3 Loan is secured by a first priority interest in all of T3 Borrower’s assets in connection with the Film, including T3 Borrower's rights, title and interest in the distribution agreements, including the proceeds to the T3 Borrower from the distribution of the Film. In April 2025, the Company paid the T3 Lender $700 thousand in Participation Interest which has been recorded as Interest Expense within the Consolidated Statement of Operations.

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

The T3 Loan was repaid during the fiscal year ended March 31, 2025.

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

Cineverse is a virtual company that operates without domestic operating leases. The Company previously maintained one domestic operating lease acquired through the acquisition of Digital Media Rights ("DMR"), which was subleased to a third-party. The Company was not relieved of its original lease obligation and therefore recognized both a lease liability and right-of-use asset as part of the arrangement through the end of the lease term in January 2025. The Company recognized $0.2 million of sublease income related to this subleasing arrangement for the twelve months ended March 31, 2025.

The Company's two operating leases for its India operations expire in July 2027.

The table below presents the lease-related assets and liabilities recorded on our Consolidated Balance Sheets (in thousands):

	Classification on the Balance Sheet	2025	2024
Assets
Noncurrent	Other long-term assets	$435	$834
Liabilities
Current	Operating leases liabilities	187	401
Noncurrent	Operating leases liabilities, net of current	275	462
		$462	$863

The table below presents the annual gross undiscounted cash flows related to the Company's operating lease commitments (in thousands):

Fiscal year ending March 31,	Operating Lease Commitments
2026	200
2027	210
2028	72
Total lease payments	$482
Less imputed interest	(20)
Total	$462

For leases which have a term of twelve months or less and do not contain an option to extend which the Company is reasonably certain to extend the term, the Company has elected to not apply the recognition provisions of ASC 842 and recognizes these expenses on a straight-line basis over the term of the agreement.

Since our operating leases do not provide a readily determinable implicit rate, the Company estimated its incremental borrowing rate to discount the lease payments based on information available at Cineverse's lease commencement date. The weighted average discount rate utilized was 3.34%.

The Company incurred $423 thousand and $441 thousand in rental expense associated with its operating leases during the years ended March 31, 2025 and 2024, respectively.

Commitments

In the ordinary course of business, the Company enters into contractual arrangements, from time to time, under which it agrees to commitments with content providers for certain rights which are in production or have not yet been completed, delivered to, and accepted by the Company. Based on the nature of these agreements, which may be subject to delay or project abandonment, there is uncertainty with the amounts and timing of its commitments. Certain of these advances are eligible to be recouped through future revenue sharing arrangements. Based on the stage of the Company's projects, the table presented below represents an estimate of the Company's gross project commitments over the next five fiscal years (in thousands):

	Fiscal Year Ended March 31,
	2026	2027	2028	2029	2030
Total Project Commitments	$9,047	$2,341	$974	$288	$—

9. INCOME TAXES

We recorded income tax expense of $0.1 million and $0.0 million from operations for the years ended March 31, 2025 and 2024, respectively. For the year ended March 31, 2025, the income tax expense of $0.1 million was related to U.S. state and foreign income taxes.

The following table presents the components of income tax expense (benefit) (in thousands):

	For the Fiscal Year Ended March 31,
	2025	2024
Federal:
Current	$—	$—
Deferred	—	—
Total federal	$—	$—
State:
Current	$62	$(11)
Deferred	—	—
Total state	$62	$(11)
Foreign:
Current	$51	$35
Deferred	(7)	(14)
Total foreign	$44	$21
Income tax expense	$106	$10

Net deferred taxes consisted of the following (in thousands):

	As of March 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$16,216	$20,945
Stock-based compensation	2,198	3,724
Intangibles	3,857	6,423
Accrued liabilities	441	535
Capital loss carryforward	4,637	3,924
Investments	—	1,977
Non-deductible interest expense	3,741	4,213
Other	204	240
Total deferred tax assets before valuation allowance	31,294	41,981
Less: Valuation allowance	(31,141)	(41,668)
Total deferred tax assets after valuation allowance	$153	$312
Deferred tax liabilities:
Right of use asset	$(102)	$(248)
Depreciation and amortization	(30)	(50)
Total deferred tax liabilities	(132)	(298)
Net deferred tax	$21	$14

We have provided a valuation allowance to our net deferred tax assets as of March 31, 2025 and 2024. We are required to recognize all or a portion of our deferred tax assets if we believe that it is more likely than not that such assets will be realized, given the weight of all available evidence. We assess the realizability of the deferred tax assets at each interim and annual balance sheet date. In assessing the need for a valuation allowance, we considered both positive and negative evidence, including recent financial performance, projections of future taxable income and scheduled reversals of deferred tax liabilities. The decrease in the valuation allowance of $10.5 million during the fiscal year ended March 31, 2025 was mainly due to a change in the blended state statutory tax rate. The state statutory tax rate decreased due to the utilization of the census-method for purposes of apportioning revenue. This change caused the gross state deferred tax asset to decrease along with the corresponding valuation allowance. The increase in the valuation allowance of $5.9 million during the fiscal year ended March 31, 2024, was mainly due to increases in the deferred tax asset related to the net operating loss carryforward and other temporary differences. We will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based upon actual and forecasted operating results.

As of March 31, 2025, we had federal and state net operating loss carryforwards of approximately $68.6 million available in the United States of America (“U.S.”) to reduce future taxable income. U.S. federal and state net operating loss carryforwards of approximately $20.0 and $68.6 million, respectively, generally begin to expire in 2027. U.S. federal net operating loss carryforwards that were generated during the years ended March 31, 2020, 2021, 2022, 2023, and 2024 of approximately $48.6 million, do not expire.

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

The differences between the U.S. statutory federal tax rate and our effective tax rate are as follows:

	For the Year Ended March 31,
	2025	2024
Provision at the U.S. statutory federal tax rate	21.0%	21.0%
State income taxes, net of federal benefit	2.6%	8.7%
Change in valuation allowance	(44.3)%	(22.5)%
Non-deductible expenses	5.9%	(1.0)%
Deferred tax adjustments	17.3%	—%
Goodwill impairment	—%	(6.3)%
Other	0.2%	—%
Income tax expense (benefit)	2.7%	(0.1)%

We file income tax returns in the U.S. federal jurisdiction, various U.S. states, and India. For federal income tax purposes, our fiscal 2022 through 2025 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. Fiscal 2007 will also remain open for examination as the Company used the fiscal 2007 NOL carryforward this year. For U.S. state tax purposes, our fiscal 2021 through 2025 tax years generally remain open for examination by most of the tax authorities under a four-year statute of limitations. For Indian income tax purposes, our fiscal 2022 through 2025 tax years remain open for examination by the tax authorities.

10. SUBSEQUENT EVENTS

EWB Line of Credit Expansion

On April 8, 2025, the Company entered into a Second Amended and Restated Loan, Guaranty and Security Agreement, by and between the Company, EWB and the Guarantors named therein, which are certain subsidiaries of the Company (the “Loan Agreement”). The Loan Agreement amended and restated the prior amended and restated loan, guaranty and security agreement, which was entered into on September 15, 2022 (and amended from time to time, the “Prior Loan Agreement”). The Loan Agreement provides for a credit facility (the “Credit Facility”)

consisting of a maximum of $12,500,000 in revolving loans at any one time outstanding, which principal amount may be increased to $15,000,000 at the Company’s request and at EWB’s discretion, and having a maturity date of April 8, 2028.

Advances under the Credit Facility will bear interest on the outstanding daily balance at 125 basis points (1.25%) above the Prime Rate (as defined in the Loan Agreement). The proceeds from the Credit Facility will be used for the repayment at closing of expenses incurred in connection with the Prior Loan Agreement; payment of interest, legal fees and bank fees; investment, participation, acquisition and /or production of upcoming film/TV projects; and working capital needs and general corporate purposes. The Loan Agreement contains customary covenants, representation and warranties and events of default.

DMR Deferred Consideration Stock Settlement

On April 1, 2025, the $2.4 million deferred consideration payable to DMR was settled through stock issuance. As a result, the Company issued 677 thousand shares.

RSA and RSU Vesting

On April 25, 2025, one-third of the RSAs and RSUs granted to certain employees in April 2024 have vested. As a result, the Company issued 422 thousand shares, net of shares withheld for taxes due.

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

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in the Exchange Act), as of March 31, 2025. Based on such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures in our internal control over financial reporting as of March 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except that we implemented changes in our royalty accrual estimation process, following the upgrade of certain accounting systems and the integration of acquired businesses into our accounting and financial reporting process.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Christopher J. McGurk, 68, has been the Company’s Chief Executive Officer and Chairman of the Board since January 2011. Mr. McGurk was the founder and Chief Executive Officer of Overture Films from 2006 until 2010, and also the Chief Executive Officer of Anchor Bay Entertainment, which distributed Overture Films’ products to the home entertainment industry. From 1999 to 2005, Mr. McGurk was Vice Chairman of the Board and Chief Operating Officer of Metro-Goldwyn-Mayer Inc. (“MGM”), acting as the company’s lead operating executive until MGM was sold for approximately $5 billion to a consortium of investors. Mr. McGurk joined MGM from Universal Pictures, where he served in various executive capacities, including President and Chief Operating Officer, from 1996 to 1999. From 1988 to 1996, Mr. McGurk served in several senior executive roles at The Walt Disney Studios, including Studios Chief Financial Officer and President of The Walt Disney Motion Picture Group. Mr. McGurk has previously served on the boards of IDW Media Holdings, Inc., BRE Properties, Inc., DivX Inc., DIC Entertainment, Pricegrabber.com, LLC and MGM Studios, Inc. Mr. McGurk has had a long and transformative executive career in film, TV and streaming content industries.

Peter C. Brown, 66, has been a member of the Board since September 2010. He is Chairman of Grassmere Partners, LLC, a private investment firm he founded in 2009. He served as Chairman of the Board, Chief Executive Officer, and President of AMC Entertainment Inc. (“AMC”), one of the world’s leading theatrical exhibition companies, from 1999 to 2009, and Chief Financial Officer from 1991 to 1999. In 1997, he founded EPR Properties, (NYSE: EPR) a real estate investment trust and served as Chairman of the Board until 2003. He currently serves on the board of EPR Properties. Past additional public company boards include Lumen Technologies, Inc., National CineMedia, Inc., Midway Games, Inc., LabOne, Inc., and Protection One, Inc.

Mary Ann Halford, 66, has been a member of the Board since December 2023. Ms. Halford is an internationally recognized media and entertainment operator, advisor, and entrepreneur. She is the Founder and Managing Principal of Halford Media Advisory, working with clients in the US and internationally on transformation strategies. Prior to setting up her own firm, she was a Partner at Altman Solon, a Telecommunications, Media, and Technology (“TMT”) strategy consultancy focusing on the media industry. Ms. Halford has previously served as a Senior Managing Director at FTI Consulting and EVP of Fox International Entertainment Channels, a division of Fox Entertainment Group. In 2002, she co-founded El Camino Entertainment Group which consolidated operating businesses in the live family entertainment industry, which currently operates as North American Midway Entertainment. Past board positions include director of EightCo Holdings (NASDAQ: OCTO),Verge SE (f/k/a Media and Games Invest) (OMX: M8G), Vinco Ventures (NASDAQ: BBIG) and Triton Digital (private).

Patrick W. O’Brien, 78, has been a member of the Board since July 2015. He currently serves as the Managing Director and Principal of Granville Wolcott Advisors, a company he formed in 2009, which provides business consulting, due diligence and asset management services for public and private clients. Mr. O’Brien has previously served as Chairman of the Board and CEO of Livevol, Inc., a private company that was a leader in equity and index options technology, which was successfully sold to CBOE Holdings. During the past five years, Mr. O’Brien has also served on the boards of Creative Realities, Inc., ICPW Liquidation Trust, and Merriman Holdings, Inc.

Executive Officers

The Company’s executive officers are Christopher J. McGurk, Chief Executive Officer and Chairman of the Board, Erick Opeka, President and Chief Strategy Officer, Gary S. Loffredo, Chief Legal Officer, Secretary and Senior Advisor, Tony Huidor, President of Technology and Chief Product Officer, Mark Lindsey, Chief Financial Officer, Yolanda Macias, Chief Motion Pictures Officer, and Mark Torres, Chief People Officer. Biographical information for Mr. McGurk is included above.

Erick Opeka, 51, has served as the Company’s Chief Strategy Officer and President since December 2020, overseeing the day-to-day operations of the Company's streaming and distribution operations, and driving Cineverse's corporate strategy and M&A initiatives. Prior to his current role, Mr. Opeka served as EVP of the Company’s Global Digital Distribution business. Before joining Cineverse, he co-founded and led the independent distributor New Video's streaming business. Mr. Opeka began his entertainment career at Madstone Entertainment, and prior to that, he served in the US Army infantry. He currently serves as the Vice Chairman of streaming trade organization OTT.X and on the Board of Directors of film and television production company Roundtable Entertainment. Mr. Opeka holds a BA degree from The University of Texas at Austin and an MBA from Florida State University.

Gary S. Loffredo, 60, is the Company’s Chief Legal Officer, Secretary and Senior Advisor. Mr. Loffredo has served in numerous executive leadership roles with the Company since joining in 2000 including President, Chief Operating Officer, Senior Vice President of Business Affairs, and General Counsel. He also served as President of Digital Cinema from 2011 to 2023, as Interim Co-Chief Executive Officer from June 2010 through December 2010 and was a member of the Company’s Board of Directors from September 2000 - October 2015. Prior to joining Cineverse, from March 1999 to August 2000, Mr. Loffredo was Vice President, General Counsel and Secretary of Cablevision Cinemas d/b/a Clearview Cinemas, a film exhibitor. From September 1992 to February 1999, he was an attorney at the law firm of Kelley Drye & Warren LLP.

Tony Huidor, 57, is the Company’s President of Technology and Chief Product Officer. Since joining Cineverse in 2015, Huidor has managed the launch and daily operations of the Company’s portfolio of all subscription and ad-supported digital-first channels. He conceived and designed Cineverse’s proprietary Matchpoint Dispatch™ distribution platform and oversees overall product development of Matchpoint Blueprint™ which powers all streaming apps for Cineverse’s portfolio of streaming services. In addition, Mr. Huidor recently developed cineSearch which is the Company’s AI-based conversational chatbot for advanced content recommendations. Prior to joining the Company, Mr. Huidor served as Vice President of Operations for Universal Music Group (UMG) and then VP of Technical Product Development for Universal Music Group Distribution (UMGD). Prior to his tenure at Universal Music Group, Mr. Huidor worked as Director of Product Development for the Walt Disney Internet Group, where he was responsible for the creation and development of subscription-based entertainment services worldwide.

Mark Lindsey, 58, is the Company’s Chief Financial Officer. Mr. Lindsey oversees all facets of accounting, including financial reporting, financing, working capital management, treasury, tax compliance and planning, internal controls and policy development. Prior to joining Cineverse, he most recently served as Chief Accounting Officer and acting Chief Financial Officer for Firefly Systems, Inc., a digital out-of-home (DOOH) and mobility advertising company. Mr. Lindsey was also CFO and CCO for Canapi Ventures, a financial technology-focused venture capital firm. Earlier in his career, Mr. Lindsey served in related executive capacities with American Capital, LTD., XM Satellite Radio, the Public Company Accounting Oversight Board and PricewaterhouseCoopers.

Yolanda Macias, 60, is the Company's Chief Motion Pictures Officer. She joined Cineverse in 2013 and was the Chief Content Officer of Cineverse Entertainment Group from December 2020 to May 2025. She is responsible for acquiring global content rights for all distribution and streaming platforms and oversees marketing. Ms. Macias has over 25 years of entertainment distribution experience, including executive positions at Vivendi/Universal from 2004 to 2012, DIRECTV from 1996 to 2003, and The Walt Disney Company from 1992 to 1995. Ms. Macias serves on the board of Skechers USA, Inc. (NYSE: SKX) and as vice chair for C5LA a non-profit organization supporting under resourced and high potential teen. Macías received her MBA from the J.L. Kellogg Graduate School of Management at Northwestern University and her B.S. degree in Finance from California State University, Northridge.

Mark Torres, 65, is the Company’s Chief People Officer. He joined Cineverse in 2018 as Senior Vice President of Human Resources. Mr. Torres has served as a senior human resources executive for over 20 years, including prior to the Company, at Sony Pictures Entertainment, Ticketmaster and Reed Elsevier/Variety, as well as several technology and media start-up companies. Mr. Torres served as SVP of People & Culture at AdTec Rubicon Project (now Magnite). Mr. Torres is a graduate of California State University, Long Beach with a bachelor’s degree in Telecommunications.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10% of its Common Stock to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all such reports they file.

Based on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that none of its directors, executive officers or persons who beneficially own more than 10% of the Common Stock failed to comply with Section 16(a) reporting requirements during the fiscal year ended March 31, 2025 (the “Last Fiscal Year”).

Code of Business Conduct and Ethics

We have adopted a code of ethics applicable to all members of the Board, executive officers and employees. Such code of ethics is available on our Internet website, www.investor.cineverse.com. We intend to disclose any amendment to, or waiver of, a provision of our code of ethics by filing a Form 8-K with the SEC.

Stockholder Communications

The Board currently does not provide a formal process for stockholders to send communications to the Board. In the opinion of the Board, it is appropriate for the Company not to have such a process in place because the Board believes there is currently not a need for a formal policy due to, among other things, the limited number of stockholders of the Company. While the Board will, from time to time, review the need for a formal policy, at the present time, stockholders who wish to contact the Board may do so by submitting any communications to the Company’s Secretary, Mr. Loffredo, 224 W. 35th St., Suite 500, #947 New York, New York 10001, with an instruction to forward the communication to a particular director or the Board as a whole. Mr. Loffredo will receive the correspondence and forward it to any individual director or directors to whom the communication is directed.

MATTERS RELATING TO OUR GOVERNANCE

Board of Directors

The Board oversees the Company’s risk management, including understanding the risks the Company faces and what steps management is taking to manage those risks, as well as understanding what level of risk is appropriate for the Company. The Board’s role in the Company’s risk oversight process includes receiving regular updates from members of senior management on areas of material risk to the Company, including operational, financial, cybersecurity, legal and regulatory, human resources, employment, and strategic risks.

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

The Board intends to meet at least quarterly and the independent directors serving on the Board intend to meet in executive session (i.e., without the presence of any non-independent directors and management) immediately following regularly scheduled Board meetings. During the Last Fiscal Year, the Board held seven (7) meetings. Each current member of the Board, who was then serving, attended at least 75 percent of the total number of meetings of the Board, and of the committees of the Board on which they served in the Last Fiscal Year. Messrs. Brown and O’Brien and Ms. Halford are considered “independent” under the rules of the SEC and Nasdaq.Directors are elected for one-year terms.

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

Nominating Committee

The Nominating Committee consists of Messrs. Brown and O’Brien and Ms. Halford. Mr. O'Brien is the Chair of the Nominating Committee. The Nominating Committee held two (2) meetings during the Last Fiscal Year. The Nominating Committee evaluates and approves nominations for annual election to, and to fill any vacancies in, the Board and recommends to the Board the directors to serve on committees of the Board. The Nominating Committee also approves the compensation package of the Company’s directors. Messrs. Brown and O’Brien and Ms. Halford are considered “independent” under the rules of the SEC and the Nasdaq.

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

Insider Trading Policy; Restrictions on Speculative Transactions

The Company has an Insider Trading and Disclosure Policy that sets forth terms, conditions, timing, limitations, and prohibitions with respect to trading in the Company’s securities by directors, officers, employees and consultants. The Insider Trading Policy restricts such persons from trading in the Company’s securities while in possession of material nonpublic information. In addition, the Insider Trading Policy restricts such persons from engaging in speculative transactions in Company securities, including short sales, and discourages employees and directors of the Company from engaging in hedging transactions, including “cashless” collars, forward sales, and equity swaps, that may indirectly involve short sales. Pre-clearance by the Company is required for all equity transactions.

Stock Ownership Guidelines

The Board has adopted stock ownership guidelines for its non-employee directors, pursuant to which the non-employee directors are required to acquire, within three (3) years, and maintain until separation from the Board, shares equal in value to a minimum of three (3) times the value of the annual cash retainer (not including committee or per-meeting fees) payable to such director. Shares acquired as Board retainer fees and shares owned by an investment entity with which a non-employee director is affiliated may be counted toward the stock ownership requirement. As of March 31, 2025, each of Messrs. Brown and O’Brien and Ms. Halford currently meet the stock ownership guidelines.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	All Other Compensation ($) (4)	Total ($)
Christopher J. McGurk	2025	650,000	—	249,270	—	39,912	939,182
Chief Executive Officer	2024	650,000	325,000	—	—	39,286	1,014,286
and Chairman	2023	650,000	707,969	26,250	1,200,000	39,431	2,623,650

Gary S. Loffredo	2025	460,000	—	166,180	—	56,797	682,977
Chief Legal Officer,	2024	460,000	161,000	—	196,323	55,521	872,844
Secretary and Senior Adviser	2023	460,000	350,717	15,750	—	58,785	885,252

Erick Opeka	2025	475,000	—	228,497	—	56,852	760,349
Chief Strategy Officer	2024	475,000	120,000	—	368,106	55,536	1,018,642
and President	2023	400,000	261,404	15,750	—	49,571	726,725

(1)
The Company's bonus program, the MAIP incentive program, is described below. For fiscal year 2024 and 2023, the MAIP bonuses were settled in the Company's Common Stock.

(2)
Includes performance share units (“PSUs”) earned during the respective fiscal year.
(3)
The amounts in this column reflect the grant date fair value for all fiscal years presented in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in footnote 2 to the Company’s audited financial statements for the fiscal years ended March 31, 2025 and 2024, included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the “Form 10-K”).
(4)
Includes life insurance premiums, disability insurance premiums and certain medical expenses paid by the Company for each NEO.

Employment agreements between the Company and Named Executive Officers

Christopher J. McGurk. On October 17, 2022, the Company entered into an employment agreement with Christopher J. McGurk (the “2022 McGurk Employment Agreement”). The 2022 McGurk Employment Agreement took effect on April 1, 2023, with a term ending on March 31, 2026 with an automatic one-year renewal unless either party provides written notice to the other no later than ninety days prior to the expiration of the initial term. Pursuant to the 2022 McGurk Employment Agreement, Mr. McGurk continued to serve as the Chief Executive Officer and Chairman of the Board of the Company.

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

On May 1, 2025, the Company entered into an employment agreement with Christopher J. McGurk (the “2025 McGurk Employment Agreement”). The 2025 McGurk Employment Agreement took effect on May 1, 2025, has a term ending on April 30, 2027 with an automatic one-year renewal unless either party provides written notice to the other no later than ninety days prior to the expiration of the initial term, and supersedes the 2022 McGurk Employment Agreement. Pursuant to the 2025 McGurk Employment Agreement, Mr. McGurk will continue to serve as the Chief Executive Officer and Chairman of the Board of the Company.

The 2025 McGurk Employment Agreement also provides that will receive an annual base salary of $650,000 and will be eligible for (i) under the Company’s Management Annual Incentive Plan (“MAIP”), a target bonus opportunity of $650,000 (the “Target Bonus”) consistent with goals established from time to time by the Compensation Committee (the “Compensation Committee”) of Board, (ii) under the Company’s 2017 Equity Incentive Plan (the “Plan”), restricted stock units (“RSUs”) for 120,000 shares of the Company’s Class A common stock, par value $0.001 per share (the “Common Stock”), which (a) will vest in three equal annual installments following the grant date, (b) may be paid out in cash, Common Stock, or a combination thereof, as the Company may determine, and (c) shall immediately vest upon Mr. McGurk’s termination within two (2) years following a Change in Control (as defined in the Plan) other than termination for Cause (as defined in the 2025 McGurk Employment Agreement) or resignation for Good Reason (as defined in the 2025 McGurk Employment Agreement). Mr. McGurk will also be entitled to participate in all benefit plans and programs that the Company provides to its senior executives.

The 2025 McGurk Employment Agreement provides that, in the event of a termination without Cause (as defined in the 2025 McGurk Employment Agreement) or a resignation for Good Reason (as defined in the 2025 McGurk Employment Agreement), Mr. McGurk shall be entitled to payment of (i) the greater of any Base Salary for the remainder of the Term or eighteen (18) months’ Base Salary at the time of termination and (ii) an amount equivalent to one and one-half (1.5) times the average of the last two (2) bonus payments under the MAIP, if any, under the 2025 McGurk Employment Agreement. In the event of, on or after May 1, 2025 and during the Term, and within two (2) years after a Change in Control (as defined in the Plan), a termination without Cause (other than due to Mr. McGurk’s death or disability), a resignation for Good Reason, or upon notice by the Company that it does not wish to renew the Term (as defined in the 2025 McGurk Employment Agreement), then in lieu of receiving the amounts described above, Mr. McGurk would be entitled to receive a lump sum payment equal to three (3) times the sum of (a) his then-current annual Base Salary and (b) his Target Bonus for the year of termination.

Erick Opeka. On May 16, 2023, the Company entered into an employment agreement with Erick Opeka (the “2023 Opeka Employment Agreement,”). The 2023 Opeka Employment Agreement was effective as of May 1, 2023 and had a term ending on April 30, 2025 with an automatic one-year renewal unless either party provides written notice to the other no later than ninety days prior to the expiration of the initial term.

Pursuant to the Opeka Employment Agreement, Mr. Opeka served as the Chief Strategy Officer and President of the Company. The Opeka Employment Agreement also provides that Mr. Opeka will receive an annual base salary of $475,000 and will be eligible for (i) under the MAIP, a target bonus opportunity (the “Target Bonus”) of $356,250 consistent with goals established from time to time by the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors, (ii) under the 2017 Plan, PSUs for up to 15,000 shares of the Company’s Class A common stock (the “Common Stock”), subject to EBITDA targets to be determined in the sole and absolute discretion of the Compensation Committee and financial performance targets, and such other terms as the Compensation Committee shall determine, and (iii) under the Plan, 75,000 SARs having an exercise price of $5.80 and a term of ten (10) years, one-third (1/3) of which will vest on May 16, 2024, one-third (1/3) on May 1, 2025 and the final one-third (1/3) on May 1, 2026 (the “SAR Vesting Schedule”), provided that any unvested SARs shall immediately vest upon termination following a Change in Control (as defined in the Plan) or a termination other than for Cause (as defined in the Opeka Employment Agreement). Mr. Opeka will also be entitled to participate in all benefit plans and programs that the Company provides to its senior executives.

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

On May 1, 2025, the Company entered into an employment agreement with Erick Opeka (the “2025 Opeka Employment Agreement,”). The 2025 Opeka Employment Agreement was effective as of May 1, 2025 and supersedes the 2023 Opeka Employment Agreement. The 2025 Opeka Employment Agreement has a term ending on April 30, 2027 with an automatic one-year renewal unless either party provides written notice to the other no later than ninety days prior to the expiration of the initial term.

Pursuant to the 2025 Opeka Employment Agreement, Mr. Opeka will continue to serve as the President and Chief Strategy Officer of the Company. The 2025 Opeka Employment Agreement also provides that Mr. Opeka will receive an annual base salary of $475,000 and will be eligible for (i) a target bonus opportunity under the MAIP (the “Target Bonus”) of $356,250 consistent with goals established from time to time by the Compensation Committee, and (ii) under the Plan, RSUs for 94,550 shares of Common Stock. Mr. Opeka will also be entitled to participate in all benefit plans and programs that the Company provides to its senior executives.

The 2025 Opeka Employment Agreement provides that, in the event of a termination without Cause (as defined in the 2025 Opeka Employment Agreement) or a resignation for Good Reason (as defined in the 2025 Opeka Employment Agreement), Mr. Opeka shall be entitled to payment of 12 months’ Base Salary at the time of termination. In the event of, on or after May 1, 2025 and during the Term, and within two (2) years after a Change in Control (as defined in the Plan), a termination without Cause (other than due to death or disability), a resignation for Good Reason, or upon notice by the Company that it does not wish to renew the Term (as defined in the 2025 Opeka Employment Agreement) (“CIC Termination”), then in lieu of receiving the amounts described above, Mr. Opeka would be entitled to receive a lump sum payment equal to two times the sum of (a) his then-current annual Base Salary and (b) his Target Bonus under the MAIP for the year of termination.

Gary S. Loffredo. On May 16, 2023, the Company entered into an employment agreement with Gary S. Loffredo (the “2023 Loffredo Employment Agreement”). The 2023 Loffredo Employment Agreement was effective as of May 1, 2023 and had a term ending on April 30, 2025 with an automatic one-year renewal unless either party provides written notice to the other no later than ninety days prior to the expiration of the initial term.

Pursuant to the 2023 Loffredo Employment Agreement, Mr. Loffredo served as the Chief Legal Officer, Secretary and Senior Advisor of the Company. The 2023 Loffredo Employment Agreement also provides that Mr. Loffredo will receive an annual base salary of $460,000 and will be eligible for (i) a target bonus opportunity under the MAIP of $322,000 (the “Target Bonus”) consistent with goals established from time to time by the Compensation Committee, (ii) under the Plan, PSUs for up to 8,000 shares of Common Stock, subject to EBITDA targets to be determined in the sole and absolute discretion of the Compensation Committee and financial performance targets, and such other terms as the Compensation Committee shall determine, and (iii) under the Plan, 40,000 SARs having an exercise price of $5.80 and a term of ten (10) years which shall vest on the SAR Vesting Schedule, provided that any unvested SARs shall immediately vest upon termination following a Change in Control (as defined in the Plan) or a termination other than for Cause (as defined in the Loffredo Employment Agreement). Mr. Loffredo will also be entitled to participate in all benefit plans and programs that the Company provides to its senior executives.

The 2023 Loffredo Employment Agreement provides that, in the event of a termination without Cause (as defined in the Loffredo Employment Agreement) or a resignation for Good Reason (as defined in the Loffredo Employment Agreement), Mr. Loffredo shall be entitled to payment of 12 months’ Base Salary at the time of termination under the Loffredo Employment Agreement. In the event of a CIC Termination, on or after May 1, 2023 and during the Term, then in lieu of receiving the amounts described above, Mr. Loffredo would be entitled to receive a lump sum payment equal to two (2) times the sum of (a) his then-current annual Base Salary and (b) his Target Bonus under the MAIP for the year of termination

On May 1, 2025, the Company entered into an employment agreement with Gary S. Loffredo (the “2025 Loffredo Employment Agreement”). The 2025 Loffredo Employment Agreement was effective as of May 1, 2025 and supersedes the 2023 Loffredo Employment Agreement. The 2025 Loffredo Employment Agreement has a term ending on April 30, 2027 with an automatic one-year renewal unless either party provides written notice to the other no later than ninety days prior to the expiration of the initial term.

Pursuant to the 2025 Loffredo Employment Agreement, Mr. Loffredo will continue to serve as the Chief Legal Officer, Secretary and Senior Advisor of the Company. The 2025 Loffredo Employment Agreement also provides that Mr. Loffredo will receive an annual base salary of $460,000 and will be eligible for (i) a target bonus opportunity under the MAIP (the “Target Bonus”) of $322,000 consistent with goals established from time to time by the Compensation Committee, and (ii) under the Plan, RSUs for 76,820 shares of Common Stock. Mr. Loffredo will also be entitled to participate in all benefit plans and programs that the Company provides to its senior executives.

The 2025 Loffredo Employment Agreement provides that, in the event of a termination without Cause (as defined in the 2025 Loffredo Employment Agreement) or a resignation for Good Reason (as defined in the 2025 Loffredo Employment Agreement), Mr. Loffredo shall be entitled to payment of 12 months’ Base Salary at the time of termination. In the event of, on or after May 1, 2025 and during the Term, and within two (2) years after a Change in Control (as defined in the Plan), a termination without Cause (other than due to death or disability), a resignation for Good Reason, or upon notice by the Company that it does not wish to renew the Term (as defined in the 2025 Loffredo Employment Agreement) (“CIC Termination”), then in lieu of receiving the amounts described above, Mr.

Loffredo would be entitled to receive a lump sum payment equal to two times the sum of (a) his then-current annual Base Salary and (b) his Target Bonus under the MAIP for the year of termination.

Equity Compensation Plans

The following table sets forth certain information, as of March 31, 2025, regarding the shares of Cineverse’s Class A common stock under Cineverse’s equity compensation plan.

Plan	Number of shares of Class A common stock issuable upon exercise of outstanding options, warrants or rights (1)	Weighted average of exercise price of outstanding options, warrants and rights	Number of shares of Class A common stock remaining available for future issuance
Cineverse Second Amended and Restated 2000 Equity	—	$—	—
Incentive Plan (“the 2000 Plan”)	250	$148.00	—
Cineverse 2017 Equity Incentive Plan (the “2017 Plan”)	766,244	$13.36	1,738,669

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

Our Common Stock is listed for trading on Nasdaq under the symbol “CNVS.”

The following table sets forth certain information concerning outstanding equity awards of the NEOs at the end of the Last Fiscal Year. All outstanding stock awards reported in this table represent restricted stock that vests in equal annual installments over three years. At the end of the Last Fiscal Year, there were no unearned equity awards under performance-based plans.

OUTSTANDING EQUITY AWARDS AT MARCH 31, 2025

EQUITY AWARDS (1)							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Christopher J. McGurk	35,000	(2)	—		29.40	6/7/2028	—		—
	125,000	(3)	—		10.80	11/19/2030	—		—
	83,333	(4)	41,667	(4)	9.60	10/17/2032	—		—
							300,000	(11)	948,000

Gary S. Loffredo	20,380	(5)	—		29.40	12/10/2028	—		—
	60,000	(6)	—		12.80	12/23/2030	—		—
	13,334	(7)	26,666	(7)	5.80	5/16/2033	—		—
							200,000	(11)	632,000

Erick Opeka	17,750	(8)	—		23.20	9/28/2028	—		—
	60,000	(9)	—		12.80	12/23/2030	—		—
	25,000	(10)	50,000	(10)	5.80	5/16/2033	—		—
							275,000	(11)	869,000

(1)
Reflects stock appreciation rights granted under the 2000 Plan and SARs granted under the 2017 Plan.
(2)
Consists of stock appreciation rights, of which 1/3 vested on March 31st of each 2019, 2020 and 2021.
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
(6)
Consists of stock appreciation rights, of which 25,000 vested on March 31 of each 2022 and 2023, and 10,000 vested on June 30, 2023.
(7)
Of such stock appreciation rights, 13,334 vested on May 16, 2024, 13,333 will vest on May 1, 2025 and 13,333 will vest on May 1, 2026.
(8)
Consists of stock appreciation rights, of which 1/3 vested on March 31 of each 2019, 2020, and 2021.
(9)
Of such stock appreciation rights, 25,000 vested on March 31, 2022, 25,000 vested on March 31, 2023 and 10,000 vested on December 31, 2023.
(10)
Of such stock appreciation rights, 25,000 vested on May 16, 2024, 25,000 will vest on May 1, 2025 and 25,000 will vest on May 1, 2026.
(11)
Consist of restricted stock awards and restricted stock units, of which 1/3 will vest on April 25th of each 2025, 2026 and 2027. Market value of stock awards is determined using the closing price of the Company's stock as of March 31, 2025.

Non-employee Directors

The following table sets forth certain information concerning compensation earned by the Company’s non-employee directors for services rendered as a director during the Last Fiscal Year.

Name	Cash Fees Earned ($)	Stock Awards ($) (1)	Total ($)
Peter C. Brown	$85,000	$90,000	$175,000
Patrick W. O’Brien	$105,000	$90,000	$195,000
Mary Ann Halford (2)	$85,000	$90,000	$175,000

(1) All non-employee directors each received 24,433 shares of restricted stock during the Last Fiscal Year, of which 1/2 remain unvested as of March 31, 2025.

(2) Mary Ann Halford joined the board on December 8, 2023. Of the initial shares of restricted stock received upon joining the Board, 107,162 shares remain unvested as of March 31, 2025.

Non-employee directors receive the following compensation for board service:

•
Annual cash retainer amount is $60,000.
•
Annual stock grant of restricted shares of Common Stock amount is valued at $90,000 based on the trailing 20-day volume weighted average price (“VWAP”) of the Common Stock as of the date of the most recent prior annual shareholder’s meeting.
•
In addition, non-employee directors receive annual committee fees of $15,000 for service as a committee chair and of $5,000 for service on a committee (other than as chair). In addition to the cash and stock retainers paid to all non-employee directors for Board service, the Lead Independent Director receives an annual cash fee of $20,000.
•
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 20, 2025, the Company’s directors, executive officers, and principal stockholders beneficially own, directly or indirectly, in the aggregate, approximately 25.5% of its outstanding Common Stock. These stockholders have significant influence over the Company’s business affairs, with the ability to control matters requiring approval by the Company’s stockholders.

The following table sets forth as of June 20, 2025, certain information with respect to the beneficial ownership of the Common Stock as to (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of the Class A common stock, (ii) each of the Company’s directors, (iii) each of the NEOs and (iv) all of the Company’s directors and executive officers as a group.

CLASS A COMMON STOCK

	Shares Beneficially Owned (b)
Name (a)	Number		Percent
Christopher J. McGurk	881,045	(c)	5.1%
Erick Opeka	321,896	(d)	1.9%
Gary S. Loffredo	277,383	(e)	1.6%
Mary Ann Halford	245,548		1.4%
Peter C. Brown	132,551	(f)	*
Patrick W. O’Brien	128,493		*
Peixin Xu	958,782	(g)	5.6%
Corsair Capital Management, L.P.	941,744	(h)	5.5%
All directors and executive officers as a group (10 persons)	2,621,514	(i)	14.8%

(a)
Unless otherwise indicated, the business address of each person named in the table is c/o Cineverse Corp., 224 W. 35th St. Suite 500, #947 New York, New York 10001.
(b)
Applicable percentage of ownership is based on 17,108,062 shares of Common Stock outstanding as of June 20, 2025 together with all applicable options, warrants and other securities convertible into shares of our Common Stock for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Shares of Common Stock subject to options, warrants or other convertible securities exercisable within 60 days after June 20, 2025 are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or other convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except as otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares of Common Stock shown. Certain information is based on the numbers of shares reported in the most recent Schedule 13D or Schedule 13G, as amended, as applicable, filed by stockholders with the SEC through June 20, 2025 and information provided by holders or otherwise known to the Company
(c)
Includes (i) 285,000 shares of Common Stock underlying currently exercisable stock appreciation rights and (ii) 103,526 shares owned by the Christopher and Jamie McGurk Living Trust, of which Mr. McGurk is a trustee.
(d)
Includes 127,750 shares of Common Stock underlying currently exercisable stock appreciation rights.
(e)
Includes 107,046 shares of Common Stock underlying currently exercisable stock appreciation rights.
(f)
Includes 4,603 shares owned by Grassmere Partners LLC, of which Mr. Brown is Chairman. Mr. Brown disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein.
(g)
Includes (i) 21,585 shares of Common Stock owned directly, (ii) 410,884 shares of Common Stock held by Mingtai Investment LP (“Mingtai”), (iii) 194,931 shares of Common Stock held by Antai Investment LP (“Antai”), and (v) 331,382 shares of Common Stock held by Shangtai Asset Management LP (“Shangtai”). BEMG is wholly-owned by Bison Capital Holding Company Limited. Mr. Xu’s spouse, Fengyun Jiang, is the sole owner of Bison Capital Holding Company Limited. Mingtai is indirectly managed by a subsidiary of Bison Finance Group Limited (“BFGL”), which is controlled by Mr. Xu. Shangtai is indirectly managed by a subsidiary of BFGL. Mr. Xu controls the manager of the general partner of Antai. The business address of Mr. Xu is 609-610 21st Century Tower, No. 40 Liangmaqiao Road, Chaoyang District, Beijing, China, 100016. Information presented is based on Amendment No. 4 to Schedule 13D filed by Mr. Xu on May 31, 2023.

(h)
Includes (i) 790,602 shares of Common Stock, including 69,193 shares underlying currently exercisable warrants, held by Corsair Capital Partners LP, (ii) 116,660 shares of Common Stock, including 10,045 shares underlying currently exercisable warrants, held by Corsair Capital Partners 100 LP, and (iii) 34,482 shares of Common Stock, including 4,095 shares underlying currently exercisable warrants, held by Corsair Capital Investors Ltd. Corsair Capital Management, L.P serves as the investment adviser to each of these entities and are deemed to have shared voting and dispositive power over the shares held by them. Mr. Jay R. Petschek and Mr. Steven Major are (My controlling persons of Corsair Capital Management, L.P, and are deemed to have shared voting and dispositive power over these shares. The principal business address for each of Corsair Capital, Corsair 100, Corsair Management, Mr. Petschek and Mr. Major is 18 East 48th Street, 20th Floor, New York, NY 10017. The principal business address for Corsair Investors is M&C Corporate Services Ltd, Box 309, George Town, Cayman Islands KY1-1104. Information presented is based on Amendment No. 1 to Schedule 13G filed on May 15, 2025.
(i)
Includes a total of 630,296 shares that are not currently outstanding, consisting of (i) 250 shares of Common Stock underlying currently exercisable options and (ii) 630,046 shares of Common Stock underlying currently exercisable stock appreciation rights.

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

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board, and the Board approved that the audited financial statements be included in the Form 10-K for the year ended March 31, 2025 for filing with the SEC.

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

The Company’s Audit Committee has adopted policies and procedures for pre-approving all services, including non-audit work, performed by EisnerAmper LLP for the fiscal years ended March 31, 2025 and 2024. In determining whether to approve a particular audit or permitted non-audit service, the Audit Committee will consider, among other things, whether the service is consistent with maintaining the independence of the independent registered public accounting firm. The Audit Committee will also consider whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service to our Company and whether the service might be expected to enhance our ability to manage or control risk or improve audit quality. Specifically, the Audit Committee has pre-approved the use of EisnerAmper LLP for detailed, specific types of services within the following categories of non-audit services: acquisition due diligence and audit services; tax services; and reviews and procedures that the Company requests EisnerAmper LLP to undertake on matters not required by laws or regulations. In each case, the Audit Committee has required management to obtain specific pre-approval from the Audit Committee for any engagements.

The aggregate fees billed for professional services by EisnerAmper LLP for these various services were:

Type of Fees	For the fiscal year ended March 31,
	2025		2024
(1) Audit Fees	$576,000		$558,075
(2) Audit-Related Fees	—		—
(3) Tax Fees	—		—
(4) All Other Fees	—		—
	$576,000	$—	$558,075

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees the Company paid EisnerAmper LLP for professional services for the audit of the Company’s consolidated financial statements for the fiscal years ended March 31, 2025 and 2024 included in Form 10-K and review of consolidated financial statements incorporated by reference into Form S-1 and Form S-3 and included in Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories. All of the services set forth in sections (1) through (4) above were approved by the Audit Committee in accordance with the Audit Committee Charter.

For the fiscal years ended March 31, 2025 and 2024, the Company retained a firm other than EisnerAmper LLP for tax compliance, tax advice and tax planning.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See Index to Financial Statements in Item 8 herein.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The exhibits are listed in the Exhibit Index beginning on the following page herein.

EXHIBIT INDEX

Exhibit		Description of Document
3.1	-	Fifth Amended and Restated Certificate of Incorporation of the Company, as amended. (37)
3.2	-	Second Amended and Restated Bylaws of the Company. (16)
4.1	-	Specimen certificate representing Class A common stock. (1)
4.2	-	Specimen certificate representing Series A Preferred Stock. (7)
4.3	-

Security Agreement, dated as of October 18, 2011, among CDF2 Holdings, LLC and each Grantor from time to time party thereto and Société Générale, New York Branch, as Collateral Agent for CHG-Meridian U.S. Finance, Ltd. And any other CHG Lease Participants. (13)

4.4	-	Trademark Security Agreement dated as of September 15, 2022 by and between East West Bank and each of Cinedigm Corp. and the Guarantors thereto. (32)
4.4.1	-	Trademark Security Agreement dated as of April 8, 2025 by and among East West Bank, Cineverse Corp. and the Guarantors party thereto. (43)
4.5	-	Copyright Security Agreement dated as of September 15, 2022 by and between East West Bank and each of Cinedigm Corp. and the Guarantors thereto. (32)
4.5.1	-	Amendment No. 1 to Copyright Security Agreement, dated as of August 8, 2023, by and among East West Bank and each of Cineverse Corp. and the Guarantors party thereto. (41)
4.5.2	-	Copyright Security Agreement dated as of April 8, 2025 by and among East West Bank, Cineverse Corp. and the Guarantors party thereto. (43)
4.6	-	Guaranty Agreement dated as of April 5, 2024 by Cineverse Corp. to BondIt, LLC. (46)
4.7	-	Form of Common Warrant (36)
4.8*	-	Description of Securities
10.1†	-	Second Amended and Restated 2000 Equity Incentive Plan of the Company. (3)
10.1.1†	-	Amendment dated May 9, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (5)
10.1.2†	-	Form of Notice of Restricted Stock Award. (3)
10.1.3†	-	Form of Non-Statutory Stock Option Agreement. (4)
10.1.4†	-	Form of Restricted Stock Unit Agreement (employees). (5)
10.1.5†	-	Form of Stock Option Agreement. (2)
10.1.6†	-	Form of Restricted Stock Unit Agreement (directors). (5)
10.1.7†	-	Amendment No. 2 dated September 4, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (6)
10.1.8†	-	Amendment No. 3 dated September 30, 2009 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (8)
10.1.9†	-	Amendment No. 4 dated September 14, 2010 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (11)
10.1.10†	-	Amendment No. 5 dated April 20, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (12)
10.1.11†	-	Amendment No. 6 dated September 12, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (14)
10.1.12†	-	Amendment No. 7 dated September 16, 2014 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (15)
10.1.13†	-	Amendment No. 8 dated September 8, 2016 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (17)
10.1.14†	-	Amendment No. 9 dated September 27, 2016 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (18)
10.2†	-	Cinedigm Corp. Management Incentive Award Plan. (9)
10.3†	-	Form of Indemnification Agreement for non-employee directors. (10)
10.4†	-	2017 Equity Incentive Plan of the Company. (19)
10.4.1†	-	Form of Notice of Incentive Stock Option Grant. (20)
10.4.2†	-	Form of Notice of Option Grant. (20)
10.4.3†	-	Form of Notice of Restricted Stock Award. (20)
10.4.4†	-	Form of Notice of Restricted Stock Unit Award. (20)
10.4.5†	-	Form of Notice of Performance-Based Restricted Stock Award. (22)

10.4.6†	-	Form of Notice of Stock Appreciation Right Grant (revised). (23)
10.4.7†	-	Amendment No. 1 to the 2017 Equity Incentive Plan. (24)
10.4.8†	-	Amendment No. 2 to the 2017 Equity Incentive Plan. (25)
10.4.9†	-	Amendment No. 3 to the 2017 Equity Incentive Plan. (26)
10.4.10†	-	Amendment No. 4 to the 2017 Equity Incentive Plan. (27)
10.4.11†	-	Amendment No. 5 to the 2017 Equity Incentive Plan. (28)
10.4.12†	-	Form of Notice of Restricted Stock Award (Directors). (29)
10.4.13†	-	Form of Notice of Performance-Based Restricted Stock Unit Award. (33)
10.4.14†	-	Amendment No. 6 to the 2017 Equity Incentive Plan. (34)
10.4.15†	-	Amendment No. 7 to the 2017 Equity Incentive Plan. (42)
10.5	-	Equipment Purchase Agreement effective as of March 17, 2021 between Cinedigm Digital Funding I, LLC and American Multi-Cinema, Inc. (30)
10.6	-	Equipment Purchase Agreement effective as of March 17, 2021 between Access Digital Cinema Phase 2, Corp., Access Digital Cinema Phase 2 B/AIX Corp. and American Multi-Cinema, Inc. (30)
10.7†	-	Employment Agreement between Cinedigm Corp. and Christopher J. McGurk dated as of October 17, 2022.** (33)
10.7.1†	-	Employment Agreement between Cineverse Corp. and Christopher J. McGurk dated as of May 1, 2025. (44)
10.8	-

Multiparty Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, as Borrower, Access Digital Cinema Phase 2, Corp., CDF2 Holdings, LLC, Cinedigm Digital Cinema Corp., CHG-MERIDIAN U.S. Finance, Ltd., Société Générale, New York Branch, as Senior Administrative Agent and Ballantyne Strong, Inc., as Approved Vendor. (13)

10.9	-	Master Equipment Lease No. 8463, effective as of October 18, 2011, by and between CHG- MERIDIAN U.S. Finance, Ltd. And CDF2 Holdings, LLC. (13)
10.10	-	Master Equipment Lease No. 8465, effective as of October 18, 2011, by and between CHG-MERIDIAN U.S. Finance, Ltd. And CDF2 Holdings, LLC. (13)
10.11	-	Sale and Leaseback Agreement, dated as of October 18, 2011, by and between CDF2 Holdings, LLC and CHG-MERIDIAN U.S. Finance, Ltd. (13)
10.12	-	Registration Rights Agreement, dated as of November 1, 2017, between the Company and the purchasers listed on Schedule I therein. (21)
10.13	-	Amended and Restated Loan, Guaranty and Security Agreement dated as of September 15, 2022 by and among Cinedigm Corp., East West Bank and the Guarantors named therein. (32)
10.13.1	-	Amendment No. 1 to Amended and Restated Loan, Guaranty and Security Agreement, dated as of August 8, 2023, by and between Cineverse Corp., East West Bank and the Guarantors named therein.** (41)
10.13.2	-	Amendment No. 2 to Amended and Restated Loan, Guaranty and Security Agreement dated as of February 9, 2024 by and among Cineverse Corp., East West Bank and the Guarantors named therein. ** (38)
10.13.3	-	Amendment No. 3 to Amended and Restated Loan, Guaranty and Security Agreement dated as of September 15, 2022 with East West Bank and the Guarantors named therein. (46)
10.13.4	-	Amendment No. 4 to Amended and Restated Loan, Guaranty and Security Agreement, dated as of August 9, 2024 with East West Bank and the Guarantors named therein.** (47)
10.13.5	-	Second Amended and Restated Loan, Guaranty and Security Agreement dated as of April 8, 2025 by and among East West Bank, Cineverse Corp. and the Guarantors party thereto. (43)
10.14†		Employment Agreement between Cinedigm Corp. and Gary S. Loffredo dated as of May 16, 2023. (35)
10.14.1	-	Employment Agreement between Cineverse Corp. and Gary Loffredo dated as of May 1, 2025. (44)
10.15†	-	Employment Agreement between Cinedigm Corp. and Erick Opeka dated as of May 16, 2023.**(35)
10.15.1 †	-	Employment Agreement between Cineverse Corp. and Erick Opeka dated as of May 1, 2025. (44)
10.16	-

Amended and Restated Equity Purchase Agreement dated March 25, 2022 among the Company, and David Chu, Augustine Hong, Helen Hong, Michael Hong, Justin Lee, Steven Park, and Kingsoon Ong (collectively, the “Sellers”) and David Chu as representative of the Sellers. (31)

10.17†	-	Employment Agreement between Cinedigm Corp. and Antonio Huidor dated as of May 16, 2023. (35)
10.17.1†	-	Employment Agreement between Cineverse Corp. and Antonio Huidor dated as of May 1, 2025. (45)
10.18	-	Securities Purchase Agreement dated June 14, 2023. (36)
10.19†	-	Employment Agreement dated September 14, 2023 between Cineverse Corp. and Mark Lindsey (Certain Portions Omitted). (40)
10.20	-	Sales Agreement, dated May 3, 2024 between Cineverse Corp., A.G.P./Alliance Global Partners and The Benchmark Company, LLC. (39)
10.21	-	Loan and Security Agreement dated as of April 5, 2024 by and among Cineverse Terrifier LLC, BondIt LLC, and the Guarantors named therein.** (46)
19.1*	-	Insider Trading Policy.
21.1*	-	List of Subsidiaries.
23.1*	-	Consent of EisnerAmper LLP.
24.1*	-	Powers of Attorney. (Contained on signature page)
31.1*	-	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	-	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	-	Clawback Policy dated November 25, 2023. (48)
101.INS		Inline XBRL Instance Document.
101.SCH		Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
(32)
Previously filed with the Securities and Exchange Commission on February 14, 2023 as an exhibit to the Company’s Form 10-Q (File No. 001-31810).
(33)
Previously filed with the Securities and Exchange Commission on October 19, 2022 as an exhibit to the Company’s Form 8-K (File No. 001-31810).
(34)
Previously filed with the Securities and Exchange Commission on December 14, 2023 as an exhibit to the Company’s Form 8-K (File No. 001-31810).
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
(39)
Previously filed with the Securities and Exchange Commission on May 3, 2024 as an exhibit to the Company’s Form 8-K (File No. 001-31810).

(40)
Previously filed with the Securities and Exchange Commission on September 18, 2024 as an exhibit to the Company’s Form 8-K (File No. 001-31810).
(41)
Previously filed with the Securities and Exchange Commission on August 14, 2023 as an exhibit to the Company’s Form 8-K (File No. 001-31810).
(42)
Previously filed with the Securities and Exchange Commission on January 6, 2025 as an exhibit to the Company’s Form 8-K (File No. 001-31810).
(43)
Previously filed with the Securities and Exchange Commission on April 14, 2025 as an exhibit to the Company’s Form 8-K (File No. 001-31810).
(44)
Previously filed with the Securities and Exchange Commission on May 7, 2025 as an exhibit to the Company’s Form 8-K (File No. 001-31810).
(45)
Previously filed with the Securities and Exchange Commission on May 20, 2025 as an exhibit to the Company’s Form 8-K (File No. 001-31810).
(46)
Previously filed with the Securities and Exchange Commission on August 14, 2024 as an exhibit to the Company’s Form 10-Q (File No. 001-31810).
(47)
Previously filed with the Securities and Exchange Commission on November 14, 2024 as an exhibit to the Company’s Form 10-Q (File No. 001-31810).
(48)
Previously filed with the Securities and Exchange Commission on July 1, 2024 as an exhibit to the Company’s Form 10-K (File No. 001-31810).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cineverse Corp.

Date:	June 30, 2025	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	June 30, 2025	By:	/s/ Mark Lindsey
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

SIGNATURE(S)	TITLE(S)	DATE

/s/ Christopher J. McGurk	Chief Executive Officer and Chairman of the Board of Directors	June 30, 2025
Christopher J. McGurk	(Principal Executive Officer)

/s/ Mark Lindsey	Chief Financial Officer	June 30, 2025
Mark Lindsey	(Principal Financial and Accounting Officer)

/s/ Mary Ann Halford	Director	June 30, 2025
Mary Ann Halford

/s/ Peter C. Brown	Director	June 30, 2025
Peter C. Brown

/s/ Patrick O´Brien	Director	June 30, 2025
Patrick O´Brien