Form 10-Q
period 2025-06-30
Cineverse Corp.
filed 2025-08-14
CIK 1173204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: June 30, 2025

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

As of August 8, 2025, 19,075,264 shares of Class A Common Stock, $0.001 par value, were outstanding.

Cineverse Corp.

1 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Cineverse Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	June 30, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,985	$13,941
Accounts receivable, net of allowance for credit losses of $406 and $307, respectively	16,073	15,752
Content advances, net of allowance $4,690 and $4,818 respectively	5,168	6,736
Other current assets	1,637	1,652
Total current assets	24,863	38,081
Property and equipment, net	2,968	2,876
Intangible assets, net	18,449	18,168
Goodwill	6,799	6,799
Content advances, net of current portion	5,853	4,053
Other long-term assets	2,602	2,539
Total Assets	$61,534	$72,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$20,757	$31,109
Line of credit	3,628	—
Current portion of deferred consideration on purchase of business	464	2,956
Current portion of operating lease liabilities	191	187
Deferred revenue	99	183
Total current liabilities	25,139	34,435
Operating lease liabilities, net of current portion	226	275
Other long-term liabilities	15	14
Total Liabilities	$25,380	$34,724
Commitments and contingencies (see Note 8)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding as of June 30 and March 31, 2025	3,559	3,559
Common Stock, $0.001 par value; Class A Stock: 275,000,000 shares authorized as of June 30 and March 31, 2025; 17,940,445 and 16,487,947 shares issued, with 17,110,131 and 15,984,129 shares outstanding as of June 30 and March 31, 2025, respectively	195	194
Additional paid-in capital	551,320	548,405
Treasury stock, at cost; 830,315 and 503,821 shares as of June 30 and March 31, 2025, respectively	(13,158)	(12,193)
Accumulated deficit	(504,557)	(500,908)
Accumulated other comprehensive loss	(289)	(305)
Total stockholders’ equity of Cineverse Corp.	37,070	38,752
Deficit attributable to noncontrolling interest	(916)	(960)
Total equity	36,154	37,792
Total Liabilities and Equity	$61,534	$72,516

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2025	2024
Revenues	$11,119	$9,127
Costs and expenses
Direct operating	4,807	4,479
Selling, general and administrative	8,952	6,563
Depreciation and amortization	1,062	863
Total operating expenses	14,821	11,905
Operating loss	(3,702)	(2,778)
Interest income (expense)	278	(431)
Other (expense) income, net	(78)	166
Net loss before income taxes	(3,502)	(3,043)
Income tax expense	(14)	(7)
Net loss	(3,516)	(3,050)
Net income attributable to noncontrolling interest	(44)	(23)
Net loss attributable to controlling interests	(3,560)	(3,073)
Preferred stock dividends	(89)	(89)
Net loss attributable to common stock holders	$(3,649)	$(3,162)
Net loss per share attributable to common stock holders:
Basic	$(0.21)	$(0.20)
Diluted	$(0.21)	$(0.20)
Weighted average shares of Common Stock outstanding:
Basic and diluted	16,992	15,702

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2025	2024
Net loss	$(3,516)	$(3,050)
Other comprehensive loss:
Foreign exchange translation	16	55
Net income attributable to noncontrolling interest	(44)	(23)
Comprehensive loss	$(3,544)	$(3,018)

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,516)	$(3,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,062	863
Change in provision for credit losses	99	(155)
Amortization of debt issuance costs	75	97
Stock-based compensation	418	470
Interest (discount) expense for term loan	(375)	144
Barter transactions	(268)	85
Capitalized content	(985)	(674)
Internally developed software capitalization	(181)	(574)
Interest expense for deferred consideration and earnouts	3	62
Other	(126)	35
Changes in operating assets and liabilities:
Accounts receivable	(412)	1,403
Content advances	(89)	(1,985)
Other current and long-term assets	(123)	14
Employee retention tax credit	—	1,592
Accounts payable, accrued expenses, and other liabilities	(10,022)	(568)
Deferred revenue	(84)	(104)
Net cash used in operating activities	$(14,524)	$(2,344)
Cash flows from investing activities:
Expenditures for long-lived assets	(16)	(50)
Sale of equity investment securities	—	201
Net cash used in investing activities	$(16)	$151
Cash flows from financing activities:
Proceeds from line of credit	9,325	16,278
Payments on line of credit	(5,697)	(17,947)
Payment of deferred consideration	(95)	(95)
Withholding taxes paid on restricted stock unit grants	(965)	—
At-the-market issuance fees	—	(41)
Cost to acquire treasury shares	—	(188)
Proceeds from the issuance of a term loan	—	2,918
Net cash provided by financing activities	$2,568	$925
Net change in cash and cash equivalents	(11,972)	(1,267)
Effect of exchange rate changes on cash and cash equivalents	16	55
Cash and cash equivalents at beginning of period	13,941	5,167
Cash and cash equivalents at end of period	$1,985	$3,955

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2025	2024
Cash interest paid	$35	$235
Lease liability related payments	$49	$115
Income taxes paid	$26	$46
Noncash investing and financing activities:
Issuance of Common Stock for settlement of deferred consideration	$2,400	$—
Bonus liability settled in stock	$—	$40
Accrued dividends on preferred stock	$89	$89
Issuance of Common Stock for payment of accrued preferred stock dividends	$89	$89

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Total
Balances as of March 31, 2025	1	$3,559	15,984	$194	504	$(12,193)	$548,405	$(500,908)	$(305)	$38,752	$(960)	$37,792
Foreign exchange translation	—	—	—	—	—	—	—	—	16	16	—	16
Stock-based compensation	—	—	—	—	—	—	418	—	—	418	—	418
Issuance of Common Stock for deferred consideration	—	—	677	1	—	—	2,399	—	—	2,400	—	2,400
Issuance of Common Stock in connection with employee equity awards	—	—	748	—	—	—	9	—	—	9	—	9
Treasury shares withheld for employee taxes	—	—	(326)	—	326	(965)	—	—	—	(965)	—	(965)
Preferred stock dividends paid in Common Stock	—	—	27	—	—	—	89	—	—	89	—	89
Preferred stock dividends accrued	—	—	—	—	—	—	—	(89)	—	(89)	—	(89)
Net loss	—	—	—	—	—	—	—	(3,560)	—	(3,560)	44	(3,516)
Balances as of June 30, 2025	1	$3,559	17,110	$195	830	$(13,158)	$551,320	$(504,557)	$(289)	$37,070	$(916)	$36,154

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Total
Balances as of March 31, 2024	1	$3,559	15,699	$194	289	$(11,978)	$545,996	$(504,153)	$(345)	$33,273	$(1,122)	$32,151
Foreign exchange translation	—	—	—	—	—	—	—	—	55	55	—	55
Stock-based compensation	—	—	—	—	—	—	470	—	—	470	—	470
Treasury stock acquired	—	—	(184)	—	184	(188)	—	—	—	(188)	—	(188)
Fees incurred in connection with ATM offering	—	—	—	—	—	—	(42)	—	—	(42)	—	(42)
Issuance of Common Stock for acquiree consideration	—	—	29	—	—	—	41	—	—	41	—	41
Preferred stock dividends paid in Common Stock	—	—	64	—	—	—	89	—	—	89	—	89
Preferred stock dividends accrued	—	—	—	—	—	—	—	(89)	—	(89)	—	(89)
Net loss	—	—	—	—	—	—	—	(3,073)	—	(3,073)	23	(3,050)
Balances as of June 30, 2024	1	$3,559	15,608	$194	473	$(12,166)	$546,554	$(507,315)	$(290)	$30,536	$(1,099)	$29,437

See accompanying Notes to Condensed Consolidated Financial Statements.

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

The Company’s streaming technology platform, known as Matchpoint™ , is a software-based streaming operating platform which provides clients with AVOD, SVOD, transactional video on demand ("TVOD") and linear capabilities, automates the distribution of content, and features a robust data analytics platform.

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

Our Class A common stock, par value $0.001 per share (the "Common Stock"), is listed on The Nasdaq Stock Market (“Nasdaq”) under the symbol “CNVS.”

Financial Condition and Liquidity

We have a history of net losses, and for the three months ended June 30, 2025, we had a net loss attributable to Common Stock holders in the amount of $3.6 million. We may continue to generate net losses for the foreseeable future. As of June 30, 2025, the Company has an accumulated deficit of $504.6 million and negative working capital of $(0.3) million. Net cash used in operating activities for the three months ended June 30, 2025 was $14.5 million which included $1.2 million of incremental investment in our content portfolio via advances or minimum guarantee payouts. Subsequent to June 30, 2025, 1.9 million warrants were exercised for net proceeds of $5.8 million.

The Company is party to a Loan, Guaranty, and Security Agreement, as amended on April 8, 2025, with East West Bank (the "Line of Credit Facility") providing for borrowings of up to $12.5 million and expandable to $15.0 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and our subsidiaries’ assets. The Line of Credit Facility bears interest at a rate equal to 1.25% above the prime rate, equal to 8.75% as of June 30, 2025. The Line of Credit Facility matures on April 8, 2028.

As of June 30, 2025, $3.6 million was outstanding on the Line of Credit Facility. Under the Line of Credit Facility, the Company is subject to certain financial and non-financial covenants including terms which require the Company to maintain certain metrics and ratios, to maintain certain minimum cash on hand, and to report financial information to our lender on a periodic basis. Please see Note 7 - Debt, for further information regarding the Company's Line of Credit Facility.

On May 3, 2024, the Company entered into a sales agreement (the “2024 Sales Agreement”) with A.G.P./Alliance Global Partners and The Benchmark Company, LLC (collectively, the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of Common Stock. Shares of Common Stock may be offered and sold for an aggregate offering price of up to $15 million. The Sales Agents’ obligations to sell shares under the 2024 Sales Agreement are subject to satisfaction of certain conditions, including the continuing effectiveness of the Registration Statement on Form S-3 (Registration No. 333-273098) (the “Registration Statement”) filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2023 and declared effective by the SEC on January 25, 2024, and other customary closing conditions. The Company will pay the Sales Agents a commission of 3.0% of the aggregate gross proceeds from each sale of shares and has agreed to provide the Sales Agents with customary indemnification and contribution rights. The Company has also agreed to reimburse the Sales Agents for certain specified expenses. The Company is not obligated to sell any shares under the 2024 Sales Agreement and did not sell any shares during the three months ended June 30, 2025.

The Company will continue to invest in content development and acquisitions, from which it believes it will obtain an appropriate return on its investment. As of June 30 and March 31, 2025, short-term content advances were $5.2 million and $6.7 million, respectively, and content advances, net of current portion, were $5.9 million and $4.1 million, respectively.

Our capital requirements will depend on many factors, and we may need to use existing capital resources and/or undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs. We believe our cash and cash equivalents and availability under our Line of Credit Facility as of June 30, 2025 will be sufficient to support our operations for at least twelve months from the filing of this report.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements of Cineverse Corp. have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on July 1, 2024. These Condensed Consolidated Financial Statements are unaudited and have been prepared by the Company following the rules and regulations of the SEC.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations; however, the Company believes the disclosures are adequate to make the information presented not misleading. Certain columns and rows may not foot due to the use of rounded numbers.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025. Interim results are not necessarily indicative of the results for a full year.

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

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

judgments and estimates. Actual results may differ from these estimates.

Accounting Policies

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025.

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

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization lives of intangible assets are as follows:

Content Library		3 – 20 years
Tradenames, Trademarks and Patents		2 – 15 years
Customer Relationships	`	5 – 13 years
Advertiser Relationships and Channel		2 – 13 years
Software		10 years
Capitalized Content		3 years
Supplier Agreements		2 years

The Company’s intangible assets included the following (in thousands):

	As of June 30, 2025
	Cost Basis	Accumulated Amortization	Net
Content Library	$24,618	$(21,762)	$2,856
Advertiser Relationships and Channel	12,832	(4,639)	8,193
Customer Relationships	8,690	(8,213)	477
Software	3,200	(1,280)	1,920
Tradenames, Trademarks and Patents	3,969	(3,236)	733
Capitalized Content	5,764	(1,494)	4,270
Total Intangible Assets	$59,073	$(40,624)	$18,449

During the three months ended June 30, 2025 and 2024, the Company had amortization expense of $1.0 million and $0.7 million, respectively, related to intangible assets.

	As of March 31, 2025
	Cost Basis	Accumulated Amortization	Net
Content Library	$24,251	$(21,724)	$2,527
Advertiser Relationships and Channel	12,832	(4,211)	8,621
Customer Relationships	8,690	(8,145)	545
Software	3,200	(1,200)	2,000
Tradenames, Trademarks and Patents	3,961	(3,203)	758
Capitalized Content	4,816	(1,099)	3,717
Total Intangible Assets	$57,750	$(39,582)	$18,168

As of June 30, 2025, amortization expense is expected to be (in thousands):

Total
In-process intangible assets	$545
Remainder of fiscal year 2026	3,362
2027	3,704
2028	2,527
2029	1,484
2030	1,375
Thereafter	5,452
Total	$18,449

Capitalized Content

The Company capitalizes direct costs incurred in the production of content from which it expects to generate a return over the anticipated useful life and the Company’s predominant monetization strategy informs the method of

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Impairment of Long-lived and Finite-lived Intangible Assets

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. There were no impairment charges recorded for long-lived and finite-lived intangible assets during the three months ended June 30, 2025 and 2024.

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

The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or to perform the quantitative impairment test. The Company annually assesses goodwill for potential impairment during its fourth fiscal quarter, or sooner if events occur or circumstances would indicate it would be more likely than not that fair value would be reduced below its carrying amount. No goodwill impairment charge was recorded in the three months ended June 30, 2025 and 2024.

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
•
Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)
•
Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

There were no assets and liabilities carried at fair value as of June 30, 2025.

Content Advances

Content advances represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record a provision for amounts that we

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

expect may not be recoverable. Amounts which are expected to be recovered in more than 12 months are classified as long term and presented within content advances, net of current portion, which were $5.9 million and $4.1 million as of June 30, 2025, and 2024 respectively. For the three months ended June 30, 2025 and 2024, the Company recognized a reduction in our reserve for the recovery of advances in the amount of $128 thousand and $57 thousand, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of
	June 30, 2025	March 31, 2025
Accounts payable	$5,468	$7,298
Amounts due to producers	9,292	16,488
Accrued compensation and benefits	1,655	1,398
Accrued other expenses	4,342	5,925
Total Accounts Payable and Accrued Expenses	$20,757	$31,109

Deferred Consideration

The Company has recognized a liability related to a deferred consideration arrangement related to the acquisitions of FoundationTV ("FTV") and Digital Media Rights ("DMR"). These payments are fixed in nature and are due to the seller of the respective company. The Company initially recognized the liability at fair value at the time of acquisition and has since recognized interest expense related to accretion in advance of the ultimate settlement.

The deferred consideration related to the acquisition of DMR was payable in either shares of Common Stock or cash, at the Company's discretion and subject to certain conditions. The final deferred consideration payment of $2.4 million was made on April 1, 2025 through the issuance of 677 thousand shares of Common Stock.

The deferred consideration related to the FTV acquisition was $464 thousand as of June 30, 2025 which was paid in cash in July 2025.

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

The following tables present the Company’s disaggregated revenue by source (in thousands):

	For the Three Months Ended June 30,
	2025	2024
Streaming and digital	$9,104	$7,703
Podcast and other	989	1,043
Base distribution	1,024	351
Other non-recurring	2	30
Total Revenue	$11,119	$9,127

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

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

A summary of the movements of our allowances for credit losses for the three months ended June 30, 2025 (in thousands):

Allowance for credit losses as of March 31, 2025	$307
Increase in estimated provision	99
Allowance for credit losses as of June 30, 2025	$406

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

The ending deferred revenue balance, including current and non-current balances as of June 30 and March 31, 2025, was $0.1 million and $0.2 million, respectively. In each period, the additions to our deferred revenue balance are due to cash payments received or due in advance of satisfying performance obligations, while the reductions are due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Participations and royalties payable

When we use third-parties to distribute Company-owned content, we record participations payable, which represent amounts owed to the distributor under revenue-sharing arrangements. When we provide content distribution services, we record accounts payable and accrued expenses to studios or content producers for royalties owed under licensing arrangements. We identify and record as a reduction to the liability any expenses that are to be reimbursed to us by such studios or content producers.

Concentrations

For the three months ended June 30, 2025 and 2024, one customer represented 27% and 39% of consolidated revenue, respectively. As of June 30, 2025, two customers represented 21% and 12% of consolidated accounts receivable, respectively.

Direct Operating Expenses

Direct operating expenses consist of cost of revenue, fulfillment expenses, shipping costs, property taxes and insurance on systems, royalty expenses, reserves against advances and marketing and direct personnel costs.

Stock-based Compensation

The Company issues stock-based awards to employees and non-employees, generally in the form of restricted stock, restricted stock units and awards, stock appreciation rights ("SARs") and performance stock units ("PSUs"). The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments, including grants of stock options and restricted stock units and modifications to existing stock options, to be recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss based on their fair values. The Company measures the compensation expense of employee and non-employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized on a straight-line basis over the period during which the employee or non-employee is required to provide service in exchange for the award. The fair values of options and SARs are calculated as of the date of grant using the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility, risk-free rate and expected term. The Company’s estimates of these assumptions are primarily based on the trading price of the Company’s stock, historical data, peer company data and judgment regarding future trends and factors. Forfeitures are recognized as they occur.

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

The Company accounts for uncertain tax positions in accordance with an amendment to FASB ASC Topic 740-10, Income Taxes (Accounting for Uncertainty in Income Taxes), which clarified the accounting for uncertainty in tax positions. This amendment provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

settlement with the taxing authority is recorded. The Company had no uncertain tax positions as of June 30, 2025 and March 31, 2025.

Recently Issued Accounting Pronouncements

The Company evaluates all Accounting Standard Updates ("ASUs") issued but not yet effective by Financial Accounting Standards Board (“FASB”) for consideration of their applicability. ASU's not included in the Company's disclosures were assessed and determined to be not applicable and material to the Company's consolidated financial statements or disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes - Improvements to Income Tax Disclosures. (Topic 740)" On an annual basis, this update requires the disclosure of specific tax categories in the rate reconciliation and provides additional information for reconciling items that meet a quantitative threshold. The Company is adopting this update for its December 31, 2025 year end disclosure.

In November 2024, the FASB issued ASU 2024-03, "Income Statement-Reporting Comprehensive Income- Expense Disaggregation Disclosures (Topic 220)", requiring all public business entities to provide additional disclosure of the nature of expenses include in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, on a prospective basis, with early adoption permitted. We are currently evaluating the impact on our financial statement disclosures.

3. SEGMENT INFORMATION

The Company operates as a single reportable segment. The Company’s CODM, its Chief Executive Officer, reviews financial information on a consolidated basis to make operating decisions, assess financial performance, and allocate resources.

In evaluating performance, the CODM primarily assesses operating income (loss) and net income (loss), as reported within the Condensed Consolidated Statements of Operations and regularly reviews certain significant expense categories, including royalty expense; license, participation and technology costs; other direct operation costs; payroll and related expenses; professional services; advertising and marketing; amortization; and other general and administrative. These expense categories are considered key factors in managing the business and guiding resource allocation decisions. This approach ensures that the Company’s financial reporting reflects the way management monitors expenses and overall financial performance.

The following table presents financial information with respect to the Company’s single operating segment:

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For Three Months Ended, June 30
	2025	2024
Revenues	$11,119	$9,127
Less:
Royalty expense	2,187	2,067
License, participation and technology costs	1,806	1,171
Other direct operating costs	814	1,225
Compensation and related	5,060	3,985
Professional services	964	971
Advertising and marketing	463	38
Other general and administrative	2,465	1,585
Depreciation and amortization	1,062	863
Total operating expenses	14,821	11,905
Operating loss	(3,702)	(2,778)
Interest income (expense)	278	(431)
Other (expense) income, net	(78)	166
Net loss before income taxes	(3,502)	(3,043)
Income tax expense	(14)	(7)
Net loss	$(3,516)	$(3,050)

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

CDF2 Holdings is a Variable Interest Entity (“VIE”), as defined in FASB ASC Topic 810, Consolidation (“ASC 810”). ASC 810 requires the consolidation of VIEs by an entity that has a controlling financial interest in the VIE which entity is thereby defined as the primary beneficiary of the VIE.

As of June 30 and March 31, 2025, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable was $0 as of June 30 and March 31, 2025 included in accounts receivable, net on the accompanying Condensed Consolidated Balance Sheets.

The accompanying Condensed Consolidated Statements of Operations includes digital cinema servicing revenue from CDF2 Holdings in the amount of $0 for the three months ended June 30, 2025 and 2024.

Total Stockholders’ Deficit of CDF2 Holdings as of June 30 and March 31, 2025 was $59.2 million. We have no obligation to fund the operating loss or the stockholders’ deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of June 30 and March 31, 2025 is carried at $0.

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

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Roundtable

On March 15, 2022, the Company entered into a stock purchase agreement with Roundtable Entertainment Holdings, Inc. (“Roundtable”) pursuant to which the Company purchased 0.5 thousand shares of Roundtable Series A Preferred Stock and warrants to purchase 0.1 thousand shares of Roundtable common stock (together, the “Roundtable Securities”). The Company paid the purchase price for the Roundtable Securities by issuing 16 thousand shares of Common Stock to Roundtable. The Company recorded $206 thousand for the purchase of the Roundtable Securities which is included in other long-term assets on the accompanying Consolidated Balance Sheets. The investment in the Roundtable Securities was made in connection with a proposed collaboration with Roundtable regarding production and distribution of streaming content including the launch of high profile branded enthusiast streaming channels. The Roundtable investment was accounted for using the cost method of accounting as we own less than 20% of Roundtable and do not exert a significant influence over their operations. Our President and Chief Strategy Officer is on the Roundtable Board of Directors.

5. STOCKHOLDERS’ EQUITY

Common Stock

As of June 30 and March 31, 2025, the number of shares of Common Stock authorized for issuance was 275 million shares.

During the three months ended June 30, 2025, the Company issued 1.1 million shares of Common Stock. This was comprised of 27 thousand shares for preferred stock dividends, 677 thousand shares issued for acquisition deferred consideration and 422 thousand shares, net of treasury shares, issued in connection with the issuance of employee equity awards.

During the three months ended June 30, 2024, the Company issued 93 thousand shares of Common Stock. This was comprised of 64 thousand shares for preferred stock dividends and 29 thousand shares for payment of compensation to former owners of an acquired entity.

Common Stock Warrants

As of June 30 and March 31, 2025, the number of warrants exercisable for shares of Common Stock was 2.7 million. Subsequent to June 30, 2025, 1.9 million warrants were exercised for net proceeds of $5.8 million.

Preferred Stock

Cumulative dividends in arrears on Series A Preferred Stock were $89 thousand and $89 thousand as of June 30, 2025 and 2024, respectively. During the three months ended June 30, 2025 and 2024, the Company paid preferred stock dividends in arrears of $89 thousand and $89 thousand in the form of shares of Common Stock, respectively. The Company has the right to pay preferred stock dividends in cash or stock, at the Company's discretion.

Treasury Stock

We have treasury stock of 830 thousand and 504 thousand shares of Common Stock as of June 30 and March 31, 2025, respectively. During the three months ended June 30, 2025, the Company retained 326 thousand shares of common stock as treasury stock related to the payment of employee taxes for restricted stock awards issued to employees.

Equity Incentive Plans

Stock Based Compensation Awards

The Company has issued awards under two plans, the 2000 Equity Incentive Plan (the “2000 Plan”) and the 2017 Equity Incentive Plan (the “2017 Plan").

CINEDIGM CORP.

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

In August 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan). The 2017 Plan replaced the 2000 Plan, and applies to employees and directors of, and consultants to, the Company. The 2017 Plan provides for the issuance of up to 2,055 thousand shares of Common Stock as of December 8, 2023, in the form of various awards, including stock options, SARs, stock, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance awards and cash awards.

During the three months ended June 30, 2025, 5,000 SARs were forfeited.

During the three months ended June 30, 2025, the Company issued 522 thousand RSUs to certain employees. The issued RSUs vest over a 3-year period and had a fair value of $1.5 million, or $2.87 per RSU.

During the three months ended June 30, 2025, 60 thousand RSAs and 60 thousand RSUs were forfeited, and 374 thousand RSAs and 374 thousand RSUs were vested and 748 thousand shares of Common Stock were issued. To facilitate the payment of employee payroll taxes related to this vesting event, 326 thousand shares of Common Stock were deducted from the shares distributed to employees. The 326 thousand shares of Common Stock were retained by the Company as Treasury stock and the employee payroll taxes were paid with cash on hand.

For both the three months ended June 30, 2025 and 2024, the Company incurred stock-based compensation expenses of $0.4 million, of which $0.1 million related to Board of Director compensation. Share-based compensation expense is reported within Selling, General and Administrative expenses.

6. Earnings per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to Common Stock holders, adjusted for by the deemed earnings attributable to participating common warrant holders, by the weighted average number of shares of Common Stock outstanding during the period.

Diluted net income (loss) per share is computed by dividing the net income (loss) available to Common Stock holders by the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include restricted stock units, stock options and warrants outstanding during the period, and are calculated using the treasury stock method. Potentially dilutive common shares are excluded from the computations of diluted income (loss) per share if their effect would be anti-dilutive. A net loss available to Common Stock holders causes all potentially dilutive securities to be anti-dilutive and are not included.

The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three Months Ended June 30,
	2025	2024
Numerator (in thousands):
Net loss attributable to Common Stock holders	$(3,649)	$(3,162)

Denominator:
Weighted average shares of Common Stock - basic	16,992,358	15,702,144

Earnings per share:
Basic and Diluted	$(0.21)	$(0.20)

The following common equivalent shares outstanding at period-end have been excluded from the computation of earnings per share, as their inclusion would have been anti-dilutive:

	For the Three Months Ended June 30,
	2025	2024
Options to purchase common stock	250	892
Stock appreciation rights	761,244	775,219
Warrants to purchase common stock	2,654,167	2,666,667
Restricted stock units and awards	1,945,200	1,756,593

7. DEBT

Line of Credit Facility

The Company is party to a Loan, Guaranty, and Security Agreement, as amended on April 8, 2025, with East West Bank (the "Line of Credit Facility") providing for borrowings of up to $12.5 million and expandable to $15.0 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and our subsidiaries’ assets. The Line of Credit Facility bears interest at a rate equal to 1.25% above the prime rate, equal to 8.75% as of June 30, 2025. The Line of Credit Facility matures on April 8, 2028. Under the Line of Credit Facility, the Company is subject to certain financial and non-financial covenants which require the Company to maintain certain metrics and ratios, maintain certain minimum cash on hand and to report financial information to our lender on a periodic basis. As of June 30, 2025, $3.6 million was outstanding on the Line of Credit Facility and there are unamortized issuance costs of $168 thousand included in other long-term assets on our Condensed Consolidated Balance Sheets.

During the three months ended June 30, 2025 and 2024, the Company had interest expense, including cash interest and amortization, of $0.1 million and $0.2 million related to its Line of Credit Facility, respectively.

Term Loan

On April 5, 2024, Cineverse Terrifier LLC ("T3 Borrower"), a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement with BondIt LLC ("T3 Lender") and the Company, as guarantor (the "T3 Loan Agreement").

The T3 Loan Agreement provides for a term loan with a principal amount not to exceed $3.666 million ( the "T3 Loan"), and a maturity date of April 1, 2025, with a permitted extension of the term for 120 days under certain conditions. The T3 Loan bears no interest until the maturity date other than an interest advance equal to $576 thousand at the closing of the T3 Loan on April 5, 2024. The interest advance was recorded as a discount on the T3 Loan at inception and will be amortized to interest expense and increase the loan amount over its term. If the T3 Loan is extended as noted above, the T3 Loan will bear interest at a rate of 1.44% per month. The T3 Borrower may prepay the obligations under the T3 Loan, in full or in part, without penalty or premium. The proceeds under the T3

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loan Agreement were used for the funding under the Company’s distribution arrangements for the film titled Terrifier 3 (the “Film”). The T3 Loan Agreement contains customary covenants, representation and warranties and events of default.

After the principal of the T3 Loan is paid in full, the T3 Lender will be entitled to receive 15% of all royalties earned by the Company on the Film under its distribution agreements for the Film until the T3 Lender has received in total 1.75 times the full commitment amount of $3.666 million ("Participation Interest"). The T3 Loan is secured by a first priority interest in all of T3 Borrower’s assets in connection with the Film, including T3 Borrower's rights, title and interest in the distribution agreements, including the proceeds to the T3 Borrower from the distribution of the Film. The $3.666 million principal of the T3 Loan was paid during the three months ended December 31, 2024. During the three months ended March 31, 2025, the Company paid the T3 Lender $1.431 million of Participation Interest.

Subsequent to June 30, 2025, the Company negotiated a reduction to the accrued Participation Interest of $375 thousand and made a final payment of $944 thousand to the T3 Lender. The $375 thousand reduction to Participation Interest was recorded as a reduction to interest expense in our Condensed Consolidated Statement of Operations for the three months ended June 30, 2025.

8. COMMITMENTS AND CONTINGENCIES

Leases

Cineverse is a virtual company that operates without domestic operating leases. The Company previously maintained one domestic operating lease acquired through the acquisition of Digital Media Rights ("DMR"), which was subleased to a third-party. The Company was not relieved of its original lease obligation and therefore recognized both a lease liability and right-of-use asset as part of the arrangement through the end of the lease term in January 2025. In addition, the Company has two operating leases related to its Cineverse India operations, with expiration dates in July 2027. Expenses related to these leases were $49 thousand and $115 thousand during the three months ended June 30, 2025 and 2024, respectively.

The Company recognized $0 thousand and $45 thousand of income related to its subleasing arrangement for the three months ended June 30, 2025 and 2024, respectively.

The table below presents the lease-related assets and liabilities recorded on our Consolidated Balance Sheets (in thousands):

		As of
	Classification on the Balance Sheet	June 30, 2025	March 31, 2025
Assets
Noncurrent	Other long-term assets	$390	$435
Liabilities
Current	Operating leases liabilities	191	187
Noncurrent	Operating leases liabilities, net of current	226	275
		$417	$462

CINEDIGM CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the annual gross undiscounted cash flows related to the Company's operating lease commitments (in thousands):

Fiscal year ending March 31,	Operating Lease Commitments
2025 (remainder of the fiscal year)	$152
2026	210
2027	71
Thereafter	—
Total lease payments	$433
Less imputed interest	(16)
Total	$417

For leases which have a term of twelve months or less and do not contain an option to extend which the Company is reasonably certain to extend the term, the Company has elected to not apply the recognition provisions of FASB ASC Topic 842, Leases ("ASC 842") and recognizes these expenses on a straight-line basis over the term of the agreement.

9. INCOME TAXES

We calculate income tax expense based upon an annual effective tax rate forecast, which includes estimates and assumptions. We recognized income tax expense of $14 thousand and $7 thousand for the three months ended June 30, 2025 and 2024, respectively. Our income tax expense is attributable to taxable income earned in India relating to transfer pricing as well as state income taxes in the U.S.

We have recorded income tax expense of $14 thousand related to U.S. state and foreign income taxes. We have not recorded tax benefits on our U.S. deferred tax assets because we continue to provide a valuation allowance for all our U.S. net deferred tax assets as of June 30, 2025 as it is more likely than not that the assets will not be recovered based on an insufficient history of earnings.

Our effective tax rate for the three months ended June 30, 2025 and 2024 was (0.4)% and (0.3)%, respectively.

On July 4, 2025, the President signed the One Big Beautiful Bill Act (“OBBBA”; Pub. L. 119-21) into law. The Act introduces significant changes to the Internal Revenue Code, several of which are expected to affect the Company’s future effective tax rate.

OBBBA retains the 21% federal corporate income tax rate, restores and makes permanent the 100% bonus depreciation for “qualified property” acquired on or after January 20, 2025, and permits immediate expensing of domestic research and experimental costs.

Because enactment occurred after June 30, 2025, the provisions are treated as a non-recognized subsequent event under ASC 740-10-45-15. No measurement adjustments have been recorded in our Condensed Consolidated Financial Statements.

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

The Company’s streaming technology platform, known as Matchpoint™ , is a software-based streaming operating platform which provides clients with AVOD, SVOD, transactional video on demand ("TVOD") and linear capabilities, automates the distribution of content, and features a robust data analytics platform.

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

Financial Condition and Liquidity

As of June 30, 2025, the Company has an accumulated deficit of $504.6 million and a working capital deficit of $(0.3) million. For the three months ended June 30, 2025, the Company had a net loss attributable to the Company's common stock, par value $0.001 per share (the "Common Stock") holders of $3.6 million. Net cash used in operating activities for the three months ended June 30, 2025 was $14.5 million, which included $1.2 million of incremental investment in our content portfolio via advances or minimum guarantee payouts. We may continue to generate net losses for the foreseeable future. Subsequent to June 30, 2025, 1.9 million warrants were exercised for net proceeds of $5.8 million.

The Company is party to a Loan, Guaranty, and Security Agreement, as amended on April 8, 2025, with East West Bank (the "Line of Credit Facility") providing for borrowings of up to $12.5 million and expandable to $15.0 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and our subsidiaries’ assets. The Line of

Credit Facility bears interest at a rate equal to 1.25% above the prime rate, equal to 8.75% as of June 30, 2025. The Line of Credit Facility matures on April 8, 2028. As of June 30, 2025, $3.6 million was outstanding on the Line of Credit Facility.

The Company will continue to invest in content development and acquisitions, from which it believes it will obtain an appropriate return on its investment. As of June 30 and March 31, 2025, short-term content advances were $5.2 million and $6.7 million, respectively, and content advances, net of current portion, were $5.9 million and $4.1 million, respectively.

Our capital requirements will depend on many factors, and we may need to use existing capital resources and/or undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs. We believe our cash and cash equivalents and availability under our Line of Credit Facility as of June 30, 2025 will be sufficient to support our operations for at least twelve months from the filing of this report.

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

Results of Operations for the Three Months Ended June 30, 2025 and 2024 (Unaudited) (in thousands):

Revenue

	For the Three Months Ended June 30,				As a % of Revenue
	2025	2024	$ Change	% Change	2025	2024
Streaming and digital	$9,104	$7,703	$1,401	18%	82%	84%
Podcast and other	989	1,043	(54)	(5)%	9%	11%
Base distribution	1,024	351	673	192%	9%	4%
Other and non-recurring	2	30	(28)	(93)%	—%	—%
Total Revenue	$11,119	$9,127	$1,992	22%	100%	100%

For the three months ended June 30, 2025, total revenue increased by $2.0 million, or 22%, as compared to the three months ended June 30, 2024. Streaming and digital revenue for the three months ended June 30, 2025 increased by $1.4 million, primarily driven by an increase of $0.5 million in subscriber revenue, $0.5 million in transaction revenue related to Terrifier 3 and $0.4 million of barter revenue.

The Company's $0.7 million increase in Base distribution revenue for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily driven by increased physical sales related to the DVD release for Terrifier 3.

Direct Operating Expenses

	For the Three Months Ended June 30,				As a % of Revenue
	2025	2024	$ Change	% Change	2025	2024
Direct operating expenses	$4,807	$4,479	$328	7%	43%	49%

The $0.3 million increase in Direct operating expenses for the three months ended June 30, 2025 was primarily driven by increased variable costs associated with the increase in revenue compared to the prior year quarter, primarily royalty and participation expenses and manufacturing, freight, and fulfillment charges.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,				As a % of Revenue
	2025	2024	$ Change	% Change	2025	2024
Compensation expense	$5,129	$4,051	$1,078	27%	46%	44%
Corporate expenses	1,196	1,012	184	18%	11%	11%
Share-based compensation	418	470	(52)	(11)%	4%	5%
Other operating expenses	2,209	1,030	1,179	114%	20%	11%
Selling, General and Administrative	$8,952	$6,563	$2,389	36%	81%	72%

Selling, general and administrative expenses for the three months ended June 30, 2025 increased by $2.4 million compared to the prior year quarter. Compared to the three months ended June 30, 2024, compensation expense increased by $1.1 million due to increased headcount and other operating expenses increased $1.2 million primarily driven by increased marketing and legal costs associated with our increased theatrical offerings this year.

Depreciation and Amortization Expense

	For the Three Months Ended June 30,				As a % of Revenue
	2025	2024	$ Change	% Change	2025	2024
Amortization of intangible assets	$957	$709	$248	35%	9%	8%
Depreciation of property and equipment	105	154	(49)	(32)%	1%	2%
Depreciation and Amortization	$1,062	$863	$199	23%	10%	9%

Depreciation and amortization expense increased $0.2 million compared to the prior year quarter primarily due to internally developed software assets being placed into service.

Interest expense, net

For the three months ended June 30, 2025, interest expense decreased by $0.7 million to $(0.3) million compared to the prior year quarter. The decrease is primarily the result of a lower average balance on the Line of Credit Facility during the quarter compared to the prior year quarter and a $0.4 million discount to accrued interest provided by the Terrifier 3 lender in return for an expedited final payment.

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

Following is the reconciliation of our consolidated net (loss) income to Adjusted EBITDA (in thousands):

	For the Three Months Ended June 30,
	2025	2024
Net loss	$(3,516)	$(3,050)
Add Back:
Income tax expense	14	7
Depreciation and amortization (1)	1,147	948
Interest (income) expense	(278)	431
Stock-based compensation	418	470
Other expense (income), net	78	(166)
Net income attributable to noncontrolling interest	(44)	(23)
Transition-related costs (2)	47	27
Adjusted EBITDA	$(2,134)	$(1,356)

(1) - Includes $85 thousand of amortization included in direct operating expenses on our Consolidated Statements of Operations for the three months ended June 30, 2025 and 2024

(2) - Primarily employee severance costs.

Cash Flow

Changes in our cash flows were as follows (in thousands):

	For the Three Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(14,524)	$(2,344)
Net cash used in investing activities	(16)	151
Net cash provided by financing activities	2,568	925
Net Change in Cash and Cash Equivalents	$(11,972)	$(1,267)

For the three months ended June 30, 2025, net cash used in operating activities was primarily driven by loss from operations, excluding non-cash expenses such as depreciation, amortization and stock-based compensation, and other changes in working capital. Specifically, the adjustments are primarily driven by net cash outflows related to content advances made to partners for which initial expenditures are generally recovered within six to twelve months and operating prepayments and a decrease in accounts payable and accrued expenses. Operating cash flows are typically seasonally lower during the first two fiscal quarters and higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season.

Cash used in investing activities is primarily related to expenditures towards long-lived intangible and fixed assets.

Cash provided by financing activities are primarily driven by proceeds, net of payments, on the Line of Credit Facility.

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

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in the Exchange Act), as of June 30, 2025. Based on such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

The Company is planning to move its 2025 annual meeting of stockholders (the “2025 Annual Meeting”) ahead by more than
30 days of the date of the 2024 annual meeting of stockholders. The Company will provide details regarding the date, time, location and matters to be voted on at the 2025 Annual Meeting in the Company’s proxy statement for the 2025 Annual
Meeting. In accordance with Rule 14a-8 under the Securities Exchange Act of 1934, as amended (“Rule 14a-8”), and the
Amended and Restated Bylaws (the “Bylaws”) of the Company, the deadlines for the receipt of any stockholder proposals and director nominations to be considered at the 2025 Annual Meeting are set forth below.

Rule 14a-8 Proposals Deadline. Any stockholder proposals intended for inclusion in the Company’s definitive proxy statement for the 2025 Annual Meeting pursuant to Rule 14a-8 must be received at the Company’s principal executive office on or before
August 30, 2025 (which the Company believes is a reasonable time before it begins to print and send its proxy materials). Such proposals also need to comply with the Securities and Exchange Commission stockholder proposal rules.

Advance Notice Proposals and Nominations. In addition, any stockholder seeking to nominate a director or to bring other business before the 2025 Annual Meeting outside of Rule 14a-8 under the advance notice provisions included in the
Company’s Bylaws must provide timely notice, as set forth in the Bylaws. Specifically, written notice of any such proposed business or nomination must be received by our Secretary at our principal executive offices not earlier than close of business not earlier than the 120th day before prior to the annual meeting, or July 15, 2025, and not later than the close of business on the later of the ninetieth (90th) day prior to such annual meeting or the tenth (10th) day following the date on which public announcement of the date of such meeting is first made, or August 24, 2025. Any notice of proposed business or nomination also must comply with the notice and other requirements set forth in our Bylaws and with any applicable law.

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

CINEVERSE CORP.

Date: August 14, 2025	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Mark Lindsey
Mark Lindsey Chief Financial Officer (Principal Financial Officer)