Form 10-Q
period 2025-09-30
Cineverse Corp.
filed 2025-11-14
CIK 1173204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 7, 2025, 19,150,403 shares of Class A Common Stock, $0.001 par value, were outstanding.

Cineverse Corp.

1 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Cineverse Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	September 30, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,336	$13,941
Accounts receivable, net allowance of credit losses of $445 and $307, respectively	13,749	15,752
Content advances, net of allowance $4,575 and $4,818, respectively	5,384	6,736
Other current assets	1,789	1,652
Total current assets	23,258	38,081
Property and equipment, net	3,070	2,876
Intangible assets, net	18,405	18,168
Goodwill	6,799	6,799
Content advances, net of current portion	7,941	4,053
Other long-term assets	2,474	2,539
Total Assets	$61,947	$72,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$17,537	$31,109
Line of credit	6,645	—
Current portion of deferred consideration on purchase of business	—	2,956
Current portion of operating lease liabilities	293	187
Other current liabilities	49	183
Total current liabilities	24,524	34,435
Operating lease liabilities, net of current portion	260	275
Other long-term liabilities	—	14
Total Liabilities	$24,784	$34,724
Commitments and contingencies (see Note 8)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding as of September 30 and March 31, 2025	3,559	3,559
Common Stock, $0.001 par value; Class A Stock: 275,000,000 shares authorized as of September 30 and March 31, 2025; 19,956,789 and 16,487,947 shares issued, with 19,126,475 and 15,984,129 shares outstanding as of September 30 and March 31, 2025, respectively	197	194
Additional paid-in capital	557,994	548,405
Treasury stock, at cost; 830,315 and 503,819 shares as of September 30 and March 31, 2025, respectively	(13,158)	(12,193)
Accumulated deficit	(510,235)	(500,908)
Accumulated other comprehensive loss	(322)	(305)
Total stockholders’ equity of Cineverse Corp.	38,035	38,752
Deficit attributable to noncontrolling interest	(872)	(960)
Total equity	37,163	37,792
Total Liabilities and Equity	$61,947	$72,516

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenues	$12,357	$12,739	$23,476	$21,866
Costs and expenses
Direct operating	5,214	6,262	10,021	10,741
Selling, general and administrative	11,407	6,364	20,359	12,927
Depreciation and amortization	1,146	974	2,208	1,837
Total operating expenses	17,767	13,600	32,588	25,505
Operating loss	(5,410)	(861)	(9,112)	(3,639)
Interest (expense) income	(147)	(337)	131	(768)
Other (expense) income, net	32	1	(46)	167
Net loss before income taxes	(5,525)	(1,197)	(9,027)	(4,240)
Income tax expense	(20)	(6)	(34)	(13)
Net loss	(5,545)	(1,203)	(9,061)	(4,253)
Net income attributable to noncontrolling interest	(44)	(84)	(88)	(106)
Net loss attributable to controlling interests	(5,589)	(1,287)	(9,149)	(4,359)
Preferred stock dividends	(89)	(89)	(178)	(177)
Net loss attributable to common stock holders	$(5,678)	$(1,376)	$(9,327)	$(4,536)
Net loss per share attributable to common stock holders:
Basic and diluted	$(0.31)	$(0.09)	$(0.53)	$(0.29)
Weighted average shares of Common Stock outstanding:
Basic and diluted	18,447	15,721	17,720	15,711

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(5,545)	$(1,203)	$(9,061)	$(4,253)
Other comprehensive loss:
Foreign exchange translation	(33)	(7)	(17)	48
Net income attributable to noncontrolling interest	(44)	(84)	(88)	(106)
Comprehensive loss	$(5,622)	$(1,294)	$(9,166)	$(4,311)

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,061)	$(4,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,208	1,837
Allowance for content advances	(243)	(30)
Amortization of debt issuance costs	158	197
Stock-based compensation	912	973
Non-cash interest (income) expense	(372)	325
Barter transactions	(139)	170
Capitalized content	(1,643)	(1,227)
Other	147	(168)
Changes in operating assets and liabilities:
Accounts receivable	2,115	479
Content advances	(2,293)	(364)
Other current and long-term assets	(230)	985
Accounts payable, accrued expenses, and other liabilities	(13,120)	(1,266)
Deferred revenue	(134)	(87)
Net cash used in operating activities	$(21,695)	$(2,429)
Cash flows from investing activities:
Expenditures for long-lived assets	(511)	(864)
Internally developed software capitalization	(346)	(160)
Sale of equity investment securities	—	204
Net cash used in investing activities	$(857)	$(820)
Cash flows from financing activities:
Proceeds from line of credit	28,925	27,893
Payments on line of credit	(22,280)	(29,459)
Proceeds from common stock warrant exercises	5,843	—
Withholding taxes paid on restricted stock units	(965)	—
Payment of deferred consideration	(559)	(333)
Payment of earnout consideration	—	(90)
Proceeds from the issuance of a term loan, net of debt issuance costs	—	2,917
Cost to acquire treasury shares	—	(215)
Financing fees for line of credit	—	(209)
At-the-market issuance fees	—	(41)
Net cash provided by financing activities	$10,964	$463
Net change in cash and cash equivalents	(11,588)	(2,786)
Effect of exchange rate changes on cash and cash equivalents	(17)	48
Cash and cash equivalents at beginning of period	13,941	5,167
Cash and cash equivalents at end of period	$2,336	$2,429

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2025	2024
Cash interest paid	$99	$211
Income taxes paid	$85	$64
Noncash investing and financing activities:
Earnout liability settled in stock	$—	$90
Bonus liability settled in stock	$—	$41
Receivable for Issuance of Common Stock for ATM, net of fees	$250	$—
Issuance of Common Stock for settlement of deferred consideration	$2,400	$—
Accrued dividends on preferred stock	$178	$178
Issuance of Common Stock for payment of accrued preferred stock dividends	$178	$178

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Total
Balances as of March 31, 2025	1	$3,559	15,984	$194	504	$(12,193)	$548,405	$(500,908)	$(305)	$38,752	$(960)	$37,792
Foreign exchange translation	—	—	—	—	—	—	—	—	16	16	—	16
Stock-based compensation	—	—	—	—	—	—	418	—	—	418	—	418
Issuance of Common Stock for deferred consideration	—	—	677	1	—	—	2,399	—	—	2,400	—	2,400
Issuance of Common Stock in connection with employee equity awards	—	—	748	—	—	—	9	—	—	9	—	9
Treasury shares withheld for employee taxes	—	—	(326)	—	326	(965)	—	—	—	(965)	—	(965)
Preferred stock dividends paid in Common Stock	—	—	27	—	—	—	89	—	—	89	—	89
Preferred stock dividends accrued	—	—	—	—	—	—	—	(89)	—	(89)	—	(89)
Net loss	—	—	—	—	—	—	—	(3,560)	—	(3,560)	44	(3,516)
Balances as of June 30, 2025	1	$3,559	17,110	$195	830	$(13,158)	$551,320	$(504,557)	$(289)	$37,070	$(916)	$36,154
Foreign exchange translation	—	—	—	—	—	—	—	—	(33)	(33)	—	(33)
Stock-based compensation	—	—	—	—	—	—	494	—	—	494	—	494
Proceeds from common stock warrant exercises	—	—	1,948	2	—	—	5,841	—	—	5,843	—	5,843
Preferred stock dividends paid in Common Stock	—	—	19	—	—	—	89	—	—	89	—	89
Preferred stock dividends accrued	—	—	—	—	—	—	—	(89)	—	(89)	—	(89)
Issuance of Common Stock for ATM, net of fees	—	—	50	—	—	—	250	—	—	250	—	250
Net loss	—	—	—	—	—	—	—	(5,589)	—	(5,589)	44	(5,545)
Balances as of September 30, 2025	1	$3,559	19,127	$197	830	$(13,158)	$557,994	$(510,235)	$(322)	$38,035	$(872)	$37,163

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Total
Balances as of March 31, 2024	1	3,559	15,699	194	289	(11,978)	545,996	(504,153)	(345)	33,273	(1,122)	32,151
Foreign exchange translation	—	—	—	—	—	—	—	—	55	55	—	55
Stock-based compensation	—	—	—	—	—	—	470	—	—	470	—	470
Treasury stock acquired	—	—	(184)	—	184	(188)	—	—	—	(188)	—	(188)
Fees incurred in connection with ATM offering	—	—	—	—	—	—	(42)	—	—	(42)	—	(42)
Issuance of common stock for acquiree consideration	—	—	29	—	—	—	41	—	—	41	—	41
Preferred stock dividends paid in stock	—	—	64	—	—	—	89	—	—	89	—	89
Preferred stock dividends accrued	—	—	—	—	—	—	—	(89)	—	(89)	—	(89)
Net loss	—	—	—	—	—	—	—	(3,073)	—	(3,073)	23	(3,050)
Balances as of June 30, 2024	1	$3,559	15,608	$194	473	$(12,166)	$546,554	$(507,315)	$(290)	$30,536	$(1,099)	$29,437
Foreign exchange translation	—	—	—	—	—	—	—	—	(7)	(7)	—	(7)
Stock-based compensation	—	—	—	—	—	—	503	—	—	503	—	503
Issuance of Class A common stock for earnout commitment	—	—	108	—	—	—	88	—	—	88	—	88
Treasury stock acquired	—	—	(31)	—	31	(27)	—	—	—	(27)	—	(27)
Preferred stock dividends paid in stock	—	—	100	—	—	—	89	—	—	89	—	89
Preferred stock dividends accrued	—	—	—	—	—	—	—	(89)	—	(89)	—	(89)
Net loss	—	—	—	—	—	—	—	(1,287)	—	(1,287)	84	(1,203)
Balances as of September 30, 2024	1	$3,559	15,785	$194	504	$(12,193)	$547,234	$(508,691)	$(297)	$29,806	$(1,015)	$28,791

See accompanying Notes to Condensed Consolidated Financial Statements.

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

Our Class A common stock, par value $0.001 per share (the "Common Stock"), is listed on The Nasdaq Stock Market (“Nasdaq”) under the symbol “CNVS.”

Financial Condition and Liquidity

We have a history of net losses, and for the three and six months ended September 30, 2025 the company had a net loss attributable to Common Stockholders of $(5.7) million and $9.3 million, respectively. We may continue to generate net losses for the foreseeable future. As of September 30, 2025, the Company has an accumulated deficit of $510.2 million and negative working capital of $(1.3) million. Net cash used in operating activities for the six months ended September 30, 2025 was $21.7 million which included $4.2 million of incremental investment in our content portfolio via advances or minimum guarantee payouts.

The Company is party to a Loan, Guaranty, and Security Agreement, as amended on April 8, 2025, with East West Bank (the "Line of Credit Facility") providing for borrowings of up to $12.5 million and expandable to $15.0 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and our subsidiaries’ assets.

As of September 30, 2025, $6.6 million was outstanding on the Line of Credit Facility. Under the Line of Credit Facility, the Company is subject to certain financial and non-financial covenants including terms which require the Company to maintain certain metrics and ratios, to maintain certain minimum cash on hand, and to report financial information to our lender on a periodic basis. The Line of Credit Facility bears interest at a rate equal to 1.25% above the prime rate, equal to 8.50% as of September 30, 2025. The Line of Credit Facility matures on April 8, 2028. Please see Note 7 - Debt, for further information regarding the Company's Line of Credit Facility.

On May 3, 2024, the Company entered into a sales agreement (the “2024 Sales Agreement”) with A.G.P./Alliance Global Partners and The Benchmark Company, LLC (collectively, the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of Common Stock. Shares of Common Stock may be offered and sold for an aggregate offering price of up to $15 million. The Sales Agents’ obligations to sell shares under the 2024 Sales Agreement are subject to satisfaction of certain conditions, including the continuing effectiveness of the Registration Statement on Form S-3 (Registration No. 333-273098) (the “Registration Statement”) filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on June 30, 2023 and declared effective by the SEC on January 25, 2024, and other

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

customary closing conditions. The Company will pay the Sales Agents a commission of 3.0% of the aggregate gross proceeds from each sale of shares and has agreed to provide the Sales Agents with customary indemnification and contribution rights. The Company has also agreed to reimburse the Sales Agents for certain specified expenses. The Company is not obligated to sell any shares under the ATM Sales Agreement. Any sales of shares made under the ATM Sales Agreement will be made pursuant to the effective shelf registration statement, for an aggregate offering price of up to $30 million. During the three and six months ended September 30, 2025, the Company sold 50 thousand shares for $250 thousand in net proceeds, after deduction of commissions and fees.

The Company will continue to invest in content development and acquisitions, from which it believes it will obtain an appropriate return on its investment. As of September 30, 2025 and March 31, 2025, short-term content advances were $5.4 million and $6.7 million, respectively, and content advances, net of current portion, were $7.9 million and $4.1 million, respectively.

Our capital requirements will depend on many factors, and we may need to use existing capital resources and/or undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs. Management's plans with respect to the Company's recurring net losses and net operating cash outflows also include but are not limited to our effort in increasing revenue from existing services as well as offering new services, which may result in additional income from operations. Should management be unsuccessful in executing these plans, additional capital resources will be necessary. There can be no assurance that resources under our Line of Credit Facility or from additional debt or equity resources will be available on acceptable terms, if at all.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements of Cineverse Corp. have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on July 1, 2025. These Condensed Consolidated Financial Statements are unaudited and have been prepared by the Company following the rules and regulations of the SEC.

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

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Significant items subject to such estimates and assumptions include revenue recognition, allowance for credit losses, content advances, returns and recovery reserves, goodwill and intangible asset impairments, share-based compensation expense, valuation allowance for deferred income taxes and amortization of intangible assets. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates these judgments and estimates. Actual results may differ from these estimates.

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

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s intangible assets included the following (in thousands):

	As of September 30, 2025
	Cost Basis	Accumulated Amortization	Net
Content Library	$25,076	$(21,847)	$3,229
Advertiser Relationships and Channel	12,832	(5,068)	7,764
Customer Relationships	8,690	(8,281)	409
Software	3,200	(1,359)	1,841
Tradenames, Trademarks and Patents	3,978	(3,269)	709
Capitalized Content	6,421	(1,968)	4,453
Total Intangible Assets	$60,197	$(41,792)	$18,405

	As of March 31, 2025
	Cost Basis	Accumulated Amortization	Net
Content Library	$24,251	$(21,724)	$2,527
Advertiser Relationships and Channel	12,832	(4,211)	8,621
Customer Relationships	8,690	(8,145)	545
Software	3,200	(1,200)	2,000
Tradenames, Trademarks and Patents	3,961	(3,203)	758
Capitalized Content	4,816	(1,099)	3,717
Total Intangible Assets	$57,750	$(39,582)	$18,168

The Company had amortization expense of $1.0 million and $2.0 million for the three and six months ended September 30, 2025, respectively, and $0.8 million and $1.5 million for the three and six months ended September 30, 2024, respectively.

As of September 30, 2025, amortization expense is expected to be (in thousands):

Total
In-process intangible assets	$545
Remainder of fiscal year 2026	3,534
2027	4,099
2028	2,828
2029	1,697
2030	1,414
Thereafter	4,288
Total	$18,405

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

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Impairment of Long-lived and Finite-lived Intangible Assets

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. There were no impairment charges recorded for long-lived and finite-lived intangible assets during the three and six months ended September 30, 2025 and 2024.

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

The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or to perform the quantitative impairment test. The Company annually assesses goodwill for potential impairment during its fiscal fourth quarter, or sooner if events occur or circumstances indicate it would be more likely than not that fair value would be reduced below its carrying amount. No goodwill impairment charge was recorded during the three and six months ended September 30, 2025 and 2024.

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
•
Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)
•
Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

There were no assets and liabilities carried at fair value as of September 30, 2025.

Content Advances

Content advances represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record a provision for amounts that we expect may not be recoverable. Amounts which are expected to be recovered in more than 12 months are classified as long term and presented within content advances, net of current portion, which were $7.9 million and $4.1 million as of September 30, 2025 and March 31, 2025 respectively. For the three and six months ended September 30, 2025, the Company recognized a reduction in our reserve for the recovery of advances in the amount of $115 thousand and $243 thousand, respectively. For the three and six months ended September 30, 2024, the Company recognized a reduction in its reserve for the recovery of advances in the amount of $27 thousand and $30 thousand, respectively.

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of
	September 30, 2025	March 31, 2025
Amounts due to producers	$7,985	$16,488
Accounts payable	4,077	7,298
Accrued compensation and benefits	1,590	1,398
Accrued other expenses	3,885	5,925
Total Accounts Payable and Accrued Expenses	$17,537	$31,109

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

The final deferred consideration payment of $559 thousand related to the FTV acquisition was paid in cash during the six months ended September 30, 2025.

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

The following tables present the Company’s disaggregated revenue by source (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Streaming and digital	$9,558	$10,089	$18,663	$17,792
Base distribution	1,837	1,321	2,860	1,672
Podcast and other	946	1,273	1,935	2,316
Other non-recurring	16	56	18	86
Total Revenue	$12,357	$12,739	$23,476	$21,866

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

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

A summary of the movements of our allowances for credit losses as of September 30, 2025 (in thousands):

Allowance for credit losses as of March 31, 2025	$307
Increase in estimated provision	99
Allowance for credit losses as of June 30, 2025	406
Increase in estimated provision	39
Allowance for credit losses as of September 30, 2025	$445

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

The ending deferred revenue balance, including current and non-current balances as of September 30, 2025, and March 31, 2025, was $49 thousand and $183 thousand, respectively. In each period, the additions to our deferred revenue balance are due to cash payments received or due in advance of satisfying performance obligations, while the reductions are due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

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

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentrations

For the three and six months ended September 30, 2025, the single largest customer represented 23% and 27% of consolidated revenue, respectively. For the three and six months ended September 30, 2024, single largest customer represented 29% and 32% of consolidated revenue, respectively.

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

The Company accounts for uncertain tax positions in accordance with an amendment to FASB ASC Topic 740-10, Income Taxes (Accounting for Uncertainty in Income Taxes), which clarified the accounting for uncertainty in tax positions. This amendment provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded. The Company had no uncertain tax positions as of September 30, 2025 and March 31, 2025.

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

In December 2023, the FASB issued ASU 2023-09, "Income Taxes - Improvements to Income Tax Disclosures. (Topic 740)" On an annual basis, this update requires the disclosure of specific tax categories in the rate reconciliation and provides additional information for reconciling items that meet a quantitative threshold. The Company is adopting this update for our fiscal year end disclosure.

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In November 2024, the FASB issued ASU 2024-03, "Income Statement-Reporting Comprehensive Income- Expense Disaggregation Disclosures (Topic 220)", requiring all public business entities to provide additional disclosure of the nature of expenses include in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, on a prospective basis, with early adoption permitted. The Company is currently evaluating the impact on our financial statement disclosures.

In July 2025, the FASB issued ASU 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets (Topic 326)" aiming to simplify the estimation of credit losses on accounts receivable and contract assets arising from transactions accounted for under ASC 606, “Revenue from Contracts with Customers,” by providing companies an option to assume that the conditions as of the balance sheet date will remain unchanged for the remaining life of these assets while estimating expected credit losses. The standard is effective for all entities for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06 "Intangibles: Goodwill and Other Internal-Use Software - Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40)" to modernize the accounting for software costs under, Intangible: Goodwill and Other Internal-Use Software (referred to as “internal-use software”). Upon adoption, we will be required to account for internal-use software under the updated capitalization criteria. The standard is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing adoption timing and the method of adoption.

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

The following table presents financial information with respect to the Company’s single operating segment:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenues	$12,357	$12,739	$23,476	$21,866
Less:
Royalty expense	2,027	2,945	4,214	5,013
License, participation and technology costs	1,897	2,050	3,703	3,379
Other direct operating costs	1,290	1,005	2,104	2,073
Compensation and related	5,536	4,619	11,086	9,158
Professional services	1,486	710	2,682	1,784
Advertising and marketing	2,848	284	3,312	321
Other general and administrative	1,537	1,013	3,279	1,940
Depreciation and amortization	1,146	974	2,208	1,837
Total operating expenses	17,767	13,600	32,588	25,505
Operating loss	(5,410)	(861)	(9,112)	(3,639)
Interest (expense) income	(147)	(337)	131	(768)
Other (expense) income, net	32	1	(46)	167
Net loss before income taxes	(5,525)	(1,197)	(9,027)	(4,240)
Income tax expense	(20)	(6)	(34)	(13)
Net loss	$(5,545)	$(1,203)	$(9,061)	$(4,253)

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of September 30, 2025 and March 31, 2025, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable was $0 as of September 30, 2025 and March 31, 2025 included in accounts receivable, net on the accompanying Condensed Consolidated Balance Sheets.

The accompanying Condensed Consolidated Statements of Operations includes digital cinema servicing revenue from CDF2 Holdings in the amount of $0 for the three and six months ended September 30, 2025 and 2024.

Total Stockholders’ Deficit of CDF2 Holdings as of September 30, 2025 and March 31, 2025 was $59.2 million. We have no obligation to fund the operating loss or the stockholders’ deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of September 30, 2025 and March 31, 2025 is carried at $0.

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

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2025 and March 31, 2025, the number of shares of Common Stock authorized for issuance was 275 million shares.

During the three months ended September 30, 2025, the Company issued 2.0 million shares of Common Stock.
This was comprised of 1.9 million shares of common stock issued in connection with employee equity awards, paid preferred stock dividends through the issuance of 19 thousand common shares and issued 50 thousand shares in connection with ATM raises.

During the six months ended September 30, 2025, the Company issued 3.1 million shares of Common Stock. This was comprised of 2.4 million shares, net of treasury shares, issued in connection with employee equity awards and 46 thousand shares for preferred stock dividends. In addition to the above, the Company also issued 677 thousand shares for acquiree deferred consideration.

During the three months ended September 30, 2024, the Company issued 208 thousand shares of Common Stock.
This was comprised of 100 thousand shares for preferred stock dividends and 108 thousand shares for payment of an earnout commitment to former owners of an acquired entity. In addition, the Company purchased 31 thousand shares as part of its share repurchase program.

During the six months ended September 30, 2024 and in addition to the activities cited above, the Company also purchased 184 thousand shares as part of the share repurchase program, paid preferred stock dividends through the issuance of 64 thousand common shares and issued 29 thousand shares for acquiree consideration.

Common Stock Warrants

As of September 30, 2025 and March 31, 2025, the number of warrants exercisable for shares of Common Stock was 0.7 million and 2.7 million, respectively. During the three and six months ended September 30, 2025, 1.9 million warrants were exercised for net proceeds of $5.8 million.

Preferred Stock

Cumulative dividends in arrears on Series A Preferred Stock were $89 thousand and $89 thousand as of September 30, 2025 and 2024, respectively. During the three and six months ended September 30, 2025 and 2024, the Company paid preferred stock dividends in arrears of $89 thousand and $89 thousand in the form of shares of Common Stock, respectively. The Company has the right to pay preferred stock dividends in cash or stock, at the Company's discretion.

Treasury Stock

We have treasury stock of 830 thousand and 504 thousand shares of Common Stock as of September 30, 2025 and March 31, 2025, respectively. During the six months ended September 30, 2025, the Company retained 326 thousand shares of common stock as treasury stock related to the payment of employee taxes for restricted stock awards issued to employees.

Equity Incentive Plans

Stock Based Compensation Awards

The Company has issued awards under the 2017 Equity Incentive Plan (the “2017 Plan").

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

During the three and six months ended September 30, 2025, 5,000 SARs were forfeited.

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the six months ended September 30, 2025, the Company issued 522 thousand RSUs to certain employees. The issued RSUs vest over a 3-year period and had a fair value of $1.5 million, or $2.87 per RSU.

During the six months ended September 30, 2025, approximately 42 thousand RSAs and 42 thousand RSUs were forfeited, and 374 thousand RSAs and 374 thousand RSUs vested during the period. A total of 748 thousand shares of Common Stock were issued in connection with employee equity award activity. To facilitate the payment of employee payroll taxes related to this vesting event, 326 thousand shares of Common Stock were deducted from the shares distributed to employees. The 326 thousand shares of Common Stock were retained by the Company as Treasury stock and the employee payroll taxes were paid with cash on hand.

For the three and six months ended September 30, 2025, the Company incurred stock-based compensation expense of $494 thousand and $912 thousand, respectively, of which $83 thousand and $165 thousand were related to Board of Director compensation. Share-based compensation expense is reported within Selling, General and Administrative expenses in our Condensed Consolidated Statements of Operations.

For the three and six months ended September 30, 2024, the Company incurred stock-based compensation expense of $503 thousand and $973 thousand, respectively, of which $83 thousand and $165 thousand were related to Board of Director compensation. Share-based compensation expense is reported within Selling, General and Administrative expenses in our Condensed Consolidated Statements of Operations.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Numerator (in thousands):
Net loss attributable to Common Stock holders	$(5,678)	$(1,376)	$(9,327)	$(4,536)

Denominator:
Weighted average shares of Common Stock - basic and diluted	18,447	15,721	17,720	15,711

Earnings per share:
Basic and Diluted	$(0.31)	$(0.09)	$(0.53)	$(0.29)

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following common equivalent shares outstanding at period-end have been excluded from the computation of earnings per share, as their inclusion would have been anti-dilutive:

	Three and Six Months Ended September 30,
	2025	2024
Options to purchase common stock	—	400
Stock appreciation rights	761,244	771,451
Restricted stock units and awards	1,995,163	2,345,000
Warrants to purchase common stock	706,667	2,666,667

7. DEBT

Line of Credit Facility

The Company is party to a Loan, Guaranty, and Security Agreement, as amended on April 8, 2025, with East West Bank (the "Line of Credit Facility") providing for borrowings of up to $12.5 million and expandable to $15.0 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and our subsidiaries’ assets. Under the Line of Credit Facility, the Company is subject to certain financial and non-financial covenants which require the Company to maintain certain metrics and ratios, maintain certain minimum cash on hand and to report financial information to our lender on a periodic basis. As of September 30, 2025, $6.6 million was outstanding on the Line of Credit Facility and there are unamortized issuance costs of $173 thousand included in other long-term assets on our Condensed Consolidated Balance Sheets.

During the three and six months ended September 30, 2025, the Company had interest expense, including cash interest and amortization, of $0.1 million and $0.2 million related to its Line of Credit Facility, respectively. During the three and six months ended September 30, 2024, the Company had interest expense, including cash interest and amortization, of $0.2 million and $0.3 million related to its Line of Credit Facility, respectively.

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

During the three and six months ended September 30, 2025, the Company negotiated a reduction to the accrued Participation Interest of $375 thousand and made a final payment of $944 thousand to the T3 Lender. The $375 thousand reduction to Participation Interest was recorded as a reduction to interest expense in our Condensed Consolidated Statement of Operations for the six months ended September 30, 2025.

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. COMMITMENTS AND CONTINGENCIES

Leases

Cineverse operates in a remote environment without domestic operating leases. The Company previously maintained one domestic operating lease acquired through the acquisition of Digital Media Rights ("DMR"), which was subleased to a third-party. The Company was not relieved of its original lease obligation and therefore recognized both a lease liability and right-of-use asset as part of the arrangement through the end of the lease term in January 2025. In addition, the Company has three operating leases related to its Cineverse India operations, with expiration dates in July 2027. Expenses related to these leases were $74 thousand and $123 thousand during the three and six months ended September 30, 2025, respectively, and $117 thousand and $233 thousand during the three and six months ended September 30, 2024, respectively.

The Company did not have any sublease arrangements during the three and six months ended September 30, 2025, and accordingly did not recognize any sublease income. The Company recognized $46 thousand and $92 thousand of income related to its subleasing arrangement during the three and six months ended September 30, 2024, respectively.

The table below presents the lease-related assets and liabilities recorded on our Consolidated Balance Sheets (in thousands):

		As of
	Classification on the Balance Sheet	September 30, 2025	March 31, 2025
Assets
Noncurrent	Other long-term assets	$526	$435
Liabilities
Current	Operating leases liabilities	293	187
Noncurrent	Operating leases liabilities, net of current	260	275
		$553	$462

The table below presents the annual gross undiscounted cash flows related to the Company's operating lease commitments (in thousands):

Fiscal year ending March 31,	Operating Lease Commitments
2026 (remainder of the fiscal year)	$150
2027	310
2028	105
Thereafter	—
Total lease payments	$565
Less imputed interest	(12)
Total	$553

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

CINEVERSE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. INCOME TAXES

We calculate income tax expense based upon an annual effective tax rate forecast, which includes estimates and assumptions. We recognized income tax expense of $20 thousand and $34 thousand for the three and six months ended September 30, 2025, respectively. We recognized income tax expense of $6 thousand and $13 thousand for the three and six months ended September 30, 2024, respectively. Our income tax expense is attributable to taxable income earned in India relating to transfer pricing as well as state income taxes in the U.S.

We have recorded income tax expense of $34 thousand for the six months ended September 30, 2025 related to U.S. state and foreign income taxes. We have not recorded tax benefits on our U.S. deferred tax assets because we continue to provide a valuation allowance for all our U.S. net deferred tax assets as of September 30, 2025 as it is more likely than not that the assets will not be recovered based on an insufficient history of earnings.

Our effective tax rate for the three and six months ended September 30, 2025 was (0.5)% and (0.5)%, respectively. Our effective tax rate for the three and six months ended September 30, 2024 was (0.5)% and (0.3)%, respectively.

On July 4, 2025, the President signed the One Big Beautiful Bill Act (“OBBBA”; Pub. L. 119-21) into law. The Act introduces significant changes to the Internal Revenue Code. The company evaluated the Act and concluded it will not have a material impact on its condensed consolidated financial statements.

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

Financial Condition and Liquidity

As of September 30, 2025, the Company has an accumulated deficit of $510.2 million and negative working capital of $1.3 million. For the three and six months ended September 30, 2025, the Company had a net loss attributable to the Company's common stock, par value $0.001 per share (the "Common Stock") holders of $9.3 million. Net cash used in operating activities for the six months ended September 30, 2025 was $21.7 million, which included $4.2 million of incremental investment in our content portfolio via advances or minimum guarantee payouts. We may continue to generate net losses for the foreseeable future. During the six months ended September 30, 2025, 1.9 million warrants were exercised for net proceeds of $5.8 million.

The Company is party to a Loan, Guaranty, and Security Agreement, as amended on April 8, 2025, with East West Bank (the "Line of Credit Facility") providing for borrowings of up to $12.5 million and expandable to $15.0 million, guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and our subsidiaries’ assets. As of September 30, 2025, $6.6 million was outstanding on the Line of Credit Facility.

The Company will continue to invest in content development and acquisitions, from which it believes it will obtain an appropriate return on its investment. As of September 30, 2025 and March 31, 2025, short-term content advances were $5.4 million and $6.7 million, respectively, and content advances, net of current portion, were $7.9 million and $4.1 million, respectively.

Our capital requirements will depend on many factors, and we may need to use existing capital resources and/or undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs. We believe our cash and cash equivalents and availability under our Line of Credit Facility as of September 30, 2025 will be sufficient to support our operations for at least twelve months from the filing of this report.

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

Results of Operations for the three months ended September 30, 2025 and 2024 (unaudited) (in thousands):

Revenue

	For the Three Months Ended September 30,				As a % of Revenue
	2025	2024	$ Change	% Change	2025	2024
Streaming and digital	$9,558	$10,089	(531)	(5)%	77%	80%
Base distribution	1,837	1,321	516	39%	15%	10%
Podcast and other	946	1,273	(327)	(26)%	8%	10%
Other and non-recurring	16	56	(40)	(71)%	0%	0%
Total Revenue	$12,357	$12,739	$(382)	(3)%	100%	100%

Streaming and digital revenue for the three months ended September 30, 2025 decreased by $0.5 million, primarily due to lower licensing revenue. The same period in 2024 included $1.6 million license fee revenue related to the licensing of the Dog Whisperer content. In the prior-year quarter, the Company recorded $1.6 million from a Dog Whisperer licensing agreement, while this quarter includes a recently signed $1.1 million licensing deal for The Toxic Avenger Unrated that will be recognized in future periods. Excluding these timing effects, performance across the Company’s core business lines continued to show solid underlying growth.

The $0.5 million increase in Base distribution revenue for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily attributable to approximately $1.1 million of revenue recognized from the theatrical release of Toxic Avenger and the final theatrical revenue for Terrifier 3, offset by a decrease in physical sales.

Podcast and other revenue declined by $0.3 million during the three months ended September 30, 2025, compared to same period in 2024 due to lower podcast direct advertising.

Direct Operating Expenses

	For the Three Months Ended September 30,				As a % of Revenue
	2025	2024	$ Change	% Change	2025	2024
Direct operating expenses	$5,214	$6,262	$(1,048)	(17)%	42%	49%

The $1.0 million decrease in Direct operating expenses for the three months ended September 30, 2025 was primarily driven by lower variable costs compared to the prior year quarter, including royalty expense, platform fees, manufacturing, freight, and fulfillment charges, offset by an increase in theatrical distribution fees related to Toxic Avenger.

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,				As a % of Revenue
	2025	2024	$ Change	% Change	2025	2024
Compensation expense	$5,253	$4,088	$1,165	28%	43%	32%
Corporate expenses	1,486	732	754	103%	12%	6%
Share-based compensation	494	503	(9)	(2)%	4%	4%
Marketing expenses	2,849	22	2,827	12850%	23%	0%
Other operating expenses	1,325	1,019	306	30%	11%	8%
Selling, General and Administrative	$11,407	$6,364	$5,043	79%	92%	50%

For the three months ended September 30, 2025 compared to three months ended September 30, 2024, Compensation expense increased by $1.2 million due to increased employee headcount. Corporate expenses increased by $0.8 million reflecting higher professional services and legal expenses associated with strategic business and content acquisitions. Marketing expenses increased by $2.8 million primarily due to Toxic Avenger. For the three months ended September 30, 2024, $0.3 million Marketing expenses were included in Direct operating expenses.

Depreciation and Amortization Expense

	For the Three Months Ended September 30,				As a % of Revenue
	2025	2024	$ Change	% Change	2025	2024
Amortization of intangible assets	$1,040	$815	$225	28%	8%	6%
Depreciation of property and equipment	106	159	(53)	(33)%	1%	1%
Depreciation and Amortization	$1,146	$974	$172	18%	9%	7%

Amortization expense increased during the three months ended September 30, 2025 compared to the prior year quarter primarily due to increased capitalized content costs.

Interest Expense, Net

For the three months ended September 30, 2025, interest expense decreased by $0.2 million to $0.1 million compared to the prior year quarter. The decrease is primarily the result of a lower average balance on the Line of Credit Facility during the quarter compared to the prior year quarter.

Results of Operations for the six months ended September 30, 2025 and 2024 (unaudited) (in thousands):

Revenues

	For the Six Months Ended September 30,				As a % of Revenue
	2025	2024	$ Change	% Change	2025	2024
Streaming and digital	$18,663	$17,792	$871	5%	79%	81%
Base distribution	2,860	1,672	1,188	71%	12%	8%
Podcast and other	1,935	2,316	(381)	(16)%	8%	11%
Other and non-recurring	18	86	(68)	(79)%	0%	0%
Total Revenue	$23,476	$21,866	$1,610	7%	100%	100%

Streaming and digital revenue for the six months ended September 30, 2025 increased by $0.9 million compared to the same period in 2024, primarily driven by $0.5 million from the digital release of Terrifier 3, and continued growth across the Company’s subscription-based platforms.

Podcast and other revenue declined by $0.4 million during the six months ended September 30, 2025 compared to same period in 2024, due to direct advertising offset by an increase in Matchpoint™ revenue.

The $1.2 million increase in Base distribution revenue for the six months ended September 30, 2025, compared to the same period in 2024, due to the theatrical release of Toxic Avenger and final theatrical revenue for Terrifier 3.

Direct Operating Expenses

	For the Six Months Ended September 30,				As a % of Revenue
	2025	2024	$ Change	% Change	2025	2024
Direct operating expenses	$10,021	$10,741	$(720)	(7)%	43%	49%

The decrease of $0.7 million in Direct Operating Expenses for the six months ended September 30, 2025, compared to the six months ended September 30, 2024 was primarily driven by lower variable costs, including royalty expenses, platform fees, and freight and fulfillment charges. The reduction also reflects higher recoupements on our content advances resulting in lower provision for royalty advance allowance. These decreases were partially offset by increased theatrical distribution fees related to Toxic Avenger and licensor costs.

Selling, General and Administrative Expenses

	For the Six Months Ended September 30,				As a % of Revenue
	2025	2024	$ Change	% Change	2025	2024
Compensation expense	$10,690	$8,139	$2,551	31%	46%	37%
Corporate expenses	2,682	1,744	938	54%	11%	8%
Share-based compensation	912	973	(61)	(6)%	4%	4%
Marketing expenses	3,312	44	3,268	7427%	14%	0%
Other operating expenses	2,763	2,027	736	36%	12%	9%
Selling, General and Administrative	$20,359	$12,927	$7,432	57%	87%	59%

For the six months ended September 30, 2025 compared to six months ended September 30, 2024, Compensation expenses increased by $2.6 million due to increased employee headcount. Corporate expenses increased by $0.9 million reflecting higher professional services and legal expenses associated with strategic business and content acquisitions. Marketing expenses increased by primarily due to Toxic Avenger. For the six months ended September 30, 2024, $0.3 million Marketing expenses were included in Direct operating expenses. Other operating expenses increased by $0.7 million primarily due to increased administrative costs.

Depreciation and Amortization Expense

	For the Six Months Ended September 30,				As a % of Revenue
	2025	2024	$ Change	% Change	2025	2024
Amortization of intangible assets	$1,997	$1,524	$473	31%	9%	7%
Depreciation of property and equipment	211	313	(102)	(33)%	1%	1%
Depreciation and Amortization	$2,208	$1,837	$371	20%	9%	8%

Amortization expense increased by $0.5 million during the six months ended September 30, 2025, compared to 2024, primarily due to increased capitalized content costs.

Interest Expense, Net

For the six months ended September 30, 2025 compared to the same period of 2024, interest expense decreased by $0.9 million primarily due to higher outstanding debt balances and increased interest rates in 2024, along with a $0.4 million discount to accrued interest provided by the Terrifier 3 lender during the six months ended September 30, 2025 in return for the final payment made in the quarter.

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

Following is the reconciliation of our consolidated net (loss) income to Adjusted EBITDA (in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(5,545)	$(1,203)	$(9,061)	$(4,253)
Add Back:
Income tax expense	20	6	34	13
Depreciation and amortization ⁽¹⁾	1,275	974	2,422	1,837
Interest expense (income)	147	337	(131)	768
Stock-based compensation	494	503	912	973
Other (income) expense, net	(32)	(1)	46	(167)
Net income attributable to noncontrolling interest	(44)	(84)	(88)	(106)
Other transaction costs ⁽²⁾	—	—	47	27
Adjusted EBITDA	$(3,685)	$532	$(5,819)	$(908)

(1) - Includes $129 thousand and $214 thousand of amortization included in direct operating expenses on our Consolidated Statements of Operations for the three and six months ended September 30, 2025, respectively.

(2) - Primarily includes employee severance related costs.

Cash Flow

Changes in our cash flows were as follows (in thousands):

	For the Six Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(21,695)	$(2,429)
Net cash used in investing activities	(857)	(820)
Net cash provided by financing activities	10,964	463
Net Change in Cash and Cash Equivalents	$(11,588)	$(2,786)

For the six months ended September 30, 2025, net cash used in operating activities was primarily driven by loss from operations, excluding non-cash expenses such as depreciation, amortization and stock-based compensation, and other changes in working capital. Specifically, the adjustments are primarily driven by net cash outflows related to content advances made to partners for which initial expenditures are generally recovered within six to twelve months and operating prepayments and a decrease in accounts payable and accrued expenses. Operating cash flows are typically seasonally lower during the first two fiscal quarters and higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season.

Cash used in investing activities is primarily related to expenditures towards long-lived intangible and fixed assets, along with strategic acquisitions.

Cash flows from financing were primarily attributable to proceeds under the Line of Credit Facility, net of payments, and proceeds from common stock warrant exercises.

For the six months ended September 30, 2024, net cash used in operating activities was primarily driven by loss from operations, excluding non-cash expenses such as depreciation, amortization, reserve for credit losses and stock-based compensation, including capitalized content spend and other changes in working capital. Operating cash flows are typically seasonally lower during the first two fiscal quarters and higher during our fiscal third and fourth quarters, resulting from revenues earned during the holiday season.

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

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in the Exchange Act), as of September 30, 2025. Based on such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CINEVERSE CORP.

Date: November 14, 2025	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Mark Lindsey
Mark Lindsey Chief Financial Officer (Principal Financial Officer)