Form 10-Q
period 2025-12-31
Cineverse Corp.
filed 2026-02-17
CIK 1173204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: December 31, 2025

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

As of February 13, 2026, 19,569,866 shares of Class A Common Stock, $0.001 par value, were outstanding.

Cineverse Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Cineverse Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	December 31, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,461	$13,941
Accounts receivable, net allowance of credit losses of $504 and $307, respectively	17,400	15,752
Content advances, net allowance of $4,525 and $4,818, respectively	7,949	6,736
Other current assets	1,424	1,652
Total current assets	29,234	38,081
Property and equipment, net	3,528	2,876
Intangible assets, net	17,733	18,168
Goodwill	6,799	6,799
Content advances, net of current portion	9,239	4,053
Other long-term assets	2,041	2,539
Total Assets	$68,574	$72,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$22,068	$31,109
Line of credit	8,281	—
Current portion of deferred consideration on purchase of business	—	2,956
Current portion of operating lease liabilities	290	187
Other current liabilities	8	183
Total current liabilities	30,647	34,435
Operating lease liabilities, net of current portion	182	275
Other long-term liabilities	1	14
Total Liabilities	$30,830	$34,724
Commitments and contingencies (see Note 8)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and outstanding as of December 31 and March 31, 2025	3,559	3,559
Common Stock, $0.001 par value; Class A Stock: 275,000,000 shares authorized as of December 31 and March 31, 2025; 20,258,013 and 16,487,947 shares issued, with 19,427,699 and 15,984,129 shares outstanding as of December 31 and March 31, 2025, respectively	197	194
Additional paid-in capital	559,496	548,405
Treasury stock, at cost; 830,315 and 503,819 shares as of December 31 and March 31, 2025, respectively	(13,158)	(12,193)
Accumulated deficit	(511,248)	(500,908)
Accumulated other comprehensive loss	(279)	(305)
Total stockholders’ equity of Cineverse Corp.	38,567	38,752
Deficit attributable to noncontrolling interest	(823)	(960)
Total equity	37,744	37,792
Total Liabilities and Equity	$68,574	$72,516

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenues	$16,286	$40,740	$39,762	$62,606
Costs and expenses
Direct operating	5,049	20,997	15,070	31,738
Selling, general and administrative	10,690	9,361	31,049	22,288
Depreciation and amortization	1,203	946	3,411	2,783
Total operating expenses	16,942	31,304	49,530	56,809
Operating (loss) income	(656)	9,436	(9,768)	5,797
Interest expense	(195)	(2,342)	(64)	(3,110)
Other (expense) income, net	(5)	73	(51)	238
Net (loss) income before income taxes	(856)	7,167	(9,883)	2,925
Income tax expense	(19)	(6)	(53)	(19)
Net (loss) income	(875)	7,161	(9,936)	2,906
Net income attributable to noncontrolling interest	(49)	(48)	(137)	(155)
Net (loss) income attributable to controlling interests	(924)	7,113	(10,073)	2,751
Preferred stock dividends	(89)	(89)	(267)	(266)
Net (loss) income attributable to common stock holders	$(1,013)	$7,024	$(10,340)	$2,485
Net (loss) income per share attributable to common stock holders:
Basic	$(0.05)	$0.38	$(0.57)	$0.13
Diluted	$(0.05)	$0.34	$(0.57)	$0.12
Weighted average shares of Common Stock outstanding:
Basic	19,218	15,880	18,223	15,766
Diluted	19,218	17,774	18,223	17,573

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net (loss) income	$(875)	$7,161	$(9,936)	$2,906
Other comprehensive loss:
Foreign exchange translation	43	(9)	26	39
Net income attributable to noncontrolling interest	(49)	(48)	(137)	(155)
Comprehensive (loss) income	$(881)	$7,104	$(10,047)	$2,790

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(9,936)	$2,906
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,411	2,783
Allowance for content advances	(293)	(37)
Amortization of debt issuance costs	189	310
Stock-based compensation	1,939	1,463
Non-cash interest (income) expense	(372)	349
Barter transactions	(9)	256
Capitalized content	(2,185)	(1,652)
Other	206	(142)
Changes in operating assets and liabilities:
Accounts receivable	(1,845)	(18,832)
Content advances	(6,106)	1,194
Other current and long-term assets	537	1,837
Accounts payable, accrued expenses, and other liabilities	(8,669)	14,615
Deferred revenue	(175)	(105)
Net cash (used in) provided by operating activities	$(23,308)	$4,945
Cash flows from investing activities:
Expenditures for long-lived assets	(590)	(46)
Internally developed software capitalization	(844)	(1,058)
Sale of equity investment securities	—	449
Net cash used in investing activities	$(1,434)	$(655)
Cash flows from financing activities:
Proceeds from line of credit	45,805	47,588
Payments on line of credit	(37,524)	(49,970)
Proceeds from common stock warrant exercises	5,843	30
Withholding taxes paid on restricted stock units	(965)	—
Payment of deferred consideration	(559)	(333)
Proceeds from Issuance of Common Stock from ATM, net of fees	636	—
Payment of earnout consideration	—	(90)
Proceeds from the issuance of a term loan, net of debt issuance costs	—	2,917
Repayment of term loan	—	(3,090)
Cost to acquire treasury shares	—	(215)
Financing fees for line of credit	—	(209)
At-the-market issuance fees	—	(41)
Net cash provided by (used in) financing activities	$13,236	$(3,413)
Net change in cash and cash equivalents	(11,506)	877
Effect of exchange rate changes on cash and cash equivalents	26	39
Cash and cash equivalents at beginning of period	13,941	5,167
Cash and cash equivalents at end of period	$2,461	$6,083

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2025	2024
Cash interest paid	$320	$931
Income taxes paid	$103	$38
Noncash investing and financing activities:
Earnout liability settled in stock	$—	$90
Bonus liability settled in stock	$—	$40
Issuance of Common Stock for settlement of deferred consideration	$2,400	$—
Accrued dividends on preferred stock	$267	$266
Issuance of Common Stock for payment of accrued preferred stock dividends	$267	$267

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Total
Balances as of March 31, 2025	1	$3,559	15,984	$194	504	$(12,193)	$548,405	$(500,908)	$(305)	$38,752	$(960)	$37,792
Foreign exchange translation	—	—	—	—	—	—	—	—	16	16	—	16
Stock-based compensation	—	—	—	—	—	—	418	—	—	418	—	418
Issuance of Common Stock for deferred consideration	—	—	677	1	—	—	2,399	—	—	2,400	—	2,400
Issuance of Common Stock in connection with employee equity awards	—	—	748	—	—	—	9	—	—	9	—	9
Treasury shares withheld for employee taxes	—	—	(326)	—	326	(965)	—	—	—	(965)	—	(965)
Preferred stock dividends paid in Common Stock	—	—	27	—	—	—	89	—	—	89	—	89
Preferred stock dividends accrued	—	—	—	—	—	—	—	(89)	—	(89)	—	(89)
Net loss	—	—	—	—	—	—	—	(3,560)	—	(3,560)	44	(3,516)
Balances as of June 30, 2025	1	$3,559	17,110	$195	830	$(13,158)	$551,320	$(504,557)	$(289)	$37,070	$(916)	$36,154
Foreign exchange translation	—	—	—	—	—	—	—	—	(33)	(33)	—	(33)
Stock-based compensation	—	—	—	—	—	—	494	—	—	494	—	494
Proceeds from common stock warrant exercises	—	—	1,948	2	—	—	5,841	—	—	5,843	—	5,843
Preferred stock dividends paid in Common Stock	—	—	19	—	—	—	89	—	—	89	—	89
Preferred stock dividends accrued	—	—	—	—	—	—	—	(89)	—	(89)	—	(89)
Issuance of Common Stock for ATM, net of fees	—	—	50	—	—	—	250	—	—	250	—	250
Net loss	—	—	—	—	—	—	—	(5,589)	—	(5,589)	44	(5,545)
Balances as of September 30, 2025	1	$3,559	19,127	$197	830	$(13,158)	$557,994	$(510,235)	$(322)	$38,035	$(872)	$37,163
Foreign exchange translation	—	—	—	—	—	—	—	—	43	43	—	43
Stock-based compensation	—	—	—	—	—	—	1,027	—	—	1,027	—	1,027
Preferred stock dividends paid in Common Stock	—	—	26	—	—	—	89	—	—	89	—	89
Preferred stock dividends accrued	—	—	—	—	—	—	—	(89)	—	(89)	—	(89)
Issuance of Common Stock for ATM, net of fees	—	—	178	—	—	—	386	—	—	386	—	386
Issuance of common stock for Board of Directors compensation	—	—	97	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(924)	—	(924)	49	(875)
Balances as of December 31, 2025	1	$3,559	19,428	$197	830	$(13,158)	$559,496	$(511,248)	$(279)	$38,567	$(823)	$37,744

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Total
Balances as of March 31, 2024	1	$3,559	15,699	$194	289	$(11,978)	$545,996	$(504,153)	$(345)	$33,273	$(1,122)	$32,151
Foreign exchange translation	—	—	—	—	—	—	—	—	55	55	—	55
Stock-based compensation	—	—	—	—	—	—	470	—	—	470	—	470
Treasury stock acquired	—	—	(184)	—	184	(188)	—	—	—	(188)	—	(188)
Fees incurred in connection with ATM offering	—	—	—	—	—	—	(42)	—	—	(42)	—	(42)
Issuance of common stock for acquiree consideration	—	—	29	—	—	—	41	—	—	41	—	41
Preferred stock dividends paid in stock	—	—	64	—	—	—	89	—	—	89	—	89
Preferred stock dividends accrued	—	—	—	—	—	—	—	(89)	—	(89)	—	(89)
Net loss (income)	—	—	—	—	—	—	—	(3,073)	—	(3,073)	23	(3,050)
Balances as of June 30, 2024	1	$3,559	15,608	$194	473	$(12,166)	$546,554	$(507,315)	$(290)	$30,536	$(1,099)	$29,437
Foreign exchange translation	—	—	—	—	—	—	—	—	(7)	(7)	—	(7)
Stock-based compensation	—	—	—	—	—	—	503	—	—	503	—	503
Issuance of Class A common stock for earnout commitment	—	—	108	—	—	—	88	—	—	88	—	88
Treasury stock acquired	—	—	(31)	—	31	(27)	—	—	—	(27)	—	(27)
Preferred stock dividends paid in stock	—	—	100	—	—	—	89	—	—	89	—	89
Preferred stock dividends accrued	—	—	—	—	—	—	—	(89)	—	(89)	—	(89)
Net loss (income)	—	—	—	—	—	—	—	(1,287)	—	(1,287)	84	(1,203)
Balances as of September 30, 2024	1	$3,559	15,785	$194	504	$(12,193)	$547,234	$(508,691)	$(297)	$29,806	$(1,015)	$28,791
Foreign exchange translation	—	—	—	—	—	—	—	—	(9)	(9)	—	(9)
Stock-based compensation	—	—	—	—	—	—	490	—	—	490	—	490
Issuance of common stock for Board of Directors compensation	—	—	74	—	—	—	—	—	—	—	—	—
Preferred stock dividends paid in stock	—	—	89	—	—	—	89	—	—	89	—	89
Preferred stock dividends accrued	—	—	—	—	—	—	—	(89)	—	(89)	—	(89)
Exercise of common stock warrant	—	—	10	—	—	—	30	—	—	30	—	30
Net income	—	—	—	—	—	—	—	7,113	—	7,113	48	7,161
Balances as of December 31, 2024	1	$3,559	15,958	$194	504	$(12,193)	$547,843	$(501,667)	$(306)	$37,430	$(967)	$36,463

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

Our Class A common stock, par value $0.001 per share (the "Common Stock"), is listed on The Nasdaq Stock Market (“Nasdaq”) under the symbol “CNVS.”

Financial Condition and Liquidity

We have a history of net losses, and for the three and nine months ended December 31, 2025 the Company had a net loss attributable to Common Stockholders of $(1.0) million and $(10.3) million, respectively. We may continue to generate net losses for the foreseeable future. As of December 31, 2025, the Company has an accumulated deficit of $(511.2) million and negative working capital of $(1.4) million. Net cash used in operating activities for the nine months ended December 31, 2025 was $23.3 million and included $7.9 million of incremental investment in our content portfolio via advances or minimum guarantee payouts.

The Company is party to a Loan, Guaranty, and Security Agreement, as amended on April 8, 2025, with East West Bank (the "Line of Credit Facility") providing for borrowings of up to $12.5 million guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and our subsidiaries’ assets. The facility includes provisions that allow for an increase in total borrowing capacity up to $15.0 million, subject to lender approval.

As of December 31, 2025, $8.3 million was outstanding on the Line of Credit Facility. Under the Line of Credit Facility, the Company is subject to certain financial and non-financial covenants including terms which require the Company to maintain certain metrics and ratios, to maintain certain minimum cash on hand, and to report financial information to our lender on a periodic basis. The Line of Credit Facility bears interest at a rate equal to 1.25% above the prime rate, equal to 8.0% as of December 31, 2025. The Line of Credit Facility matures on April 8, 2028. Please see Note 7 - Debt, for further information regarding the Company's Line of Credit Facility.

On May 3, 2024, the Company entered into a sales agreement (the “2024 Sales Agreement”) with A.G.P./Alliance Global Partners and The Benchmark Company, LLC (collectively, the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of Common Stock. Shares of Common Stock may be offered and sold for an aggregate offering price of up to $15 million. The Sales Agents’ obligations to sell shares under the 2024 Sales Agreement are subject to satisfaction of certain conditions, including the continuing effectiveness of the Registration Statement on Form S-3 (Registration No. 333-273098) (the “Registration Statement”) filed by the Company with the U.S. Securities and

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Exchange Commission (the “SEC”) on June 30, 2023 and declared effective by the SEC on January 25, 2024, and other customary closing conditions. The Company will pay the Sales Agents a commission of 3.0% of the aggregate gross proceeds from each sale of shares and has agreed to provide the Sales Agents with customary indemnification and contribution rights. The Company has also agreed to reimburse the Sales Agents for certain specified expenses. The Company is not obligated to sell any shares under the ATM (“At-the-Market”) Sales Agreement. Any sales of shares made under the ATM Sales Agreement will be made pursuant to the effective shelf registration statement, for an aggregate offering price of up to $30 million. During the three and nine months ended December 31, 2025, the Company sold 178 thousand and 228 thousand shares for net proceeds of $386 thousand and $636 thousand, respectively, after deduction of commissions and fees.

The Company will continue to invest in content development and acquisitions, from which it believes it will obtain an appropriate return on its investment. As of December 31, 2025 and March 31, 2025, short-term content advances were $7.9 million and $6.7 million, respectively, and content advances, net of current portion, were $9.2 million and $4.1 million, respectively.

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

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Property and Equipment, Net

Property and equipment, net are stated at cost, less accumulated depreciation and amortization. Depreciation expense is recorded using the straight-line method over the estimated useful lives of the respective assets as follows:

Computer equipment and software	3 – 5 years
Internal use software	3 – 5 years
Machinery and equipment	3 – 10 years
Furniture and fixtures	3 – 7 years

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

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s intangible assets included the following (in thousands):

	As of December 31, 2025
	Cost Basis	Accumulated Amortization	Net
Content library	$25,090	$(21,936)	$3,154
Advertiser relationships and channel	12,844	(5,496)	7,348
Customer relationships	8,690	(8,349)	341
Software	3,199	(1,440)	1,759
Tradenames, trademarks and patents	3,986	(3,303)	683
Capitalized content	6,964	(2,516)	4,448
Total intangible assets	$60,773	$(43,040)	$17,733

	As of March 31, 2025
	Cost Basis	Accumulated Amortization	Net
Content library	$24,251	$(21,724)	$2,527
Advertiser relationships and channel	12,832	(4,211)	8,621
Customer relationships	8,690	(8,145)	545
Software	3,200	(1,200)	2,000
Tradenames, trademarks and patents	3,961	(3,203)	758
Capitalized content	4,816	(1,099)	3,717
Total intangible assets	$57,750	$(39,582)	$18,168

The Company had amortization expense of $1.1 million and $3.1 million for the three and nine months ended December 31, 2025, respectively, and $0.8 million and $2.3 million for the three and nine months ended December 31, 2024, respectively.

As of December 31, 2025, amortization expense is expected to be (in thousands):

Total
In-process intangible assets	$895
Remainder of fiscal year 2026	1,189
2027	4,286
2028	3,015
2029	1,818
2030	1,414
Thereafter	5,116
Total	$17,733

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

Impairment of Long-lived and Finite-lived Intangible Assets

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

be recognized. An impairment loss will be recognized if the asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. There were no impairment charges recorded for long-lived and finite-lived intangible assets during the three and nine months ended December 31, 2025 and 2024.

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

The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or to perform the quantitative impairment test. The Company annually assesses goodwill for potential impairment during its fiscal fourth quarter, or sooner if events occur or circumstances indicate it would be more likely than not that fair value would be reduced below its carrying amount. No goodwill impairment charge was recorded during the three and nine months ended December 31, 2025 and 2024.

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
•
Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)
•
Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

There were no assets and liabilities carried at fair value as of December 31, 2025.

Content Advances

Content advances represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record a provision for amounts that we expect may not be recoverable. Amounts which are expected to be recovered in more than 12 months are classified as long term and presented within content advances, net of current portion, which were $9.2 million and $4.1 million as of December 31, 2025 and March 31, 2025 respectively. For the three and nine months ended December 31, 2025, the Company recognized a reduction in our reserve for the recovery of advances in the amount of $50 thousand and $293 thousand, respectively. For the three and nine months ended December 31, 2024, the Company recognized a reduction in its reserve for the recovery of advances in the amount of $67 thousand and $37 thousand, respectively.

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of
	December 31, 2025	March 31, 2025
Amounts due to producers	$8,955	$16,488
Accounts payable	8,244	7,298
Accrued compensation and benefits	1,529	1,398
Accrued other expenses	3,340	5,925
Total Accounts Payable and Accrued Expenses	$22,068	$31,109

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

The final deferred consideration payment of $559 thousand related to the FTV acquisition was paid in cash during the nine months ended December 31, 2025.

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

The following tables present the Company’s disaggregated revenue by source (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Streaming and digital	$11,488	$14,128	$30,151	$31,920
Base distribution	3,516	24,481	6,377	26,153
Podcast and other	1,282	2,058	3,216	4,374
Other non-recurring	—	73	18	159
Total Revenue	$16,286	$40,740	$39,762	$62,606

The Company's Streaming and digital revenue pertains to its OTT business, including the licensing, service, advertising, and subscription revenue related to the Company's streaming business and partnerships. Base distribution revenue relates to non-streaming revenue, including Theatrical revenue, license fees and the sale of DVDs and Blu-ray Discs. Podcast and other revenue primarily relate to the Company's Bloody Disgusting Podcast Network. As the Company satisfies its performance obligations from these revenue sources, whether relating to the delivery of digital content, physical goods, or licensing, revenue is generally measured at a point in time.

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

A summary of the movements of our allowances for credit losses as of December 31, 2025 (in thousands):

Allowance for credit losses as of March 31, 2025	$307
Increase in estimated provision	99
Allowance for credit losses as of June 30, 2025	406
Increase in estimated provision	39
Allowance for credit losses as of September 30, 2025	445
Increase in estimated provision	59
Allowance for credit losses as of December 31, 2025	$504

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

The ending deferred revenue balance, including current and non-current balances as of December 31, 2025 and March 31, 2025, was $8 thousand and $183 thousand, respectively. In each period, the additions to our deferred revenue balance are due to cash payments received or due in advance of satisfying performance obligations, while the reductions are due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

Cineverse Corp.

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

Concentrations

For the three and nine months ended December 31, 2025, a single customer represented 23% and 26% of revenues, respectively. For the three and nine months ended December 31, 2024, a single customer represented 56% and 37% of revenues, respectively.

Direct Operating Expenses

Direct operating expenses consist of cost of revenue, fulfillment expenses, shipping costs, property taxes and insurance on systems, royalty expenses, reserves against advances and marketing and direct personnel costs.

Stock-based Compensation

The Company issues stock-based awards to employees and non-employees, generally in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights ("SARs") and performance stock units ("PSUs"). The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments, including grants of stock options and restricted stock units and modifications to existing stock options, to be recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss based on their fair values. The Company measures the compensation expense of employee and non-employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized on a straight-line basis over the period during which the employee or non-employee is required to provide service in exchange for the award. The fair values of options and SARs are calculated as of the date of grant using the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility, risk-free rate and expected term. The Company’s estimates of these assumptions are primarily based on the trading price of the Company’s stock, historical data, peer company data and judgment regarding future trends and factors. Forfeitures are recognized as they occur.

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

The Company accounts for uncertain tax positions in accordance with an amendment to FASB ASC Topic 740-10, Income Taxes (Accounting for Uncertainty in Income Taxes), which clarified the accounting for uncertainty in tax positions. This amendment provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded. The Company had no uncertain tax positions as of December 31, 2025 and March 31, 2025.

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

In November 2024, the FASB issued ASU 2024-03, "Income Statement-Reporting Comprehensive Income- Expense Disaggregation Disclosures (Topic 220)", requiring all public business entities to provide additional disclosure of the nature of expenses included in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, on a prospective basis, with early adoption permitted. The Company is currently evaluating the impact on our financial statement disclosures.

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

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. SEGMENT INFORMATION

The Company operates as a single reportable segment. The Company’s Chief Operating Decision Maker ("CODM"), its Chief Executive Officer, reviews financial information on a consolidated basis to make operating decisions, assess financial performance, and allocate resources.

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

The following table presents financial information with respect to the Company’s single operating segment:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenues	$16,286	$40,740	$39,762	$62,606
Less:
Royalty expense	1,658	16,410	5,872	21,423
License, participation and technology costs	1,464	2,225	5,168	5,605
Other direct operating costs	1,927	1,802	4,030	3,874
Compensation and related	5,811	7,331	17,442	16,690
Professional services	1,588	833	4,270	2,616
Advertising and marketing	2,044	614	5,355	952
Other general and administrative	1,247	1,143	3,982	2,866
Depreciation and amortization	1,203	946	3,411	2,783
Total operating expenses	16,942	31,304	49,530	56,809
Operating (loss) income	(656)	9,436	(9,768)	5,797
Interest expense	(195)	(2,342)	(64)	(3,110)
Other (expense) income, net	(5)	73	(51)	238
Net (loss) income before income taxes	(856)	7,167	(9,883)	2,925
Income tax expense	(19)	(6)	(53)	(19)
Net (loss) income	$(875)	$7,161	$(9,936)	$2,906

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

As of December 31, 2025 and March 31, 2025, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable was $0 as of December 31, 2025 and March 31, 2025 included in accounts receivable, net on the accompanying Condensed Consolidated Balance Sheets.

The accompanying Condensed Consolidated Statements of Operations includes digital cinema servicing revenue from CDF2 Holdings in the amount of $0 for the three and nine months ended December 31, 2025 and 2024.

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total Stockholders’ Deficit of CDF2 Holdings as of December 31, 2025 and March 31, 2025 was $59.2 million. We have no obligation to fund the operating loss or the stockholders’ deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of December 31, 2025 and March 31, 2025 is carried at $0.

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

5. STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2025 and March 31, 2025, the number of shares of Common Stock authorized for issuance was 275 million shares.

During the three months ended December 31, 2025, the Company issued 301 thousand shares of Common Stock.
This was comprised of 26 thousand common shares issued as payment for preferred stock dividends, 178 thousand shares issued in connection with ATM sales, and 97 thousand retainer shares issued for the Board of Directors.

During the nine months ended December 31, 2025, the Company issued 3.4 million shares of Common Stock. This was comprised of 422 thousand shares, net of treasury shares, issued in connection with employee equity award, 1.9 million shares of common stock issued in connection with warrant exercises and 72 thousand shares for preferred stock dividends. In addition to the above, the Company also issued 677 thousand shares for acquiree deferred consideration, 228 thousand shares issued in connection with ATM sales and 97 thousand retainer shares issued for the Board of Directors.

During the three months ended December 31, 2024, the Company issued 173 thousand shares of Common Stock.
This was comprised of 89 thousand shares for preferred stock dividends and 74 thousand shares for payment of compensation to the board of directors. In addition, the Company issued 10 thousand shares in relation to the exercise of common stock warrants.

During the nine months ended December 31, 2024, in addition to the activities cited above, the Company also purchased 215 thousand shares as part of the share repurchase program, paid preferred stock dividends through the issuance of 164 thousand common shares, issued 108 thousand shares for payment of compensation to former owners of an acquired entity and issued 29 thousand shares for acquiree consideration.

Common Stock Warrants

As of December 31, 2025 and March 31, 2025, the number of warrants exercisable for shares of Common Stock was 0.7 million and 2.7 million, respectively. During the nine months ended December 31, 2025, 1.9 million warrants were exercised for net proceeds of $5.8 million. No warrants were exercised during the three months ended December 31, 2025.

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Preferred Stock

Cumulative dividends in arrears on Series A Preferred Stock were $89 thousand as of December 31, 2025 and 2024, respectively. During the three and nine months ended December 31, 2025 and 2024, the Company paid preferred stock dividends in arrears of $89 thousand and $89 thousand in the form of shares of Common Stock, respectively. The Company has the right to pay preferred stock dividends in cash or stock, at the Company's discretion.

Treasury Stock

We have treasury stock of 830 thousand and 504 thousand shares of Common Stock as of December 31, 2025 and March 31, 2025, respectively. During the nine months ended December 31, 2025, the Company retained 326 thousand shares of common stock as treasury stock related to the payment of employee taxes for restricted stock awards issued to employees.

Equity Incentive Plans

Stock Based Compensation Awards

The Company has issued awards under the 2017 Equity Incentive Plan (the “2017 Plan").

In August 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan). The 2017 Plan replaced the 2000 Plan, and applies to employees and directors of, and consultants to, the Company. The 2017 Plan provides for the issuance of up to 2,055 thousand shares of Common Stock as of December 8, 2023, in the form of various awards, including stock options, SARs, RSAs, RSUs, performance awards, stock and cash awards.

During the nine months ended December 31, 2025, 85 thousand SARs were issued and 5 thousand were forfeited.

During the nine months ended December 31, 2025, the Company issued 1,636 thousand RSUs to certain employees. The issued RSUs vest over a 3-year period and had a fair value of 5.2 million, or $3.17 per RSU.

During the nine months ended December 31, 2025, approximately 68 thousand RSAs and 68 thousand RSUs were forfeited, and 374 thousand RSAs and 374 thousand RSUs vested during the period. During the nine months ended December 31, 2025, the Company issued 50 thousand RSAs to certain employees. A total of 748 thousand shares of Common Stock were issued in connection with employee equity award activity. To facilitate the payment of employee payroll taxes related to this vesting event, 326 thousand shares of Common Stock were deducted from the shares distributed to employees. The 326 thousand shares of Common Stock were retained by the Company as Treasury stock and the employee payroll taxes were paid with cash on hand.

For the three and nine months ended December 31, 2025, the Company incurred stock-based compensation expense of $1.0 million and $1.9 million, respectively, of which $83 thousand and $248 thousand were related to Board of Directors compensation. Share-based compensation expense is reported within Selling, General and Administrative expenses in our Condensed Consolidated Statements of Operations.

For the three and nine months ended December 31, 2024, the Company incurred stock-based compensation expense of $0.5 million and $1.5 million, respectively, of which $83 thousand and $248 thousand were related to Board of Directors compensation. Share-based compensation expense is reported within Selling, General and Administrative expenses in our Condensed Consolidated Statements of Operations.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
	(in thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stock holders	$(1,013)	$7,024	$(10,340)	$2,485
Less: earnings attributable to participating common warrant holders	—	(1,009)	—	(359)
Net income (loss) attributable to common stock holders - basic and diluted	$(1,013)	$6,015	$(10,340)	$2,126

Denominator:
Weighted average shares of common stock - basic	19,218,347	15,879,951	18,223,277	15,765,996
Effect of dilutive common stock equivalents	—	1,894,289	—	1,806,734
Weighted average shares of common stock - diluted	19,218,347	17,774,240	18,223,277	17,572,730

Earnings per share:
Basic earnings (loss) per share	(0.05)	0.38	(0.57)	0.13
Effect of dilutive common stock equivalents	—	(0.04)	—	(0.01)
Diluted earnings (loss) per share	$(0.05)	$0.34	$(0.57)	$0.12

The following common equivalent shares outstanding at period-end have been excluded from the computation of earnings per share, as their inclusion would have been anti-dilutive:

	Three and Nine Months Ended December 31,
	2025	2024
Options to purchase common stock	—	400
Stock appreciation rights	843,325	770,969
Restricted stock units and awards	3,056,132	1,894,289
Warrants to purchase common stock	706,667	2,656,667

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. DEBT

Line of Credit Facility

The Company is party to a Loan, Guaranty, and Security Agreement, as amended on April 8, 2025, with East West Bank (the "Line of Credit Facility") providing for borrowings of up to $12.5 million guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and our subsidiaries’ assets. The facility includes provisions that allow for an increase in total borrowing capacity up to $15.0 million, subject to lender approval. Under the Line of Credit Facility, the Company is subject to certain financial and non-financial covenants which require the Company to maintain certain metrics and ratios, maintain certain minimum cash on hand and to report financial information to our lender on a periodic basis. As of December 31, 2025, the Company was out of compliance with a debt covenant. The Company has received a waiver from East West Bank waiving this violation until the next measurement date of April 30, 2026.

As of December 31, 2025, $8.3 million was outstanding on the Line of Credit Facility and there are unamortized issuance costs of $142 thousand included in other long-term assets on our Condensed Consolidated Balance Sheets.

During the three and nine months ended December 31, 2025, the Company had interest expense, including cash interest and amortization, of $0.1 million and $0.2 million related to its Line of Credit Facility, respectively. During the three and nine months ended December 31, 2024, the Company had interest expense, including cash interest and amortization, of $0.2 million and $0.5 million related to its Line of Credit Facility, respectively.

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

During the nine months ended December 31, 2025, the Company negotiated a reduction to the accrued Participation Interest of $375 thousand and made a final payment of $944 thousand to the T3 Lender. The $375 thousand reduction to Participation Interest was recorded as a reduction to interest expense in our Condensed Consolidated Statement of Operations for the nine months ended December 31, 2025.

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. COMMITMENTS AND CONTINGENCIES

Leases

Cineverse operates in a remote environment without domestic operating leases. The Company previously maintained one domestic operating lease acquired through the acquisition of Digital Media Rights ("DMR"), which was subleased to a third-party. The Company was not relieved of its original lease obligation and therefore recognized both a lease liability and right-of-use asset as part of the arrangement through the end of the lease term in January 2025. In addition, the Company has three operating leases related to its Cineverse India operations, with expiration dates in July 2027. Expenses related to these leases were $75 thousand and $197 thousand during the three and nine months ended December 31, 2025, respectively, and $117 thousand and $351 thousand during the three and nine months ended December 31, 2024, respectively.

The Company did not have any sublease arrangements during the three and nine months ended December 31, 2025, and accordingly did not recognize any sublease income. The Company recognized $46 thousand and $138 thousand of sublease income related to its subleasing arrangement during the three and nine months ended December 31, 2024, respectively.

The table below presents the lease-related assets and liabilities recorded on our Condensed Consolidated Balance Sheets (in thousands):

		As of
	Classification on the Balance Sheet	December 31, 2025	March 31, 2025
Assets
Noncurrent	Other long-term assets	$446	$435
Liabilities
Current	Operating leases liabilities	290	187
Noncurrent	Operating leases liabilities, net of current	182	275
		$472	$462

The table below presents the annual gross undiscounted cash flows related to the Company's operating lease commitments (in thousands):

Fiscal year ending March 31,	Operating Lease Commitments
2026 (remainder of the fiscal year)	$75
2027	310
2028	106
Thereafter	—
Total lease payments	$491
Less imputed interest	(19)
Total	$472

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

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. INCOME TAXES

We calculate income tax expense based upon an annual effective tax rate forecast, which includes estimates and assumptions. We recognized income tax expense of $19 thousand and $53 thousand for the three and nine months ended December 31, 2025, respectively. We recognized income tax expense of $6 thousand and $19 thousand for the three and nine months ended December 31, 2024, respectively. Our income tax expense is attributable to taxable income earned in India relating to transfer pricing as well as state income taxes in the U.S.

We have recorded income tax expense of $53 thousand for the nine months ended December 31, 2025 related to U.S. state and foreign income taxes. We have not recorded tax benefits on our U.S. deferred tax assets because we continue to provide a valuation allowance for all our U.S. net deferred tax assets as of December 31, 2025 as it is more likely than not that the assets will not be recovered based on an insufficient history of earnings.

Our effective tax rate for the three and nine months ended December 31, 2025 was (0.8)% and (0.5)%, respectively. Our effective tax rate for the three and nine months ended December 31, 2024 was 0.1% and 0.6%, respectively.

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

10. Subsequent Events

The Company evaluated subsequent events through the date these condensed consolidated financial statements were issued.

Asset Acquisition

On January 7, 2026, the Company entered into an asset purchase agreement with Giant Worldwide, a global media services provider serving the world's leading Hollywood studios and streaming platforms, as previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on January 7, 2026.

IndiCue Acquisition

On February 13, 2026 (the “Closing Date”), Cineverse Corp. purchased all of the issued and outstanding equity securities (the “Acquisition”) of IndiCue, Inc., a Delaware corporation (“IndiCue”), a next-generation CTV monetization and engagement platform, built for media owners, publishers, and streaming platforms that want full control over their Connected TV advertising (the “IndiCue Business”), pursuant to that certain Stock Purchase Agreement (the “Purchase Agreement”), dated February 12, 2026, by and among the Company and IndiCue and its shareholders (collectively, the “Sellers”).

The purchase price for the Acquisition was $22,000,000, subject to working capital and other adjustments, consisting of (i) $12,800,000 in cash at closing and (ii) $9,200,0000 in Class A Common Stock, par value $0.001 per share, of the Company (the “Common Stock”), at a per share price equal to the greater, as of the date of the Purchase Agreement, of (A) the 5 day VWAP and (B) the Nasdaq Minimum Price, on the first anniversary of the closing, or earlier under certain circumstances. In addition, the Company will pay the Sellers certain post-closing earnout amounts (if any) based on IndiCue’s achievement of certain revenue growth targets and gross margin targets, payable in cash or shares of common stock under certain circumstances. The Agreement includes certain restrictive covenants of the Sellers, including noncompetition provisions, and requires $3 million of cash and $750 thousand of net working capital, net of cash, at closing.

Concurrently with the closing of the Acquisition, the Company entered into a registration rights agreement (the “IndiCue Registration Rights Agreement”) with the Sellers, pursuant to which the Company agreed to file a registration statement for the resale of the Registrable Securities (as defined in the IndiCue Registration Rights Agreement) with the SEC.

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Convertible Notes Issuance

On February 12, 2026, the Company issued and sold convertible notes in the aggregate principal amount of $13,000,000 (each, a “Note”) to certain lenders (individually, an “Investor” and collectively, the “Investors”) pursuant to those certain note purchase agreements (each, a “Purchase Agreement”), dated February 12, 2026, between the Company and each Investor.

The Notes mature on the earlier to occur of (i) the four-year anniversary of issuance and (ii) an event of default (such date, the “Maturity Date”). The Notes bear interest at a rate of 9% per annum payable in cash or, as to a portion, in shares of Common Stock in the holder’s discretion.

At any time after issuance of the Notes, the Investors may convert their Notes, in whole or in part, into shares of Common Stock, in accordance with the terms of the Notes at a conversion price per share of $2.00 (the “Conversion Price”), subject to customary adjustments upon any stock split, stock dividend, stock combination, recapitalization or similar events. The Company can require conversion in tranches of up to approximately 15% of the original principal amount of the Notes during each of the six-month periods beginning July 1, 2026 and ending December 31, 2028, with any unconverted tranches available on a cumulative basis in future tranches.

The Notes may be prepaid by paying 100% of the outstanding principal amount, interest on the outstanding principal amount through the earlier of the Maturity Date or the date that is 24 months from the date of prepayment, and warrants (the “Warrants”) to purchase the number of shares of Common Stock into which the principal amount then outstanding would be convertible at the Conversion Price, with such warrants having an exercise price equal to such Conversion Price and a term that ends on the Maturity Date.

The Notes rank junior to secured debt of the Company, including the Second Amended and Restated Loan, Guaranty, and Security Agreement, dated as of April 8, 2025, by and among East West Bank (the “Existing Lender”), the Company and the Guarantors party thereto.

Equity Offering

On February 12, 2026, Company agreed to sell in a public offering an aggregate of 1,500,000 shares (the “Shares”) of the Company’s Class A common stock (the “Common Stock”), at a purchase price of $2.00 per share, for aggregate gross proceeds of approximately $3.0 million, before deducting underwriting commissions and expenses payable by the Company (the “Offering”). We granted to the Underwriter an option to purchase up to an additional 225,000 shares (“Option Shares” and, together with the Shares, the “Offered Shares”) of common stock from us at the same price to the public, and with the same underwriting discount. The Offered Shares will be sold pursuant to an Underwriting Agreement (the “Underwriting Agreement”) with The Benchmark Company, LLC (the “Underwriter”) and pursuant a prospectus and prospectus supplement which are part of the Company’s shelf registration statement on Form S-3 (File No. 333-273098) filed with the Securities and Exchange Commission (the “SEC”).

The closing of the sale of the Shares occurred on February 17, 2026. The net proceeds to the Company from the sale of the Shares, after deducting the fees of the underwriter but before paying the Company’s estimated Offering expenses, is approximately $3.2 million, including the Option Shares that were purchased by the Underwriter. The Company intends to use the net proceeds from the sale of the Offered Shares for working capital and for other general corporate purposes, including the financing of content acquisition and development.

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

Financial Condition and Liquidity

As of December 31, 2025, the Company has an accumulated deficit of $(511.2) million and negative working capital of $(1.4) million. For the three and nine months ended December 31, 2025, the Company had a net loss attributable to the Company's common stock holders of $(1.0) million and $(10.3) million, respectively. Net cash used in operating activities for the nine months ended December 31, 2025 was $23.3 million, which included $7.9 million of incremental investment in our content portfolio via advances or minimum guarantee payouts. We may continue to generate net losses for the foreseeable future. During the nine months ended December 31, 2025, 1.9 million warrants were exercised for net proceeds of $5.8 million.

The Company is party to a Loan, Guaranty, and Security Agreement, as amended on April 8, 2025, with East West Bank (the "Line of Credit Facility") providing for borrowings of up to $12.5 million guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and our subsidiaries’ assets. The facility includes provisions that allow for an increase in total borrowing capacity up to $15.0 million, subject to lender approval. As of December 31, 2025, $8.3 million was outstanding on the Line of Credit Facility.

The Company will continue to invest in content development and acquisitions, from which it believes it will obtain an appropriate return on its investment. As of December 31, 2025 and March 31, 2025, short-term content advances were $7.9 million and $6.7 million, respectively, and long-term content advances, net of current portion, were $9.2 million and $4.1 million, respectively.

Our capital requirements will depend on many factors, and we may need to use existing capital resources and/or undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs. We believe our cash and cash equivalents, availability under our Line of Credit Facility and ability to use our ATM as of December 31, 2025 will be sufficient to support our operations for at least twelve months from the filing of this report.

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

Results of Operations for the three months ended December 31, 2025 and 2024 (unaudited) (in thousands):

Revenue

	For the Three Months Ended December 31,				As a % of Revenue
	2025	2024	$ Change	% Change	2025	2024
Streaming and digital	$11,488	$14,128	(2,640)	(19)%	70%	35%
Base distribution	3,516	24,481	(20,965)	(86)%	22%	60%
Podcast and other	1,282	2,058	(776)	(38)%	8%	5%
Other and non-recurring	—	73	(73)	(100)%	—	—
Total Revenue	$16,286	$40,740	$(24,454)	(60)%	100%	100%

Streaming and digital revenue for the three months ended December 31, 2025 decreased by $2.6 million, primarily due to strong digital release revenue of $2.8 million from Terrifier 3 in the prior period. This is partially offset by revenue growth of $1.5 million in our top channels. Programmatic revenue decreased by $1.2 million due to reduced advertiser demand.

Base distribution revenue decreased by $21.0 million for the three months ended December 31, 2025 compared to the three months ended December 31, 2024, primarily attributable to the strong theatrical release revenue of $22.8 million from Terrifier 3 in the prior period. This is partially offset by theatrical release revenue of $1.2 million in the current period.

Podcast and other revenue decreased by $0.8 million during the three months ended December 31, 2025, compared to same period in 2024 due to lower podcast direct advertising.

Direct Operating Expenses

	For the Three Months Ended December 31,				As a % of Revenue
	2025	2024	$ Change	% Change	2025	2024
Direct operating expenses	$5,049	$20,997	$(15,948)	(76)%	31%	52%

The $15.9 million decrease in Direct operating expenses for the three months ended December 31, 2025 was primarily driven by lower variable costs compared to the prior year quarter, which included royalty expenses for Terrifier 3, platform fees, freight, and fulfillment charges, offset by an increase in manufacturing costs related to Toxic Avenger.

Selling, General and Administrative Expenses

	For the Three Months Ended December 31,				As a % of Revenue
	2025	2024	$ Change	% Change	2025	2024
Compensation expense	$4,778	$6,574	$(1,796)	(27)%	29%	16%
Corporate expenses	1,588	832	756	91%	10%	2%
Share-based compensation	1,027	498	529	106%	6%	1%
Marketing expenses	2,043	72	1,971	2738%	13%	—
Other operating expenses	1,254	1,385	(131)	(9)%	8%	3%
Selling, General and Administrative	$10,690	$9,361	$1,329	14%	66%	22%

For the three months ended December 31, 2025 compared to three months ended December 31, 2024, compensation expense decreased by $1.8 million primarily due to a lower bonus accrual. Corporate expenses increased by $0.8 million reflecting higher professional services and legal expenses associated with strategic business and content acquisitions. Marketing expenses increased by $2.0 million primarily due to Toxic Avenger. For the three months ended December 31, 2024, $0.6 million Marketing expenses were included in Direct operating expenses.

Depreciation and Amortization Expense

	For the Three Months Ended December 31,				As a % of Revenue
	2025	2024	$ Change	% Change	2025	2024
Amortization of intangible assets	$1,118	$806	$312	39%	7%	2%
Depreciation of property and equipment	85	140	(55)	(39)%	1%	—
Depreciation and Amortization	$1,203	$946	$257	27%	8%	2%

Amortization expense increased by $0.3 million during the three months ended December 31, 2025 compared to the prior year quarter primarily due to increased capitalized content costs.

Interest Expense, Net

For the three months ended December 31, 2025, compared with the same period in 2024, interest expense decreased by $2.1 million to $0.2 million primarily due to higher interest participation in the prior year related to the T3 Loan, which was obtained and repaid during the prior fiscal year, lower borrowings under our line of credit, and lower interest rates.

Results of Operations for the nine months ended December 31, 2025 and 2024 (unaudited) (in thousands):

Revenues

	For the Nine Months Ended December 31,				As a % of Revenue
	2025	2024	$ Change	% Change	2025	2024
Streaming and digital	$30,151	$31,920	$(1,769)	(6)%	76%	51%
Base distribution	6,377	26,153	(19,776)	(76)%	16%	42%
Podcast and other	3,216	4,374	(1,158)	(26)%	8%	7%
Other and non-recurring	18	159	(141)	(89)%	—	—
Total Revenue	$39,762	$62,606	$(22,844)	(36)%	100%	100%

Streaming and digital revenue for the nine months ended December 31, 2025 decreased by $1.8 million compared to the same period in 2024, primarily driven by primarily due to strong digital release revenue of $2.8 million for Terrifier 3 in the prior period. This is partially offset by growth of $1.4 million in our top channels.

Base distribution revenue decreased by $19.8 million for the nine months ended December 31, 2025, compared to the same period in 2024, primarily due to the strong theatrical release revenue of $22.8 million in the prior period. This is partially offset by the theatrical and physical releases bringing in $2.0 million in the current period.

Podcast and other revenue declined by $1.2 million during the nine months ended December 31, 2025 compared to same period in 2024, due to lower podcast direct advertising.

Direct Operating Expenses

	For the Nine Months Ended December 31,				As a % of Revenue
	2025	2024	$ Change	% Change	2025	2024
Direct operating expenses	$15,070	$31,738	$(16,668)	(53)%	38%	51%

The decrease of $16.7 million in Direct operating Expenses for the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024 was primarily driven by lower variable costs, including royalty expenses and platform fees. The reduction also reflects higher recoupements on our content advances resulting in lower provision for royalty advance allowance. These decreases were partially offset by increased theatrical distribution fees related to Toxic Avenger and licensor costs.

Selling, General and Administrative Expenses

	For the Nine Months Ended December 31,				As a % of Revenue
	2025	2024	$ Change	% Change	2025	2024
Compensation expense	$15,468	$14,713	$755	5%	39%	24%
Corporate expenses	4,270	2,576	1,694	66%	11%	4%
Share-based compensation	1,939	1,471	468	32%	5%	2%
Marketing expenses	5,355	116	5,239	4516%	13%	—
Other operating expenses	4,017	3,412	605	18%	10%	6%
Selling, General and Administrative	$31,049	$22,288	$8,761	39%	78%	36%

For the nine months ended December 31, 2025 compared to nine months ended December 31, 2024, Compensation expenses increased by $0.8 million due to increased employee headcount. Corporate expenses increased by $1.7 million reflecting higher professional services and legal expenses associated with strategic business and content acquisitions. Marketing expenses increased primarily due to costs associated with Toxic Avenger. For the nine months ended December 31, 2024, $0.8 million of marketing expenses were included in Direct operating expenses. Other operating expenses increased by $0.6 million primarily due to increased administrative costs.

Depreciation and Amortization Expense

	For the Nine Months Ended December 31,				As a % of Revenue
	2025	2024	$ Change	% Change	2025	2024
Amortization of intangible assets	$3,115	$2,330	$785	34%	8%	4%
Depreciation of property and equipment	296	453	(157)	(35)%	1%	1%
Depreciation and Amortization	$3,411	$2,783	$628	23%	9%	5%

Amortization expense increased by $0.8 million during the nine months ended December 31, 2025, compared to 2024, primarily due to increased capitalized content costs.

Interest Expense, Net

For the nine months ended December 31, 2025, compared with the same period in 2024, interest expense decreased by $3.0 million, primarily due to higher interest participation in the prior year related to the T3 Loan, which was obtained and repaid during prior fiscal year, lower borrowings under our line of credit, and lower interest rates. In addition, during the nine months ended December 31, 2025, we recognized a $0.4 million discount on accrued interest provided by the T3 lender in exchange for the final payment made during the period.

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

Following is the reconciliation of our consolidated net (loss) income to Adjusted EBITDA (in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
Net (loss) income	$(875)	$7,161	$(9,936)	$2,906
Add Back:
Income tax expense	19	6	53	19
Depreciation and amortization ⁽¹⁾	1,332	1,031	3,755	3,039
Interest expense	195	2,342	64	3,110
Stock-based compensation	1,027	490	1,939	1,463
Other expense (income), net	5	(73)	51	(238)
Net income attributable to noncontrolling interest	(49)	(48)	(137)	(155)
Acquisition-related costs	603	—	603	—
Employee severance costs	97	—	144	27
Adjusted EBITDA	$2,354	$10,909	$(3,464)	$10,171

(1) - Includes $129 thousand and $344 thousand of amortization included in direct operating expenses on our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2025, respectively, and $85 thousand and $256 thousand for the three and nine months ended December 31, 2024, respectively.

Cash Flow

Changes in our cash flows were as follows (in thousands):

	For the Nine Months Ended December 31,
	2025	2024
Net cash (used in) provided by operating activities	$(23,308)	$4,945
Net cash used in investing activities	(1,434)	(655)
Net cash provided by (used in) financing activities	13,236	(3,413)
Net Change in Cash and Cash Equivalents	$(11,506)	$877

For the nine months ended December 31, 2025, net cash used in operating activities was primarily driven by loss from operations, excluding non-cash expenses such as depreciation, amortization and stock-based compensation, and other changes in working capital. Specifically, the adjustments are primarily driven by net cash outflows related to content advances made to partners for which initial expenditures are generally recovered within six to twelve months and operating prepayments and a decrease in accounts payable and accrued expenses.

Cash used in investing activities is primarily related to expenditures towards long-lived intangible and fixed assets, along with strategic acquisitions.

Cash flows from financing were primarily attributable to proceeds under the Line of Credit Facility, net of payments, and proceeds from common stock warrant exercises.

For the three and nine months ended December 31, 2024, net cash used in operating activities was primarily driven by loss from operations, excluding non-cash expenses such as depreciation, amortization, reserve for credit losses and stock-based compensation, including capitalized content spend and other changes in working capital.

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

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in the Exchange Act), as of December 31, 2025. Based on such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CINEVERSE CORP.

Date: February 17, 2026	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 17, 2026	By:	/s/ Mark Lindsey
Mark Lindsey Chief Financial Officer (Principal Financial Officer)