Form 10-K
period 2026-03-31
Cineverse Corp.
filed 2026-06-26
CIK 1173204

re

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer based on a price of $3.36 per share, the closing price of such common equity on The Nasdaq Stock Market, as of September 30, 2025, was $57,567,511 for purposes of the foregoing calculation, all directors, officers and shareholders who beneficially own 10% of the shares of such common equity have been deemed to be affiliates, but the Company disclaims that any of such persons are affiliates.

As of June 19, 2026, 23,417,021 shares of Class A Common Stock, par value $0.001 per share were outstanding.

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
•
the content we distribute through our in-theatre, online and mobile services may expose us to liability;
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

The Company has a long legacy in using technology to transform the entertainment industry and played a pioneering role in transitioning movie screens from traditional analog film prints to digital distribution. In recent years, Cineverse has transformed itself into a leading technology and independent streaming company.

Cineverse is a premier technology and entertainment company with its core streaming business operating as (i) a portfolio of owned and operated streaming channels with enthusiast fan bases; (ii) a large-scale global aggregator and full-service distributor of feature films and television programs; and (iii) a proprietary technology software-as-a-service platform for over-the-top (“OTT”) app development and content distribution through subscription video-on-demand ("SVOD"), dedicated ad-supported ("AVOD"), ad-supported streaming linear ("FAST") channels, social video streaming services, and audio podcasts. Our streaming channels reach audiences in several distinct ways: direct-to-consumer, through these major application platforms, and through third-party distributors of content on platforms.

The Company’s streaming technology platform, known as Matchpoint™, is a software-based streaming operating platform which provides clients with AVOD, SVOD, transactional video on demand ("TVOD") and linear capabilities, automates the distribution of content, and features a robust data analytics platform. Through the integration of Giant Worldwide, Matchpoint™ has expanded its automated media services ecosystem by adding deep operational expertise in digital delivery fulfillment, Master QC, content localization, and OTT content testing to longstanding studio relationships.

The Company’s Connected TV (“CTV”) monetization platform, IndiCue, provides proprietary location-based digital advertising technology solutions that offer advertisers a targetable, measurable, and accountable way to utilize CTV media and data solutions at scale. The Company also provides solutions for media owners, including an advertising platform for DOOH ("Digital Out-of-Home") networks that enables users to manage advertising inventory, optimize sales, and monetize unsold inventory.

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

Cineverse’s broad portfolio enables the Company to achieve significant market share on key consumer streaming devices and platforms. As its channel portfolio has grown, the Company’s viewership and subscription metrics have grown significantly. The Company has rights to a library of over 66,000 titles, has reached over 130 million streaming viewers, has over 1.5 million SVOD subscribers, and 25 million followers on social media. The Company is well positioned in a changing media and entertainment landscape. As a leading independent distributor, the Company believes the enthusiast segment provides a significant and underserved market opportunity on a global basis. Today, the Company operates channels in numerous specialty sectors, including faith and family, anime, action, horror, sports, Westerns, Asian, stand-up comedy, and other major segments. From time to time, the Company will cease operating or distributing channels that do not find adequate audiences or meet the needs of platforms or audiences. We believe our scaled channel portfolio, our superior capabilities in launching and managing channels at scale, and our strategic partnerships with key content owners and platforms will provide us with a strategic advantage to gain considerable market share in the foreseeable future.

Given our ability to centralize operations and reduce operating costs with our proprietary technology, the Company also pursues accretive mergers and acquisitions ("M&A") opportunities in order to grow profitably and fortify its competitive advantage.

As part of its M&A strategy, the Company:

•
explores opportunities for new technology and other revenue channels including e-commerce, podcasts and merchandise; and
•
leverages its proprietary tech platform MatchpointTM, which allows for onboarding multiple acquisitions concurrently.

The Company believes it is positioned to deliver sustained profitable growth in the future by executing on several key areas of focus:

•
Content: Acquiring and distributing high-quality, curated content through SVOD, AVOD and linear FAST channels.
•
Audience: Growing viewership and subscription numbers significantly beyond our current base of more than 76 million monthly viewers to potentially hundreds of millions of global viewers across billions of connected devices.
•
Technology and Distribution:
o
Expanding streaming content and media services businesses through its Matchpoint™ platform,
o
Offering targetable, measurable, and accountable CTV solutions through advertising technology.
o
Launching and scaling our portfolio of enthusiast streaming channels.
o
Accelerating the Company’s device and platform reach and further establishing key strategic advantages through expanded partnership deals with connected streaming TV companies including Amazon, Samsung, Roku, YouTube TV and Vizio, as well as large OEMs, cable companies and technology platforms including LG, Sling TV, and others; and
o
Licensing film and TV content to leading players in OTT streaming ecosystem with Amazon, Apple, Netflix and Google.
•
Financial Performance/Metrics:
o
Driving EBITDA through incremental revenue growth from technology product launches such as Matchpoint™, expansion of distribution, improved monetization and partnerships, and continuous efforts on cost mitigation.

Our common stock is listed on the Nasdaq Capital Market, or Nasdaq, under the symbol “CNVS.”

Our Strategy

We believe that our large content library, long-standing relationships with digital platforms, state of the art technologies and years of experience operating and growing streaming audiences will allow us to continue to build a diversified portfolio of services and offerings that generate recurring revenue streams from advertising, subscriptions, merchandising, and services. We believe that our success, market leadership and scale will continue to attract strong brands, media companies, and CTV supply partners.

We believe that we are well positioned to succeed in the streaming, media services and CTV advertising channel business for the following key reasons:

•
More than 15 years of experience as a primary distributor of content to scale third-party OTT platforms such as Netflix, Hulu, Amazon Prime, Tubi, Apple iTunes and more, and nearly seven years of history operating OTT channels with millions of downloads, hundreds of thousands of registered users, and hundreds of millions of discrete data points on our customer’s behavior and preferences;
•
The depth and breadth of our over 66,000 title film and television episode library;
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

EMPLOYEES

As of March 31, 2026, we had 300 employees, 291 full-time and 9 part-time, on-leave, or temporary. Of these employees, 159 are in operations, 50 are in sales and marketing, and 91 are in executive, finance, technology and administrative functions. There are 145 employees based in the United States and 155 employees based in India.

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

Strategic and financially appropriate acquisitions are a key component of our growth strategy. Although there are no acquisitions identified by us as probable at this time, we may make acquisitions of similar or complementary businesses or assets. Even if we identify appropriate acquisition candidates, we may be unable to successfully negotiate the terms of the acquisitions, finance them, integrate the acquired business into our then-existing business, obtain required regulatory approvals, and/or attract and retain customers. Completing an acquisition and integrating an acquired business may require a significant diversion of management time and resources and may involve assuming new liabilities. Any acquisition also involves the risks that the assets acquired may prove less valuable than expected, that we may assume unknown or unexpected liabilities, costs and problems, and/or that the anticipated benefits of the acquired business, when integrated, are not realized. If we make one or more significant acquisitions in which any of the consideration consists of our capital stock, your equity interest in the Company could be diluted, perhaps significantly. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash or obtain additional financing to consummate them.

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

Cinedigm Digital Funding 2, LLC ("CDF2") and CDF2 Holdings, LLC ("CDF2 Holdings") are our indirect wholly-owned, non-consolidated variable interest entities ("VIEs") that are intended to be special purpose, bankruptcy remote entities. CDF2 Holdings has entered into a lease (the “CHG Lease”) pursuant to which CHG-Meridian U.S. Finance, Ltd. provided sale/leaseback financing for digital cinema projection systems that were partially financed as part of the Phase II deployment of our legacy digital equipment business. The CHG Lease is non-recourse to Cineverse and our subsidiaries, excluding our VIEs, CDF2 and CDF2 Holdings, as the case may be. Our financial exposure related to the debt of CDF2 and CDF2 Holdings is limited to the $2.0 million initial investment we made into CDF2 and CDF2 Holdings. CDF2 Holding’s total stockholder’s deficit as of March 31, 2026, was $59.2 million. We have no obligation to fund the operating loss or the deficit beyond our initial investment, and accordingly, we carried our investment in CDF2 Holdings at $0 as of March 31, 2026 and 2025.

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

We have incurred long-term losses and have financed our operations principally through equity investments and borrowings. As of March 31, 2026, we had a negative working capital, defined as current assets less current liabilities, of $(12.2) million, and cash and cash equivalents of $3.4 million, and total equity of $43.4 million. The Company used $26.5 million of net cash flows for its operations for the year ended March 31, 2026.

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

Our success depends on the commercial success of media content, which is unpredictable. Operating in the motion picture and television industry involves a substantial degree of risk. Content is an individual artistic work, and inherently unpredictable audience reactions primarily determine commercial success. Generally, the popularity of content depends on many factors, including the critical acclaim received, the format of the initial release, for example, theatrical or direct-to-streaming, the actors and other key talent, the genre and the specific subject matter. The commercial success of movies and television programs also depends upon the quality and acceptance of movies or programs that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change. We cannot predict the future effects of these factors with certainty, any of which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. In addition, because a theatrical movie or streaming content's performance in ancillary markets, such as branded consumer goods, is often directly related to its box office performance or television ratings, poor box office results or poor television ratings may negatively affect future revenue streams. Our success will depend on the experience and judgment of our management to select and develop new content acquisition and investment opportunities. We cannot make assurances that movies and streaming content will obtain favorable reviews or ratings, will perform well at the box office or in ancillary markets or that broadcasters will license the rights to broadcast any of our content in development or renew licenses to use programs in our library. The failure to achieve any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

As of March 31, 2026 and 2025, the Company had $19.2 million and $16.2 million of net operating loss carryforwards as a deferred tax asset. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an ownership change (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss (“NOL”) carryforwards to offset its post-change income may be limited. Similar rules may apply under state tax laws. On November 1, 2017, we experienced an ownership change with respect to the acquisition by Bison of our equity. Accordingly, our ability to utilize our NOL carryforwards attributable to periods prior to November 1, 2017, is subject to substantial limitations. These limitations could result in increased future tax payments, which could be material. We experienced subsequent ownership changes under Section 382 on September 15, 2020 and November 1, 2022, which resulted in additional limitations in our ability to utilize our NOL carryforwards attributable to periods prior to September 15, 2020 and November 2022, respectively. The limitations triggered by the September 15, 2020 and November 1, 2022 ownership changes were significantly less substantial than the limitation triggered by the November 1, 2017 ownership change.

Our advertising technology growth is subject to the growth of connected television and the platforms to which we have access.

Our growth depends on the continued expansion of ad‑supported CTV and streaming and on our ability to access that demand and supply. If CTV advertising spend grows more slowly than expected, shifts toward walled gardens or platforms we cannot access, or concentrates among a limited number of large platforms or sellers, our operating results and growth prospects could be harmed. Because CTV inventory and demand are concentrated among a relatively small number of large publishers, platforms, and intermediaries, these participants may exert significant control over pricing, access, and transaction pathways, including favoring proprietary or exclusive solutions.

If we do not continue to acquire premium content, our advertising-related businesses will decline.

Our ability to attract advertising demand depends on maintaining and expanding access to high-quality CTV inventory across owned-and-operated properties and third-party partners. Our success in this regard depends on continued content acquisition, programming, distribution, and partner relationships. If we are unable to secure or retain premium inventory on favorable terms, or if partners shift inventory to competitors or proprietary channels, the volume, quality, and pricing power of inventory available through our platforms could decline.

Our profitability is impacted by sales channels and we are subject to pricing pressures at each stage in our advertising technology businesses' supply chain, which may negatively impact profitability.

We generate revenue primarily on a transactional basis, and our effective take rate varies by client, channel, and transaction type. Our revenue and margins are sensitive to shifts in mix, including between direct-sold and programmatic demand, and between reserved/guaranteed and open auction transactions. Buyers may demand pricing concessions, transparency, or rebates, while sellers may seek more favorable economics or guarantees. Changes in transaction mix or increased pricing pressure could reduce our take rate and profitability, even if overall spend on our platform grows.

Our advertising technology business does not have contractual protections against sudden customer loss which may expose us to a material decline in revenue.

Our relationships with buyers and sellers are generally non‑exclusive, may be terminated on relatively short notice, and typically do not include minimum volume or long‑term commitments, which exposes us to the risk of rapid and significant reductions in revenue. Buyers and sellers are generally free to do business with our competitors, purchase and sell advertising inventory directly with one another, or reduce or cease their use of our programmatic marketplace without penalty, which makes our business highly vulnerable to changes in the macro environment, price competition, and the availability of alternative solutions. Because the market for digital and CTV advertising is concentrated among a finite number of large buyers and sellers, if one or more significant buyers or sellers materially reduces spend or inventory flowing through our programmatic marketplace, or terminates its relationship with us, we could experience an immediate and significant decline in our revenue and profitability and degradation in the attractiveness of our platform to other participants.

Our advertising technology performance, scalability and viability requires continuous successful investment in order to stay competitive.

Our advertising technology is a complex, real‑time technology platform that must continuously process large volumes of ad requests and deliver campaigns across multiple devices and formats, particularly high‑bandwidth CTV environments. Any failure to maintain, scale, and enhance this platform could harm our business. We must invest significant resources in developing and improving our platform to respond to rapid changes in advertising technology, including advancements in AI, evolving industry standards, and new ad formats and transaction types. We may not successfully prioritize or execute these development efforts in a timely or cost‑effective manner.

If we are unable to scale the IndiCue platform to handle increased transaction volumes, manage infrastructure costs (including cloud and data center expenses), or maintain fast and reliable performance, we may experience service disruptions, degraded performance, loss of clients, margin compression, and increased financial strain.

Our business may be heavily influenced by artificial intelligence ("AI") and our ability to compete in an evolving regulatory landscape may expose us to cost and compliance risk.

Advancements in AI are changing the way content is distributed, bought, sold, and optimized. Our ability to effectively compete with competitors may depend in part on how successfully we incorporate AI into our business. Competitors, including larger platforms with greater resources, may integrate AI‑driven content preparation, distribution, bidding, optimization, forecasting, and measurement capabilities more quickly or effectively than we do. This could make their solutions more attractive to buyers and sellers and reduce demand. In addition, our use of AI may be subject to evolving legal and regulatory requirements and expectations, including with respect to data usage, transparency, bias, and accountability, and any failure to comply with such requirements or to manage related cybersecurity and intellectual property risks could result in increased compliance costs, regulatory scrutiny, litigation, or reputational harm.

An increase in privacy tools and laws may lead to a reduction in data available which may adversely impact our advertising technology business.

Our platform depends on the collection, processing, and use of data to help buyers and sellers target, measure and optimize advertising campaigns. Evolving privacy laws, platform policies, and privacy tools may reduce the availability or utility of such data and increase our compliance costs. Domestic and international data‑protection, privacy and digital‑advertising laws and regulations including, the GDPR, UK‑GDPR, CCPA, and similar state laws, as well as emerging rules targeting data brokers and digital advertising may restrict the types of data we, our partners, and clients can collect and use. These laws may also impose additional notice, consent, and opt‑out requirements, or require changes to our data practices and technical infrastructure. This could diminish the effectiveness and value of our platform and adversely affect our revenue.

Our place in our advertising technology supply chain exposes us to credit risk and material working capital commitments.

We may be required, or may elect, to pay sellers for impressions delivered prior to collecting, or even if we are unable to collect, corresponding amounts from buyers, including demand side platforms and other intermediaries that control large volumes of spend across multiple advertisers. If buyers delay payment, experience financial difficulties, or fail to pay amounts owed to us, particularly where underlying advertisers default or dispute charges, we may incur bad debt expense, be forced to use more of our working capital to fund payments to sellers, and be required to divert cash from other strategic uses, any of which could adversely affect our liquidity and results of operations.

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

The aggregate authorized offering price under our ATM Sales Agreement is $30 million. The market price for our Common Stock could decline, perhaps significantly, as a result of resales or issuances of a large number of shares of our Common Stock in the public market or even the perception that such resales or issuances could occur. In addition, we have outstanding a substantial number of convertible securities and warrants that are convertible and exercisable, as applicable, for shares of our Common Stock. These factors could also make it more difficult for us to raise funds through future offerings of our equity securities.

You will incur substantial dilution as a result of certain future equity issuances.

We have convertible notes and warrants currently outstanding which may be immediately converted or exercised to acquire shares of Common Stock. To the extent that these convertible notes or warrants are converted or exercised, as the case may be, or to the extent we issue additional shares of Common Stock in the future there will be further dilution to holders of shares of the Common Stock. In 2023, when stockholders approved a 20-for-1 reverse split of the Common Stock, stockholders did not approve proportionately reducing the number of authorized shares of Common Stock. Accordingly, we have 275,000,000 shares of Common Stock authorized for issuance and less than 10% of that number issued and outstanding, allowing for additional issuances that would result in significant dilution.

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

Under ASC 350, Goodwill, a sustained decline in share price represents a triggering event which would require the Company to test for impairment and there may be a risk that the Company incurs expenses related to goodwill impairment. No impairment was recognized during the year ended March 31, 2026. However, additional impairment may be incurred if there are future declines in the Company's share price.

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

The ongoing improvement of our cybersecurity measures is overseen by members of senior management. We do not employ or engage any third parties for cybersecurity consulting or monitoring, aside from technical support teams from our application vendors.

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

ITEM 2. PROPERTIES

As of March 31, 2026, we maintain an address at 224 W. 35th St., Suite 500 #947, New York, NY 10001.

Additionally, we entered into office lease arrangements, which expire in 2027, for our offices located in Kolkata, India.

Subsequent to the fiscal year ended March 31, 2026, we entered into new lease arrangements for office locations in New York, New York and Burbank, California with terms extending through 2029.

We do not own any real estate or invest in real estate or related investments.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

Our Common Stock trades publicly on Nasdaq, under the trading symbol “CNVS”. The following table shows the high and low sales prices per share of our Common Stock as reported by Nasdaq for the periods indicated:

	For the Fiscal Year Ended March 31,
	2026		2025
	HIGH	LOW	HIGH	LOW
April 1 – June 30	$5.31	$2.24	$1.48	$0.79
July 1 – September 30	$7.39	$3.20	$1.10	$0.74
October 1 – December 31	$3.55	$1.95	$3.99	$0.97
January 1 – March 31	$3.44	$1.77	$4.74	$3.16

The reported closing price per share of our Common Stock as reported by Nasdaq on June 19, 2026 was $2.97 per share. As of June 19, 2026, there were 61 holders of record of our Common Stock, not including beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

We have never paid any cash dividends on our Common Stock and do not anticipate paying any on our Common Stock in the foreseeable future. Any future payment of dividends on our Common Stock will be in the sole discretion of our Board of Directors.

The holders of our Series A 10% Non-Voting Cumulative Preferred Stock are entitled to receive dividends. There were $356 thousand of cumulative dividends in arrears on our Preferred Stock as of March 31, 2026.

PURCHASE OF EQUITY SECURITIES

In connection with the settlement in fiscal year 2024 of the Company’s fiscal year 2023 employee bonuses, the Company paid cash for the bonus-related payroll taxes upon the surrender to the Company by the employees of 222,761 shares to the Company.

On February 29, 2024, the Board approved the renewal of the Company's stock repurchase program to purchase up to an aggregate of 500,000 shares of its outstanding Common Stock. Acquisitions pursuant to the stock repurchase program may be made through a combination of open market repurchases in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, and/or other transactions at the Company’s discretion. The stock repurchase program, which is subject to certain consents, will expire on March 1, 2025 unless otherwise modified by the Board at any time in its sole discretion. Subsequently, on February 28, 2025, the Board approved the renewal for another year, at which time it expired on March 31, 2026.

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

OVERVIEW

Cineverse is a premier technology and entertainment company with its core streaming business operating (i) a portfolio of owned and operated streaming channels with enthusiast fan bases; (ii) a large-scale global aggregator and full-service distributor of feature films and television programs; and (iii) a proprietary technology software-as-a-service platform for over-the-top (“OTT”) app development and content distribution through subscription video on demand ("SVOD"), dedicated ad-supported ("AVOD"), ad-supported streaming linear ("FAST") channels, social video streaming services, and audio podcasts. Our streaming channels reach audiences in several distinct ways: direct-to-consumer, through these major application platforms, and through third-party distributors of content on platforms.

The Company’s streaming technology platform, known as Matchpoint™, is a software-based streaming operating platform which provides clients with AVOD, SVOD, transactional video on demand ("TVOD") and linear capabilities, automates the distribution of content, and features a robust data analytics platform. Through the integration of Giant Worldwide, Matchpoint™ has expanded its automated media services ecosystem by adding audience development, customer acquisition, and direct-to-consumer marketing capabilities supported by longstanding studio relationships and performance marketing expertise.

The Company’s Connected TV (“CTV”) monetization platform, IndiCue, provides proprietary location-based digital advertising technology solutions that offer advertisers a targetable, measurable, and accountable way to utilize CTV media and data solutions at scale. The Company also provides solutions for media owners, including an advertising platform for DOOH ("Digital Out-of-Home") networks that enables users to manage advertising inventory, optimize sales, and monetize unsold inventory.

Risks and Uncertainties

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Item 1A. Risk Factors” in this report.

Liquidity and Capital Resources

We have incurred net losses historically. For the year ended March 31, 2026, we have net loss attributable to common stockholders of $(9.2) million. As of March 31, 2026, we had an accumulated deficit of $510.1 million and net cash used in operations for the fiscal year ended March 31, 2026 was $26.5 million. We have negative working capital of $(12.2) million as of March 31, 2026, we may continue to generate net losses for the foreseeable future.

The Company is party to a Loan, Guaranty, and Security Agreement, as amended on April 8, 2025, with East West Bank (the "Line of Credit Facility") currently provides for borrowings of up to $12.5 million guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and our subsidiaries’ assets. The facility includes provisions that allow for an increase in total borrowing capacity up to $15.0 million, subject to lender approval.

As of March 31, 2026, $9.4 million was outstanding on the Line of Credit Facility. Under the Line of Credit Facility, the Company is subject to certain financial and non-financial covenants including terms which require the Company to maintain certain metrics and ratios, to maintain certain minimum cash on hand, and to report financial information to our lender on a periodic basis. Please see Note 5 - Debt for further information regarding the Company's Line of Credit Facility.

On February 17, 2026, the Company sold in a public offering an aggregate of 1,725,000 shares of Common Stock (the “Offered Shares”) at a price of $2.00 per share, for aggregate gross proceeds of approximately $3.45 million, before deducting underwriting commissions and expenses payable by the Company The Offered Shares were sold pursuant to an Underwriting Agreement with The Benchmark Company, LLC and pursuant a prospectus and prospectus supplement which are part of the Company’s shelf registration statement on Form S-3 (File No. 333-273098) filed with the SEC.

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

The Company can require conversion in tranches of up to approximately 15% of the original principal amount of the Notes during each of the six-month periods beginning July 1, 2026 and ending December 31, 2028, with any unconverted tranches available on a cumulative basis in future tranches. The Notes may be prepaid by paying 100% of the outstanding principal amount, interest on the outstanding principal amount through the earlier of the Maturity Date or the date that is 24 months from the date of prepayment, and warrants (the “Warrants”) to purchase the number of shares of Common Stock into which the principal amount then outstanding would be convertible at the Conversion Price, with such warrants having an exercise price equal to such Conversion Price and a term that ends on the Maturity Date. The Notes rank junior to secured debt of the Company, including the Line of Credit Facility.

On May 3, 2024, the Company entered into an at-the-market, or ATM, Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners and The Benchmark Company, LLC (collectively, the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of its Class A common stock, par value $0.001 per share (the “Common Stock”). Shares of Common Stock may be offered and sold for an aggregate offering price of up to $15 million. The Sales Agents’ obligations to sell shares under the Sales Agreement are subject to satisfaction of certain conditions, including the continuing effectiveness of the Registration Statement on Form S-3 (Registration No. 333-273098) (the “Registration Statement”) filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on June 30, 2023 and declared effective by the SEC on January 25, 2024, and other customary closing conditions. The Company will pay the Sales Agents a commission of 3.00% of the aggregate gross proceeds from each sale of shares and has agreed to provide the Sales Agents with customary indemnification and contribution rights. The Company has also agreed to reimburse the Sales Agents for certain specified expenses. The Company is not obligated to sell any shares under the Sales Agreement. During the year ended March 31, 2026, the Company sold 397 thousand shares for net proceeds of $1.0 million, after deduction of commissions and fees.

On April 5, 2024, Cineverse Terrifier LLC (“T3 Borrower”), a wholly-owned subsidiary of the Company entered into a Loan and Security Agreement with BondIt LLC (“T3 Lender”) and the Company, as a guarantor (the “T3 Loan Agreement”). The T3 Loan Agreement provides for a term loan with a principal amount not to exceed $3,666,000 (the “T3 Loan”), and a maturity date of April 1, 2025. The T3 Loan incurred no interest until the maturity date other than an interest advance equal to $576,000 at the closing of the T3 Loan on April 5, 2024. The interest advance was recorded as a discount on the T3 Loan at inception and was amortized to interest expense and increase the loan amount over its term. The proceeds under the T3 Loan Agreement were used for the funding under the Company’s distribution arrangements for the film titled Terrifier 3 (the “Film”). The T3 Loan, including interest of $576 thousand, was repaid in advance during the year ended March 31, 2025.

After the principal of the T3 Loan was paid in full, the T3 Lender was entitled to receive 15% of all royalties earned by the Company on the Film under its distribution agreements for the Film until the T3 Lender received 1.75 times the full commitment amount of $3,666,000, consisting of the principal amount plus interest and fees advanced to T3 Borrower ("Participation Interest"), plus any extension interest. The T3 Loan was secured by a first priority interest in all of T3 Borrower’s rights and interest in the Film and the distribution agreements, including the proceeds to the T3 Borrower from the distribution of the Film. During the fiscal year ended March 31, 2026, the Company paid the T3 Lender $700,000 in Participation Interest

During the year ended March 31, 2026, the Company negotiated a reduction to the accrued Participation Interest of $375 thousand and made a final payment of $944 thousand to the T3 Lender. The $375 thousand reduction to Participation Interest was recorded as a reduction to interest expense in our Consolidated Statement of Operations for the year ended March 31, 2026.

The Company will continue to invest in content development and acquisition, from which it believes it will obtain an appropriate return on its investment. As of March 31, 2026 and 2025, short term content advances were $7.5 million and $6.7 million, respectively, and content advances, net of current portion were, $8.2 million and $4.1 million, respectively.

Our capital requirements will depend on many factors, and we may need to use existing capital resources and/or undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs. Management's plans with respect to the Company's recurring net losses and net operating cash outflows also include but are not limited to our effort in increasing revenue from existing services as well as offering new services, which may result in additional income from operations. Should management be unsuccessful in executing these plans, additional capital resources will be necessary. There can be no assurance that resources under our Line of Credit Facility or from additional debt or equity resources will be available on acceptable terms, if at all. We believe our cash and cash equivalents and availability under our Line of Credit Facility as of March 31, 2026 will be sufficient to support our operations for at least twelve months from the filing of this report.

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

In the years ended March 31, 2026 and 2025, no impairment charges were recorded to intangible assets.

Business Combinations

We record tangible and intangible assets acquired and liabilities assumed in business combinations under the purchase method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill. If the fair value of the assets acquired exceeds the purchase price, the excess is recognized as a gain.

Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. The valuation of purchased intangible assets is based upon estimates of the future performance and cash flows from the acquired business. Each asset is measured at fair value from the perspective of a market participant. Critical estimates in valuing purchased technology and customer lists include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges which could be material. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.

If different assumptions are used, it could materially impact the purchase price allocation and adversely affect our results of operations, financial condition and cash flows.

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

We recognize revenue in the amount that reflects the consideration we expect to receive in exchange for the services provided, sales of physical products or when the content is available for subscription on the digital platform or available on the point-of-sale for transactional and video on demand services which is when the control of the promised products and services is transferred to our customers and our performance obligations under the contract have been satisfied. Revenues that might be subject to various taxes are recorded net of transaction taxes assessed by governmental authorities, such as sales value-added taxes and other similar taxes.

Payment terms and conditions vary by customer and typically provide net 30-to-90 day terms. We do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to our customer and payment for that product or service will be one year or less.

Depending upon the nature of the agreements with the platform and content providers, the fee rate that we earn varies. The Company’s performance obligations include the delivery of content for transactional, subscription and ad supported/free ad-supported streaming TV (“FAST”) on the digital platforms, and shipment of physical products. Revenue is recognized at the point in time when the performance obligation is satisfied, which is when the content is available for subscription on the digital platform, at the time of shipment for physical goods, or point-of-sale for transactional and VOD services as the control over the content or the physical title is transferred to the customer. The Company considers the delivery of content through various distribution channels to be a single performance obligation.

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

Advertising technology revenue is derived from two principal revenue streams: Ad Network revenue and Ad Serving revenue.

•
For Ad Network revenue, at the beginning of each advertising campaign, the client signs a contract and or insertion order which stipulates the (i) length of the campaign, (ii) number of impressions purchased, and (iii) targeted locations/demographics. Impressions are counted each time a client’s advertising tag is rendered on a procured advertising platform. The transaction price for these impressions is determined upfront as a contracted cost per mille (“CPM”) rate. Revenue is recognized at a point in time when the billable impression is delivered, meaning the ad has been successfully served in line with the contract and measurement standards based on the agreed CPM.
•
Ad serving software represents instances where clients use the Company’s system as a technology platform for managing and delivering their advertising content across designated media channels. The customer signs a contract that grants them access to the “marketplace” and stipulates (i) length of contract and (ii) fees associated with their purchase of impressions. Terms are based on a fixed monthly fee and a usage-based pricing model that includes charges based on queries per second (QPS), as well as contractually specified CPM rates tied to agreed-upon impression volumes. The Company recognizes fixed monthly fee revenue over time as access is provided to the customer and at a point in time for usage-base revenue for amounts delivered in a given month.

Media services revenue is derived from quality control, packaging, and localization work performed on behalf of studios for platform distribution, as specified work and prices are set forth in purchase orders. The Company recognizes revenue from these services as the services are completed.

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

Shipping and Handling

Shipping and handling costs are incurred to move physical goods to customers. We recognize all shipping and handling costs as an expense in direct operating expenses because we are responsible for delivery of the product to our customers prior to transfer of control to the customer.

Credit Losses

We maintain reserves for expected credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical credit losses, customer concentrations, customer credit worthiness, current and forecasted economic trends and changes in customer payment patterns to evaluate the adequacy of this allowance.

Contract Assets and Liabilities

We generally record a receivable related to revenue or an unbilled revenue (contract asset) when we have an unconditional right to invoice and receive payment. Unbilled revenue includes an accrued revenue, the right to which has been earned at the period end based on completed performance. We record deferred revenue (contract liability) when cash payments are received or due in advance of our performance, even if the amounts are refundable. Deferred revenue includes payments related to the sale physical goods with future release dates or subscription dues paid in advance.

Deferred revenue that is short term in nature, carried a balance as of March 31, 2026 and 2025 of $0.1 million and $0.2 million, respectively. For the years ended March 31, 2026 and 2025, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.

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

Results of Operations for the Fiscal Years Ended March 31, 2026 and 2025 (in thousands, except where noted below)

Revenues

	For the Fiscal Year Ended March 31,				As a % of Revenue
	2026	2025	$ Change	% Change	2026	2025
Streaming and digital	$40,186	$44,408	$(4,222)	(10)%	61%	57%
Base distribution	9,534	28,614	(19,080)	(67)%	15%	37%
Advertising technology and services	7,922	—	7,922	—%	12%	—%
Podcast and other	4,388	4,946	(558)	(11)%	7%	6%
Media services	3,685	—	3,685	—%	6%	—%
Other non-recurring	18	213	(195)	(92)%	0%	0%
Total Revenue	$65,733	$78,181	$(12,448)	(16)%	100%	100%

For the year ended March 31, 2026, the Company's revenue declined by $12.4 million.

Streaming and digital revenue declined by $4.2 million, primarily due to the strong digital release of Terrifier 3, which generated $5.9 million in the prior period, partially offset by current year release of Return to Silent Hill, which generated $1.0 million in revenue.

Base distribution revenue decreased by $19.1 million, primarily due to the successful theatrical performance of Terrifier 3, which generated $23.1 million in revenue in the prior year, as well as $2.6 million from related physical media sales in the prior period. This decline was partially offset by current year theatrical revenue of $4.0 million from releases such as Toxic Avenger, Silent Night, Deadly Night and Return to Silent Hill.

The Company also added new revenue streams of Advertising technology and services, as well as Media Services through the acquisitions of IndiCue and Giant Worldwide during the fiscal year ended March 31, 2026. These acquisitions contributed $11.6 million in revenue, representing 18% of total revenue.

Direct Operating Expenses

	For the Fiscal Year Ended March 31,				As a % of Revenue
	2026	2025	$ Change	% Change	2026	2025
Direct operating expenses	$30,659	$38,776	$(8,117)	(21)%	47%	50%

The decrease of $8.1 million in Direct Operating Expenses for the year ended March 31, 2026, primarily relates to lower royalty costs compared to the same period of 2025, which included $17 million royalty expenses for Terrifier 3. This was partially offset by increased payments due to supply partners of $6.4 million, as well as theatrical distribution fees related to current year releases, higher licensor costs, and the allowance applied against certain content advances.

Selling, General and Administrative Expenses

	For the Fiscal Year Ended March 31,				As a % of Revenue
	2026	2025	$ Change	% Change	2026	2025
Compensation expense	$19,949	$17,176	$2,773	16%	30%	22%
Corporate expenses	6,140	3,354	2,786	83%	9%	4%
Share-based compensation	2,987	1,925	1,062	55%	5%	2%
Marketing expenses	7,243	152	7,091	4665%	11%	0%
Other operating expenses	6,989	5,077	1,912	38%	11%	6%
Selling, General and Administrative	$43,308	$27,684	$15,624	56%	66%	35%

Selling, general and administrative expenses for the year ended March 31, 2026 increased by $15.6 million compared to the year ended March 31, 2025, primarily due to $7.1 million of higher marketing expenses associated with our increased number of theatrical offerings in fiscal year 2026. Additionally, $1.2 million of marketing expenses were included within Direct operating expenses during the prior year.

Corporate expenses increased by $2.8 million reflecting higher professional services and legal expenses associated with strategic business and content acquisitions. Compensation expenses increased by $2.8 million due to higher employee headcount. Other operating expenses increased by $1.9 million primarily due to higher administrative costs.

Depreciation and Amortization

	For the Fiscal Year Ended March 31,				As a % of Revenue
	2026	2025	$ Change	% Change	2026	2025
Amortization of intangible assets	$5,634	$3,226	$2,408	75%	9%	4%
Depreciation of property and equipment	338	571	(233)	(41)%	1%	1%
Total Depreciation and Amortization	$5,972	$3,797	$2,175	57%	9%	5%

Amortization increased by $2.4 million for the year ended March 31, 2026, compared to the year ended March 31, 2025, primarily due to increased capitalized content costs and internally developed software assets being placed into service.

Bargain purchase gain

For the year ended March 31, 2026, a bargain purchase gain was recognized related to the acquisition of Giant Worldwide, in the amount of $4.3 million. The bargain purchase was recognized as a result of the fair value of the assets acquired exceeding the consideration transferred, as a result of the seller's forced sale of Giant Worldwide, stemming from a bankruptcy-related proceeding.

Interest Expense

Interest expense decreased by $3.9 million to $0.5 million for the year ended March 31, 2026 primarily due to higher participation interest in the prior year related to the T3 Loan, which was obtained and repaid during the prior fiscal year, along with lower interest rates in the current fiscal year.

Income Tax (Benefit) Expense

For the year ended March 31, 2026, the Company had an income tax (benefit) of ($2.8) million, which represented a ($2.8) million release of the valuation allowance related to the IndiCue acquisition, a ($75) thousand deferred tax (benefit) related to changes in the Indian deferred tax asset, net of $25 thousand of current U.S. state income taxes and $43 thousand of current Indian income taxes.

For the year ended March 31, 2025, the Company had income tax expense of $106 thousand consisting of $62 thousand of current U.S. state income taxes, $51 thousand of current Indian income taxes, offset by the recognition of a $7 thousand deferred Indian tax benefit.

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

We present Adjusted EBITDA because we believe that Adjusted EBITDA is a useful supplement to net (loss) income from continuing operations as an indicator of operating performance. We also believe that Adjusted EBITDA is a financial measure that is useful both to management and investors when evaluating our performance and comparing our performance with that of our competitors. We also use Adjusted EBITDA for planning purposes and to evaluate our financial performance because Adjusted EBITDA excludes certain incremental expenses or non-cash items, such as stock-based compensation charges, that we believe are not indicative of our ongoing operating performance.

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

Following is the reconciliation of our consolidated net (loss) income to Adjusted EBITDA (in thousands):

	For the Fiscal Year Ended March 31,
	2026	2025
Net (loss) income	$(8,657)	$3,764
Add Back:
Income tax (expense) benefit	(2,843)	106
Depreciation and amortization (1)	6,355	4,138
Interest expense	457	4,365
Gain on bargain purchase	(4,250)	—
Change in fair value of acquisition-related deferred consideration	950	—
Stock-based compensation	2,987	1,925
Other expense (income), net	137	(311)
Net loss attributable to noncontrolling interest	(178)	(162)
Acquisition-related costs	1,423	—
Employee severance costs	214	92
Adjusted EBITDA	$(3,405)	$13,917

(1) - Includes $383 thousand and $341 thousand of amortization included in direct operating expenses on our Consolidated Statements of Operations for the years ended March 31, 2026 and 2025, respectively.

Recent Accounting Pronouncements

See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to our Consolidated Financial Statements included herein.

Cash Flow

Changes in our cash flows were as follows (in thousands):

	For the Fiscal Year Ended March 31,
	2026	2025
Net cash (used in) provided by operating activities	$(26,497)	17,370
Net cash used in investing activities	(14,320)	(635)
Net cash provided by (used in) financing activities	30,240	(8,002)
Net Change in Cash and Cash Equivalents	$(10,577)	$8,733

As of March 31, 2026 and 2025, we had cash and cash equivalents of $3.4 million and $13.9 million, respectively.

Cashflows for the current fiscal year

For the year ended March 31, 2026, the change in net cash used in operating activities was $26.5 million, primarily driven by a net loss of $8.7 million, increases in working capital, and investments in content advances, partially offset by non-cash charges including depreciation and amortization and stock-based compensation.

Cash used in investing activities was $14.3 million, was primarily driven by business acquisitions and expenditures for long-lived assets.

Net cash provided by financing activities of $30.2 million was primarily attributable to borrowings under the Company's line of credit facility, proceeds from the issuance of convertible notes, warrant exercises and common stock issuances, partially offset by repayments under the line of credit facility, tax withholdings related to restricted stock units, debt financing fees and deferred acquisition consideration payments.

Cashflows for the previous fiscal year

For the year ended March 31, 2025, the change in net cash provided by operating activities was primarily driven by a net income of $3.8 million, increases from the Company's operating assets and liabilities ($7.0 million), and add-backs relating to non-cash items, particularly: (i) depreciation and amortization of $3.8 million, and (ii) stock-based compensation of $1.9 million.

Cash used in investing activities of $0.6 million were driven by the acquisition of long-lived assets, partially offset by cash received from the sale of equity investment securities in Metaverse, an investment formerly held by the Company.

Cash used in financing activities of $8.0 million was primarily due to the net $6.4 million repayments of the Line of Credit Facility, repayment of our $3.1 million T3 Loan (which had been obtained during the 2025 fiscal year), $0.4 million net payment of deferred acquisition consideration, $0.6 million final earnout payment and $0.2 million used to repurchase outstanding shares.

Contractual Obligations

The Company presents its recognized and unrecognized commitments in the notes to the Financial Statements, Note 8 - Commitments and Contingencies.

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

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements. In addition, as discussed further in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies and Note 4 - Other Interests to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, we hold a 100% equity interest in CDF2 Holdings, which is an unconsolidated variable interest entity (“VIE”), which wholly owns CDF2; however, we are not the primary beneficiary of the VIE.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Cineverse Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cineverse Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cineverse Corp. (the “Company”) as of March 31, 2026 and 2025, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2026 and 2025, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters do not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Valuation of Intangible Assets Acquired in Business Combinations and the Related Bargain Purchase Gain

As disclosed in Note 10 to the financial statements, the Company completed two business combinations during the year ended March 31, 2026. The business combinations were accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, Business Combinations. Accordingly, the purchase consideration for each acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values, including acquired intangible assets aggregating to $26.0 million. For one of the acquisitions, the fair value of the net identifiable assets acquired exceeded the purchase consideration, resulting in the recognition of a bargain purchase gain of $4.25 million.

The Company valued the acquired intangible assets, comprised of trade names and trademarks, customer relationships, software, and the preferred partner medallions, which are preferred delivery partner relationships with major downstream streaming and digital distribution platforms, at fair value as of the respective acquisition dates using income approaches. The methods used to estimate fair value required management to make significant estimates and assumptions related to forecasts of future cash flows, revenue growth rates, discount rates, royalty rates, and customer attrition rates.

We identified the valuation of intangible assets acquired in business combinations, and the related bargain purchase gain, as a critical audit matter due to the complexity and significant estimation uncertainty in determining the fair values of the identified intangible assets. This estimation uncertainty was driven primarily by the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired businesses and by the limited historical data on which to base those assumptions. The bargain purchase gain also required a high degree of judgement, as the recognition and measurement of the gain was directly dependent on the fair values assigned to the intangible assets and other acquired assets and assumed liabilities, and required management to reassess whether all assets acquired and liabilities assumed had been identified and appropriately measured. As such, there was a high degree of auditor judgement and subjectivity, and significant audit effort was required in performing procedures to evaluate management’s conclusions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) obtaining an understanding of the Company’s process and controls over accounting for business combinations, including process and controls over the development of the significant assumptions used to value the acquired intangible assets and controls over management's reassessment supporting recognition of the bargain purchase gain; (ii) with the assistance of professionals with specialized skill and knowledge, we evaluated the appropriateness of the valuation models and the reasonableness of the significant assumptions, including projected revenues, discount rates, royalty rates, and attrition rates, by comparing them to historical results and to industry and market data; and (iii) we tested the completeness, accuracy, and relevance of the underlying data used in the models, and assessed whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2004.

EISNERAMPER LLP

Iselin, New Jersey

June 26, 2026

Cineverse Corp.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	As of March 31,
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$3,387	$13,941
Accounts receivable, net of allowance for credit losses of $622 and $307, respectively	38,604	15,752
Content advances, net allowance of $5,503 and $4,818, respectively	7,507	6,736
Other current assets	1,280	1,652
Total current assets	50,778	38,081
Property and equipment, net	3,906	2,876
Intangible assets, net	44,114	18,168
Goodwill	21,218	6,799
Content advances, net of current portion	8,215	4,053
Other long-term assets, net	2,050	2,539
Total Assets	$130,281	$72,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$39,351	$31,109
Line of credit, net	9,435	—
Deferred consideration	13,800	2,956
Current portion of operating lease liabilities	298	187
Deferred revenue	125	183
Total current liabilities	63,009	34,435
Operating lease liabilities, net of current portion	105	275
Convertible notes payable, net	12,545	—
Earnout consideration	11,250	—
Other long-term liabilities	—	14
Total Liabilities	$86,909	$34,724
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 7 shares issued and 7 shares outstanding at March 31, 2026 and 2025, respectively	3,559	3,559
Common stock, $0.001 par value; Class A Stock: 275,000,000 shares authorized as of March 31, 2026 and 2025; 21,362,845 and 16,487,947 shares issued, with 20,532,531 and 15,984,129 shares outstanding as of March 31, 2026 and 2025, respectively	199	194
Additional paid-in capital	564,105	548,405
Treasury stock, at cost; 830,314 and 503,819 shares as of March 31, 2026 and 2025, respectively	(13,158)	(12,193)
Accumulated deficit	(510,099)	(500,908)
Accumulated other comprehensive loss	(282)	(305)
Total stockholders’ equity of Cineverse Corp.	44,324	38,752
Deficit attributable to noncontrolling interest	(952)	(960)
Total equity	43,372	37,792
Total Liabilities and Equity	$130,281	$72,516

See accompanying Notes to Consolidated Financial Statements

Cineverse Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

	For the Fiscal Year Ended March 31,
	2026	2025
Revenues	$65,733	$78,181
Costs and expenses
Direct operating	30,659	38,776
Selling, general and administrative	43,308	27,684
Change in fair value of acquisition-related deferred consideration	950	—
Depreciation and amortization	5,972	3,797
Total operating expenses	80,889	70,257
Operating (loss) income	(15,156)	7,924
Interest expense	(457)	(4,365)
Gain on bargain purchase	4,250	—
Other (expense) income, net	(137)	311
Net (loss) income before income taxes	(11,500)	3,870
Income tax benefit (expense)	2,843	(106)
Net (loss) income	(8,657)	3,764
Net income attributable to noncontrolling interest	(178)	(162)
Net (loss) income attributable to controlling interests	(8,835)	3,602
Preferred stock dividends	(356)	(356)
Net (loss) income attributable to common stockholders	$(9,191)	$3,246
Net (loss) income per share attributable to common stockholders:
Basic	$(0.49)	$0.18
Diluted	$(0.49)	$0.16
Weighted average shares of Common Stock outstanding:
Basic	18,777	15,814
Diluted	18,777	17,818

See accompanying Notes to Consolidated Financial Statements

Cineverse Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	For the Fiscal Year Ended March 31,
	2026	2025
Net (loss) income	$(8,657)	$3,764
Other comprehensive (loss) income:
Foreign exchange translation	23	40
Net income attributable to noncontrolling interest	(178)	(162)
Comprehensive (loss) income	$(8,812)	$3,642

See accompanying Notes to Consolidated Financial Statements

Cineverse Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Year Ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(8,657)	$3,764
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,972	3,797
Gain on bargain purchase	(4,250)	—
Stock-based compensation	2,987	1,925
Capitalized content	(2,625)	(3,407)
Acquisition-related income tax benefit	(2,629)	—
Fair value adjustment of deferred consideration	950	—
Amortization of debt issuance costs	376	468
Non-cash interest (income) expense	(375)	296
Allowance for content advances	685	923
Barter transactions	30	341
Other	326	(166)
Changes in operating assets and liabilities:
Accounts receivable	(7,743)	(619)
Content advances	(5,618)	1,107
Other current and long-term assets	524	(668)
Accounts payable, accrued expenses, and other liabilities	(6,392)	9,863
Deferred revenue	(58)	(253)
Net cash (used in) provided by operating activities	$(26,497)	$17,370
Cash flows from investing activities:
Purchase of business, net of cash acquired	(9,967)	—
Expenditures for long-lived assets	(3,948)	(66)
Internally developed software capitalization	(405)	(1,105)
Sale of equity investment securities	—	536
Net cash used in investing activities	$(14,320)	$(635)
Cash flows from financing activities:
Proceeds from line of credit	62,060	64,102
Payments on line of credit	(52,625)	(70,485)
Proceeds from issuance of convertible notes	13,000	—
Proceeds from common stock warrant exercises	5,842	38
Proceeds from Issuance of Common Stock for public offering	3,450	—
Proceeds from ATM equity issuance, net of fees	1,018	(42)
Withholding taxes paid on restricted stock units	(965)	—
Debt and equity financing fees	(811)	(209)
Payment of deferred consideration	(559)	(428)
Payment of earnout consideration	—	(590)
Proceeds from the issuance of a term loan, net of debt issuance costs	—	2,917
Repayment of term loan	—	(3,090)
Cost to acquire treasury shares	—	(215)
Distribution paid on behalf of non-controlling interest	(170)	—
Net cash provided by (used in) financing activities	$30,240	$(8,002)
Net change in cash and cash equivalents	(10,577)	8,733
Effect of exchange rate changes on cash and cash equivalents	23	40
Cash and cash equivalents at beginning of period	13,941	5,167
Cash and cash equivalents at end of period	$3,387	$13,941

See accompanying Notes to Consolidated Financial Statements

Cineverse Corp.

SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY

(In thousands)

	For the Fiscal Year Ended March 31,
	2026	2025
Cash interest paid	$669	$995
Income taxes paid	$73	$34
Noncash investing and financing activities:
Earnout liability settled in stock	$—	$90
Bonus liability settled in stock	$—	$42
Issuance of Common Stock for settlement of deferred consideration	$2,400	$—
Accrued dividends on preferred stock	$356	$357
Issuance of Common Stock for payment of accrued preferred stock dividends	$356	$356

See accompanying Notes to Consolidated Financial Statements

Cineverse Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Preferred Stock		Common Stock		Treasury		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non Controlling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2025	1	$3,559	15,984	$194	504	$(12,193)	$548,405	$(500,908)	$(305)	$38,752	$(960)	$37,792
Foreign exchange translation	—	—	—	—	—	—	—	—	23	23	—	23
Stock-based compensation	—	—	—	—	—	—	2,987	—	—	2,987	—	2,987
Preferred stock dividends paid in Common Stock	—	—	114	—	—	—	356	—	—	356	—	356
Preferred stock dividends accrued	—	—	—	—	—	—	—	(356)	—	(356)	—	(356)
Issuance of common stock for Board of Director compensation	—	—	97	—	—	—	—	—	—	—	—	—
Issuance of common stock for acquiree consideration	—	—	677	1	—	—	2,399	—	—	2,400	—	2,400
Common Stock Warrant Exercise	—	—	1,947	2	—	—	5,840	—	—	5,842	—	5,842
Issuance of Common Stock in connection with employee equity awards	—	—	748	—	—	—	8	—	—	8	—	8
Treasury shares withheld for employee taxes	—	—	(326)	—	326	(965)	—	—	—	(965)	—	(965)
Issuance of Common Stock for ATM, net of fees	—	—	397	—	—	—	1,018	—	—	1,018	—	1,018
Issuance of Common Stock for public offering	—	—	1,725	2	—	—	3,092	—	—	3,094	—	3,094
Distribution paid on behalf of non-controlling interest	—	—	—	—	—	—	—	—	—	—	(170)	(170)
Net loss	—	—	—	—	—	—	—	(8,835)	—	(8,835)	178	(8,657)
Balances as of March 31, 2026	1	$3,559	21,363	$199	830	$(13,158)	$564,105	$(510,099)	$(282)	$44,324	$(952)	$43,372

See accompanying Notes to Consolidated Financial Statements

Cineverse Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Preferred Stock		Common Stock		Treasury		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non Controlling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2024	1	$3,559	15,699	$194	289	$(11,978)	$545,996	$(504,153)	$(345)	$33,273	$(1,122)	$32,151
Foreign exchange translation	—	—	—	—	—	—	—	—	40	40	—	40
Stock-based compensation	—	—	—	—	—	—	1,595	—	—	1,595	—	1,595
Preferred stock dividends paid in Common Stock	—	—	276	—	—	—	356	—	—	356	—	356
Preferred stock dividends accrued	—	—	—	—	—	—	—	(357)	—	(357)	—	(357)
Issuance of common stock for Board of Director compensation	—	—	74	—	—	—	330	—	—	330	—	330
Issuance of common stock for acquiree consideration	—	—	29	—	—	—	42	—	—	42	—	42
Common Stock Warrant Exercise	—	—	13	—	—	—	38	—	—	38	—	38
Fees incurred in connection with ATM offering	—	—	—	—	—	—	(42)	—	—	(42)	—	(42)
Issuance of Class A common stock for earnout commitment	—	—	108	—	—	—	90	—	—	90	—	90
Treasury stock acquired	—	—	(215)	—	215	(215)	—	—	—	(215)	—	(215)
Net income	—	—	—	—	—	—	—	3,602	—	3,602	162	3,764
Balances as of March 31, 2025	1	$3,559	15,984	$194	504	$(12,193)	$548,405	$(500,908)	$(305)	$38,752	$(960)	$37,792

See accompanying Notes to Consolidated Financial Statements

Cineverse Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND LIQUIDITY

Cineverse Corp. (“Cineverse”, “us”, “our”, "we", and “Company” refers to Cineverse Corp. and its subsidiaries unless the context otherwise requires) was incorporated in Delaware on March 31, 2000.

The Company has a long legacy in using technology to transform the entertainment industry and played a pioneering role in transitioning movie screens from traditional analog film prints to digital distribution. In recent years, Cineverse has transformed itself into a leading technology and independent streaming company.

Financial Condition and Liquidity

As of March 31, 2026, the Company has an accumulated deficit of $510.1 million. For the year ended March 31, 2026, the Company had a net loss attributable to common shareholders of $(9.2) million. The Company had negative working capital of $(12.2) million, net cash used in operations for the year ended March 31, 2026 was $26.5 million. The Company has had a history of generating net losses and may continue to generate net losses for the foreseeable future.

The Company is party to a Loan, Guaranty, and Security Agreement, as amended on April 8, 2025, with East West Bank (the "Line of Credit Facility") currently provides for borrowings of up to $12.5 million guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and our subsidiaries’ assets. The facility includes provisions that allow for an increase in total borrowing capacity up to $15.0 million, subject to lender approval.

Our capital requirements will depend on many factors, and we may need to use existing capital resources and/or undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs. Management's plans with respect to the Company's recurring net losses and net operating cash outflows also include but are not limited to our effort in increasing revenue from existing services as well as offering new services, which may result in additional income from operations. Should management be unsuccessful in executing these plans, additional capital resources will be necessary. There can be no assurance that resources under our Line of Credit Facility or from additional debt or equity resources will be available on acceptable terms, if at all. We believe our cash and cash equivalents and availability under our Line of Credit Facility as of March 31, 2026 will be sufficient to support our operations for at least twelve months from the filing of this report.

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

As of March 31, 2026, we owned an 85% interest in CON TV, LLC ("CONtv"), a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets. We evaluated the investment under the voting interest entity model and determined that the entity should be consolidated as we have a controlling financial interest in the entity through our ownership of outstanding voting shares, and that other equity holders do not have substantive voting, participating or liquidation rights. We record net income or loss attributable to noncontrolling interest in our Consolidated Statements of Operations equal to the proportionate share of outstanding profit interest units retained by the noncontrolling interests.

On May 7, 2026, we acquired the remaining outstanding ownership interests in CONtv from the minority interest holders in exchange for shares of the Company’s Class A common stock and cash payments. As a result of these transactions, CONtv became a wholly-owned subsidiary of the Company. Refer to 11. SUBSEQUENT EVENTS for further information.

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

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include revenue recognition, business combination, share-based compensation expense, valuation allowance for deferred income taxes, recovery of content advances, goodwill and intangible asset impairments, estimated royalties payable to content partners, and the assessment of amortization lives to intangible assets. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments and estimates. Actual results may differ from these estimates.

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

Non-monetary Transactions

From time to time, the Company entered into non-monetary transactions for the purchase and sale of content licenses with unrelated third-parties. The fair value of the content licenses purchased are recognized within Intangible Assets, Net on our Consolidated Balance Sheets and amortized over the estimated useful lives of the respective assets. As functional intellectual property, the Company recognizes the corresponding revenue at the time of delivery to the recipient. For the year ended March 31, 2026, $0.4 million of barter revenue was recognized. For the years ended March 31, 2026 and 2025, amortization expense related to such transactions were $383 and $341 thousand, respectively, recognized within Direct Operating expenses in the Consolidated Statements of Operations.

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

A summary of the movements of our allowances for credit losses as of March 31, 2026 and March 31, 2025 (in thousands):

Allowance for credit losses at the beginning of the year	$307
Increase in estimated provision	335
Write-off	(20)
Allowance for credit losses as at March 31, 2026	$622

Allowance for credit losses at the beginning of the year	$269
Increase in estimated provision	38
Allowance for credit losses as at March 31, 2025	$307

Content Advances

Content advances represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record a provision for amounts that we expect may not be recoverable. Amounts which are expected to be recovered within 12 months are classified as current, which were $7.5 million and $6.7 million as of March 31, 2026 and 2025, respectively. Amounts estimated to be recoverable in more than 12 months are classified as long-term and presented within content advances, net of current portion, which were $8.2 million and $4.1 million as of March 31, 2026 and 2025, respectively. For the year ended March 31, 2026 and 2025, the Company recorded an increase to the provision for content advances of $0.7 million and $0.9 million, respectively.

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

We capitalize costs associated with software developed or obtained for internal use when the preliminary project stage is completed, and it is determined that the software will provide significantly enhanced capabilities and modifications. These capitalized costs are included in property and equipment and include external direct cost of services procured in developing or obtaining internal-use software and personnel and related expenses for employees who are directly associated with, and who devote time to internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended use. Once the software is ready for its intended use, the costs are amortized over the useful life of the software on a straight-line basis. Post-configuration training and maintenance costs are expensed as incurred. Please see Recently Issued Accounting Pronouncements for further consideration of the Company’s assessment of ASU 2025-06 "Intangibles: Goodwill and Other Internal-Use Software - Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40)".

Intangible Assets, Net

Intangible assets are stated at cost less accumulated amortization. For intangible assets that have finite lives, the assets are amortized using the straight-line method over the estimated useful lives of the related assets.

During the years ended March 31, 2026 and 2025, we did not record any impairment.

Amortization expense is recorded using the straight-line method over the estimated useful lives of the respective assets as follows:

Content Library		3 – 20 years
Tradenames, Trademarks and Patents		2 – 15 years
Customer Relationships	`	5 – 13 years
Advertiser Relationships and Channel		2 – 13 years
Preferred Partner Medallions		10 – 12 years
Software		3 - 10 years
Capitalized Content		3 years

The Company’s intangible assets include the following (in thousands):

	As of March 31, 2026
	Cost Basis	Accumulated Amortization	Net
Content Library	$27,592	$(22,512)	$5,080
Advertiser Relationships and Channel	12,844	(5,839)	7,005
Customer Relationships	17,990	(8,677)	9,313
Software	12,700	(1,837)	10,863
Capitalized Content	7,405	(3,101)	4,304
Preferred Partner Medallions	4,100	(103)	3,997
Tradenames, Trademarks and Patents	7,086	(3,534)	3,552
Total Intangible Assets	$89,717	$(45,603)	$44,114

	As of March 31, 2025
	Cost Basis	Accumulated Amortization	Net
Content Library	$24,251	$(21,724)	$2,527
Advertiser Relationships and Channel	12,832	(4,211)	8,621
Customer Relationships	8,690	(8,145)	545
Software	3,200	(1,200)	2,000
Tradenames, Trademarks and Patents	3,961	(3,203)	758
Capitalized Content	4,816	(1,099)	3,717
Total Intangible Assets	$57,750	$(39,582)	$18,168

As of March 31, 2026, amortization expense for each of the successive five years is expected to be (in thousands):

Total
In-process intangible assets	$545
2027	5,321
2028	4,056
2029	2,361
2030	1,419
2031	1,372
Thereafter	29,040
Total	$44,114

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

Impairment of Long-lived and Finite-lived Intangible Assets

We review the recoverability of our long-lived assets and finite-lived intangible assets, when events or conditions occur that indicate a possible impairment exists. The assessment for recoverability is based primarily on our ability to recover the carrying value of our long-lived and finite-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of the asset, the asset is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the asset’s fair value is determined to be less than its carrying value. Fair value is determined by computing the expected future discounted cash flows. There were no impairment charges recorded for long-lived and finite-lived intangible assets during the twelve months ended March 31, 2026 and 2025.

Business Combinations

The Company accounts for business combinations in accordance with ASC 805, Business Combinations, using the acquisition method of accounting. Under this method, the Company recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at their estimated fair values as of the acquisition date.

The total consideration transferred is allocated to the identifiable assets acquired and liabilities assumed based on their respective fair values. The excess of the purchase price over the fair value of net identifiable assets acquired is recorded as goodwill. Please see the Goodwill policy separately outlined below within this footnote.

In certain circumstances, such as a forced sale or bankruptcy of the acquiree, the fair value of the identifiable net assets acquired exceeds the total consideration transferred in a business combination, resulting in a bargain purchase gain. The Company recognizes bargain purchase gains in earnings as of the acquisition date.

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

For the year ended March 31, 2026 and 2025, the Company did not recognize any goodwill impairment losses.

Gross amounts of goodwill and accumulated impairment charges that we have recorded are as follows:

(In thousands)
Goodwill at March 31, 2025	$6,799
Goodwill from business combinations (Note 10)	14,419
Goodwill at March 31, 2026	$21,218

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
•
Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)
•
Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

The table below summarizes the levels of fair value measurements of the Company’s financial assets and liabilities as of March 31, 2026 (in thousands):

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Deferred consideration	—	—	12,200	12,200
Earnout consideration	—	—	11,250	11,250
	$—	$—	$23,450	$23,450

Deferred Consideration

The Company initially recognizes liabilities related to Deferred Consideration from business combinations at fair value at the time of acquisition and subsequently recognizes interest expense related to accretion in advance of the ultimate settlement of these liabilities. Amounts due within 12 months under the terms of the agreements are classified as current within the Consolidated Balance Sheets.

In connection with the acquisitions of FoundationTV ("FTV"), Digital Media Rights ("DMR"), Giant Worldwide and IndiCue, the Company recorded liabilities related to deferred consideration. These payments are fixed in nature and are due to the sellers of the respective businesses.

The deferred consideration related to the acquisition of DMR was payable in either shares of Common Stock or cash, at the Company's discretion and subject to certain conditions. During the year ended March 31, 2026, the final payment of $2.4 million was made through the issuance of 677 thousand shares of Common Stock.

The deferred consideration related to the Giant Worldwide acquisition is payable in quarterly cash installments of $0.4 million which commenced on the 3-month anniversary of the Closing Date in April 2026. As of March 31, 2026, the fair value of this liability is $1.6 million dollars in the Consolidated Balance Sheet.

The deferred consideration associated with the IndiCue acquisition was determined based on a value of approximately $11.3 million at the time of closing and is due within one year of the acquisition date. Pursuant to the terms of the acquisition agreement, the Company may settle such obligations in cash or shares of the Company’s common stock, at its discretion. The Company has elected the fair value option under ASC 825, Financial Instruments. As of March 31, 2026, the fair value of this liability is $12.2 million dollars in the Consolidated Balance Sheet.

Earnout Consideration

The Company estimated the fair value of its earnout liabilities using both contractual and Level 3 inputs from the related business combination. The specific financial targets required for payment are defined in from the IndiCue purchase agreement. The Company also utilizes Level 3 inputs, including the most up to date forecast at each reporting date to estimate the outcome against these targets to determine the ultimate estimated payout, discounted by a rate reflecting the Company’s estimate of a market borrowing rate and incremental spread for similar subordinated obligations.

During the fiscal year ended March 31, 2026, the Company acquired IndiCue Inc ("IndiCue") and as a part of the purchase consideration, may be required to pay up to $18.0 million in earnout payments over the first three fiscal years following the acquisition, contingent upon the achievement of specified revenue and gross margin targets. The earnout payments will be payable in cash or shares of Common Stock under certain conditions.

There were no assets and liabilities carried at fair value as of March 31, 2025.

Asset Acquisitions

An asset acquisition is an acquisition of an asset, or a group of assets, that does not meet the definition of a business. Asset acquisitions are accounted for by using the cost accumulation model whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of March 31,
	2026	2025
Accrued acquisition related liabilities	$14,912	$—
Accounts payable	7,324	7,298
Amounts due to producers	9,328	16,488
Accrued compensation and benefits	1,781	1,398
Accrued other expenses	6,006	5,925
Total Accounts Payable and Accrued Expenses	$39,351	$31,109

Disaggregation of Revenue

The following table presents the Company’s revenue by source (in thousands):

	Year Ended March 31,
	2026	2025
Streaming and digital	$40,186	$44,408
Base distribution	9,534	28,614
Advertising technology and services	7,922	—
Podcast and other	4,388	4,946
Media services	3,685	—
Other non-recurring	18	213
Total Revenue	$65,733	$78,181

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

Base distribution revenue is generated by the Company's physical revenue streams and related supply chain revenue, as well as theatrical revenue. The Company also has contracts for the theatrical distribution of third-party feature movies and alternative content. Distribution fee revenue and participation in box office receipts are recognized at the time a feature movie and alternative content are viewed.

Advertising technology revenue is derived from two principal revenue streams: Ad Network revenue and Ad Serving revenue. Ad Network revenue is earned through advertising campaigns. Ad serving software represents instances where clients use the Company’s system as a technology platform for managing and delivering their advertising content across designated media channels.

Media services revenue is derived from quality control, packaging, and localization work performed on behalf of studios for platform distribution.

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

Depending upon the nature of the agreements with the platform and content providers, the fee rate that we earn varies. Fees from Ad-Network revenue are based on an agreed-to cost per mille (“CPM”) rate, and fees for Media Services are typically specified in purchase orders based on the services requested to be rendered.

The Company’s performance obligations include the shipment of physical goods and delivery of content for transactional, subscription and ad supported/free ad-supported streaming TV (“FAST”) on the digital platforms, delivery of advertising related impressions, and at the time of completion of media services.

Revenue is recognized at the point in time across the Company’s revenue streams. Specifically, revenue is recognized when the content is available for subscription on the digital platform (the Company’s digital content is considered functional IP), at the time of shipment for physical goods, or point-of-sale for transactional and VOD services as the control over the content or the physical title is transferred to the customer. The Company considers the delivery of content through various distribution channels to be a single performance obligation. Ad Network transactions are recognized at the point in time when the billable impression is delivered. Media services are recognized at the point of delivery.

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

Shipping and Handling

Shipping and handling costs are incurred to move physical goods to customers. We recognize all shipping and handling costs as an expense in direct operating expenses because we are responsible for delivery of the product to our customers prior to transfer of control to the customer.

Contract Liabilities

We generally record a receivable related to revenue when we have an unconditional right to invoice and receive payment, and we record deferred revenue (contract liability) when cash payments are received or due in advance of our performance. Deferred revenue includes amounts related to advances, the sale of DVDs or theatrical releases with future release dates.

The ending deferred revenue balance, all current as of March 31, 2026 and 2025 was $0.1 million and $0.2 million, respectively. There were no long-term amounts as of March 31, 2026 and 2025.

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

Concentrations

For the fiscal year ended March 31, 2026, the single largest customer represented 21% of consolidated revenue. For the fiscal year ended March 31, 2025, one customer represented 30% and another customer represented 23% of consolidated revenue, respectively.

Direct Operating Costs

Direct operating costs consist of operating costs such as cost of revenue, fulfillment expenses, shipping costs, property taxes and insurance on systems, royalty and participation expenses, allowance against advances, ad-network revenue share, and marketing and direct personnel costs.

Stock-based Compensation

The Company issues stock-based awards to employees and non-employees, generally in the form of restricted stock, restricted stock units, stock appreciation rights and performance stock units. The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, "Compensation—Stock Compensation" (“ASC 718”). ASC 718 requires all stock-based payments, including grants of stock options and restricted stock units and modifications to existing stock options, to be recognized in the Consolidated Statements of Operations based on their fair values. The Company measures the compensation expense of employee and non-employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized on a straight-line basis over the period during which the employee and non-employee is required to provide service in exchange for the award. The fair values of options and stock appreciation rights are calculated as of the date of grant using the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility, risk-free rate and expected term. The Company’s estimates of these assumptions are primarily based on the trading price of the Company’s stock, historical data, peer company data and judgment regarding future trends and factors.

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

The Company accounts for uncertain tax positions in accordance with an amendment to ASC Topic 740-10,Income Taxes, which provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded. The Company recorded unrecognized tax benefits of approximately $49,000 as of March 31, 2026, related to potential state income tax liabilities arising from non-filing positions. The Company recognizes interest and penalties on uncertain tax positions as a component of income tax expense.

Recently Issued Accounting Pronouncements

The Company evaluates all Accounting Standard Updates ("ASUs") issued but not yet effective by FASB for consideration of their applicability. ASU's not included in the Company's disclosures were assessed and determined to be not applicable and material to the Company's consolidated financial statements or disclosures.

In November 2024, the FASB issued ASU 2024-03, "Income Statement-Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220)", requiring all public business entities to provide additional disclosure of the nature of expenses included in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, on a prospective basis, with early adoption permitted. The Company is currently evaluating the impact on our financial statement disclosures.

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

Effective April 1, 2025, the Company adopted ASU 2023-09, "Improvements to Income Tax Disclosures", which expanded income tax disclosure requirements, including disaggregation of pretax income (loss) and income tax expense (benefit) by jurisdiction and disclosure of income taxes paid (net of refunds received). The Company adopted the standard on April 1, 2025 on a retrospective basis. Accordingly, the tax rate reconciliation disclosures for the year ended March 31, 2025 has been recast to conform to the current year’s presentation. The adoption affected disclosures only and did not impact the Company’s financial position, results of operations, or cash flows.

3. SEGMENT INFORMATION

The Company operates as a single reportable segment. The Company’s chief operating decision maker ("CODM"), its Chief Executive Officer, reviews financial information on a consolidated basis to make operating decisions, assess financial performance, and allocate resources.

In evaluating performance, the CODM primarily assesses operating (loss) income and net (loss) income, as reported on the consolidated statement of operations and regularly reviews certain significant expense categories, including royalty expense; license, participation and technology costs; other direct operation costs; payroll and related expenses; professional services; advertising and marketing; amortization; and other general and administrative. These expense categories are considered key factors in managing the business and guiding resource allocation decisions.

This approach ensures that the Company’s financial reporting reflects the way management monitors expenses and overall financial performance.

The following table presents financial information with respect to the Company’s single operating segment for the years ended March 31, 2026, and 2025:

	For the Fiscal Year Ended March 31
	2026	2025
Revenues	$65,733	$78,181
Less:
Royalty expense	9,025	24,243
License, participation and technology costs	13,594	7,118
Other direct operating costs	8,040	6,182
Payroll and related	19,649	16,900
Professional services	6,074	3,112
Advertising and marketing	7,526	1,385
Amortization and depreciation	5,972	3,797
Other general and administrative	10,059	7,520
Change in fair value of acquisition-related deferred consideration	950	—
Total operating expenses	80,889	70,257
Operating (loss) income	(15,156)	7,924
Interest expense	(457)	(4,365)
Gain on bargain purchase	4,250	—
Other income (expense)	(137)	311
Net (loss) income before income taxes	(11,500)	3,870
Provision for income taxes	2,843	(106)
Net (loss) income	$(8,657)	$3,764

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

CDF2 Holdings is a VIE, as defined in ASC 810, Consolidation. ASC 810 requires the consolidation of VIEs by an entity that has a controlling financial interest in the VIE which entity is thereby defined as the primary beneficiary of the VIE. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, among other factors. Although we indirectly wholly own CDF2 Holdings, we, a third-party that also has a variable interest in CDF2 Holdings, and an independent third-party manager must mutually approve all business activities and transactions that significantly impact CDF2 Holdings’ economic performance. We have therefore assessed our variable interests in CDF2 Holdings and determined that we are not the primary beneficiary of CDF2 Holdings. As a result, CDF2 Holdings’ financial position and results of operations are not consolidated in our financial statements. In completing our assessment, we identified the activities that we consider most significant to the economic performance of CDF2 Holdings and determined that we do not have the power to direct those activities, and therefore we account for our investment in CDF2 Holdings under the equity method of accounting.

As of March 31, 2026 and 2025, our maximum exposure to loss, as it relates to the non-consolidated CDF2 Holdings entity, represents accounts receivable for service fees under a master service agreement with CDF2 Holdings. Such accounts receivable was $0.0 million and $0.0 million as of March 31, 2026 and 2025, respectively, which are included in accounts receivable, net on the accompanying Consolidated Balance Sheets.

The accompanying Consolidated Statements of Operations include $0.0 million and $0.0 million of digital cinema servicing revenue from CDF2 Holdings for the year ended March 31, 2026 and 2025, respectively.

Total stockholders’ deficit of CDF2 Holdings as of March 31, 2026 and 2025 was $59.2 million and $59.2 million, respectively. We have no obligation to fund the operating loss or the stockholders’ deficit beyond our initial investment of $2.0 million and, accordingly, our investment in CDF2 Holdings as of March 31, 2026 and 2025 is carried at $0.

CONtv

As of March 31, 2026, we owned an 85% interest in CONtv, a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the Internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets. CONtv is consolidated in our consolidated financial statements with the 15% minority interest presented as a non-controlling interest.

On May 7, 2026, we acquired the remaining outstanding ownership interests in CONtv from the minority interest holders in exchange for shares of the Company’s Class A common stock and cash payments. As a result of these transactions, CONtv became a wholly-owned subsidiary of the Company.

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

5. DEBT

Line of Credit Facility

The Company is party to a Loan, Guaranty, and Security Agreement, as amended on April 8, 2025, with East West Bank (the "Line of Credit Facility") currently provides for borrowings of up to $12.5 million guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and our subsidiaries’ assets. The facility includes provisions that allow for an increase in total borrowing capacity up to $15.0 million, subject to lender approval. Under the Line of Credit Facility, the Company is subject to certain financial and non-financial covenants which require the Company to maintain certain metrics and ratios, maintain certain minimum cash on hand and to report financial information to our lender on a periodic basis. In anticipation of the acquisitions the company received a covenant holiday from East West Bank through the fourth quarter effective January 1, 2026 through March 31, 2026.

As of March 31, 2026 and 2025, $9.4 and $0 million was outstanding on the Line of Credit Facility, respectively and there are unamortized issuance costs of $124 thousand and $98 thousand, respectively, included in other long-term assets on our Consolidated Balance Sheets.

For the year ended March 31, 2026 and 2025, the Company incurred interest expense of $0.5 million and $0.6 million respectively, related to the Line of Credit Facility, which bears interest at a rate equal to 1.25% above the prime rate (8.00% and 8.75% as of March 31, 2026 and 2025, respectively).

Term Loan

On April 5, 2024, T3 Borrower, a wholly-owned subsidiary of the Company, entered into the T3 Loan Agreement with the T3 Lender.

The T3 Loan Agreement provided for the T3 Loan with a principal amount not to exceed $3.7 million, and a maturity date of April 1, 2025, with a permitted extension of the term for 120 days under certain conditions. The T3 Loan bore no interest until the maturity date other than an interest advance equal to $576 thousand at the closing of the T3 Loan on April 5, 2024. The interest advance was recorded as a discount on the T3 Loan at inception and was amortized to interest expense and increase the loan amount over its term. The proceeds under the T3 Loan Agreement were used for the funding under the Company’s distribution arrangements for the film titled Terrifier 3 (the “Film”). The T3 Loan Agreement contained customary covenants, representation and warranties and events of default.

After the principal of the T3 Loan was paid in full, the T3 Lender was entitled to receive 15% of all royalties earned by the Company on the Film under its distribution agreements for the Film until the T3 Lender has received in total 1.75 times the full commitment amount of $3.7 million ("Participation Interest"). The T3 Loan was secured by a first priority interest in all of T3 Borrower’s assets in connection with the Film, including T3 Borrower's rights, title and interest in the distribution agreements, including the proceeds to the T3 Borrower from the distribution of the Film. In April 2025, the Company paid the T3 Lender $700 thousand in Participation Interest which has been recorded as Interest Expense within the Consolidated Statement of Operations.

The Company entered into a Guaranty Agreement (the "T3 Guaranty Agreement") on April 25, 2024, pursuant to which it guarantees T3 Borrower's obligations under the T3 Loan Agreement (the "Guarantee"). The Guarantee is capped at $1.5 million.

During the year ended March 31, 2026, the Company negotiated a reduction to the accrued Participation Interest of $375 thousand and made a final payment of $944 thousand to the T3 Lender. The $375 thousand reduction to Participation Interest was recorded as a reduction to interest expense in our Consolidated Statement of Operations for the year ended March 31, 2026.

Convertible Notes

On February 12, 2026, the Company issued and sold convertible notes in the aggregate principal amount of $13,000,000 (each, a “Note”) to certain lenders (individually, an “Investor” and collectively, the “Investors”) pursuant to those certain note purchase agreements (each, a “Purchase Agreement”), dated February 12, 2026, between the Company and each Investor. The Notes mature on the earlier to occur of (i) the four-year anniversary of issuance and (ii) an event of default (such date, the “Maturity Date”). The proceeds from the convertible notes were primarily used to pay the cash purchase consideration for the IndiCue acquisition. The Notes bear interest at a rate of 9% per annum payable in cash or, as to a portion, in shares of Common Stock in the holder’s discretion. At any time after issuance of the Notes, the Investors may convert their Notes, in whole or in part, into shares of Common Stock, in accordance with the terms of the Notes at a conversion price per share of $2.00 (the “Conversion Price”), subject to customary adjustments upon any stock split, stock dividend, stock combination, recapitalization or similar events.

The Company can require conversion in tranches of up to approximately 15% of the original principal amount of the Notes during each of the six-month periods beginning July 1, 2026 and ending December 31, 2028, with any unconverted tranches available on a cumulative basis in future tranches. The Notes may be prepaid by paying 100% of the outstanding principal amount, interest on the outstanding principal amount through the earlier of the Maturity Date or the date that is 24 months from the date of prepayment, and warrants (the “Warrants”) to purchase the number of shares of Common Stock into which the principal amount then outstanding would be convertible at the Conversion Price, with such warrants having an exercise price equal to such Conversion Price and a term that ends on the Maturity Date. The Notes rank junior to secured debt of the Company, including the Line of Credit Facility.

For the fiscal years ended March 31, 2026 and 2025, the Notes are presented net of unamortized debt issuance costs of $455 and $0, respectively.

6. STOCKHOLDERS’ EQUITY

COMMON STOCK

Common Stock

During the fiscal year ended March 31, 2026, the Company issued 5.7 million shares of Common Stock. The shares issued consisted of 1.9 million shares issued upon common stock warrant exercises, 1.7 million shares issued in an underwritten public offering, 677 thousand shares issued as deferred acquisition consideration, 422 thousand shares, net of treasury shares, related to employee equity awards, 397 thousand shares issued through the Company's ATM program, 114 thousand shares issued in connection with preferred stock dividends, and 97 thousand shares issued to members of the Board of Directors.

During the fiscal year ended March 31, 2025, the Company issued 500 thousand shares of Common Stock, relating to preferred stock dividends, Board fees, deferred consideration and earnout commitments, and stock warrant exercise.

Public Offering

In February 2026, the Company sold in a public offering an aggregate of 1,725,000 shares (the “Offered Shares”) of the Company’s Common Stock, at a purchase price of $2.00 per share, for aggregate gross proceeds of approximately $3.5 million, before deducting underwriting commissions and expenses payable by the Company. The net proceeds to the Company from the sale of the Shares, after deducting the fees of the underwriter but before paying the Company’s estimated Offering expenses, was $3.1 million.

ATM Sales Agreement

On May 3, 2024, the Company entered into a sales agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners and The Benchmark Company, LLC (collectively, the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of Common Stock. Shares of

Common Stock may be offered and sold for an aggregate offering price of up to $15 million. The Sales Agents’ obligations to sell shares under the ATM Sales Agreement are subject to satisfaction of certain conditions, including the continuing effectiveness of the Registration Statement on Form S-3 (Registration No. 333-273098) (the “Registration Statement”) filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on June 30, 2023 and declared effective by the SEC on January 25, 2024, and other customary closing conditions. Under the terms of the ATM Sales Agreement, the Sales Agents earn a commission of 3.0% of the aggregate gross proceeds from each sale of shares and has agreed to provide the Sales Agents with customary indemnification and contribution rights, and the Company also reimburses the Sales Agents for certain specified expenses. The Company is not obligated to sell any shares under the ATM Sales Agreement. Any sales of shares made under the ATM Sales agreement will be made pursuant to the effective shelf registration statement. On June 8, 2026, the aggregate authorized offering price under the ATM Sales Agreement was increased to $30 million.

During the year ended March 31, 2026, the Company sold 397 thousand shares for net proceeds of $1.0 million, after deduction of commissions and fees, under the ATM Sales Agreement.

Non-Controlling Interest Buyout

Subsequent to March 31, 2026, the Company entered into a Stock Exchange Agreement with holders of CONtv pursuant to which the Company acquired the remaining outstanding ownership interests in CONtv in exchange for shares of the Company’s Class A common stock and cash payments. As a result of these transactions, CONtv became a wholly-owned subsidiary of the Company.

Common Stock Warrants

A reconciliation of the beginning and ending balances of warrants outstanding is as follows:

Number of Shares
Warrants outstanding as of March 31, 2024	2,666,667
Warrants exercised	(12,500)
Warrants outstanding as of March 31, 2025	2,654,167
Warrants exercised	(1,947,500)
Warrants outstanding as of March 31, 2026	706,667

As of March 31, 2026, warrants outstanding have an exercise price of $3.0 and expire on June 16, 2028.

PREFERRED STOCK

The holders of the Company’s Series A Preferred Stock are entitled to receive cumulative dividends from the date of issuance at an annual rate of 10% of the original issue price. Such dividends shall be payable in arrears in cash or, at the Company’s option, in shares of Class A common stock, quarterly on the last day of each calendar quarter, while such shares are outstanding. The Series A Preferred Stock does not have voting rights, conversion rights, or redemption rights, but has liquidation rights up to the original issue price.

Cumulative dividends in arrears on our outstanding Series A preferred stock were $0.1 million as of March 31, 2026 and 2025. For the years ended March 31, 2026 and 2025, we paid preferred stock dividends in the form of 114 thousand and 276 thousand shares of Common Stock, respectively.

Subsequent to March 31, 2026, the Company entered into a Stock Exchange Agreement with a holder of Series A preferred stock, pursuant to which the Company agreed to issue shares of Common Stock in exchange for the holder’s 3.118 shares of Series A preferred stock. The exchange is being made in five (5) equal tranches, commencing May 1, 2026, and the number of shares of Common Stock issuable in each tranche will be calculated by dividing the value of the shares of shares of preferred stock being exchanged by the 5-day volume weighted average price of the Common Stock ending on the trading day preceding the exchange.

TREASURY STOCK

We have treasury stock, at cost, consisting of 830 thousand shares and 504 thousand shares of Common Stock as of March 31, 2026 and 2025, respectively. During the year ended March 31, 2026, the Company retained 326 thousand shares of common stock as treasury stock related to the payment of employee taxes for restricted stock awards issued to employees. During the year ended March 31, 2025, the Company acquired 215 thousand shares of treasury stock, repurchased through Rule 10b5-1 and 10b-18 trading plans with B. Riley Securities, Inc.

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

Stock Options

As of March 31, 2026, there were no options outstanding and exercisable under the 2000 Plan.

As of March 31, 2025, the options outstanding and exercisable under the 2000 Plan were as follows:

As of March 31, 2025
Min	Max	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$148.0	$148.0	250	0.25	$148	$—
		250	0.25	$148	$—

During the year ended March 31, 2026 and 2025, 250 and 642 options expired, respectively.

Stock Appreciation Rights ("SARs")

During the year ended March 31, 2026, the Company granted 85 thousand SARs, which were granted under the 2017 Plan. No SARs were granted during the year ended March 31, 2025.

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

The following weighted average assumptions were used to estimate the fair value of SARs granted, as follows:

For the Year Ended March 31,
2026
Expected dividend yield	$—
Expected equity volatility	100%
Expected term (years)	3.0
Risk-free interest rate	3.92%
Exercise price	$3.16
Market price per share	$3.16

No SARs were issued in the fiscal year ended March 31, 2025.

SARs outstanding under the 2017 Plan, along with the minimum and maximum strike price of each group, are as follows:

As of March 31, 2026
Min	Max	SARs Outstanding (In thousands)	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$3.16	$3.16	85	9.01	$3.16	$—
$5.80	$12.80	625	5.98	$9.40	—
$23.20	$29.40	98	3.12	$27.77	—
$39.40	$44.60	38	4.89	$39.43	—
		846	5.91	$12.24	$—

As of March 31, 2025
Min	Max	SARs Outstanding (In thousands)	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$5.80	$12.80	628	6.92	$9.44	$—
$23.20	$29.40	98	4.12	$27.77	—
$39.40	$46.40	41	5.85	$39.18	—
		766	6.51	$13.36	$—

Exercisable SARs under the 2017 Plan as of March 31, 2026 are as follows:

SARs Exercisable (In thousands)	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
691	6.1	$14.05	$—

As of March 31, 2026, the compensation cost not yet recognized related to nonvested SARS awards totaled 65 thousand, to be recognized over the weighted average remaining vesting period of 1.2 years.

Activity for the year ended March 31, 2026 is as follows (in thousands):

Year Ended March 31, 2026
SARs Outstanding March 31, 2025	766
Issued	85
Forfeited	(5)
Total SARs Outstanding March 31, 2026	846

Performance Stock Units ("PSUs")

The Company has granted PSUs under the 2017 Plan to employees of the Company that vest upon certain performance goals being achieved. Upon vesting, the award may be settled in shares or cash at the Company's discretion.

There were no PSUs granted, earned, vested, or settled during the years ended March 31, 2026 and 2025. During the year ended March 31, 2026, the 25,000 unvested PSUs outstanding as of March 31, 2025 were forfeited upon the expiration of the applicable performance period. As of March 31, 2026, there were no outstanding unearned or unvested PSUs.

Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs")

During the year ended March 31, 2026, the Company granted RSAs and RSUs to employees under the 2017 Plan. These RSAs and RSUs have 3-year vesting periods and are valued at the closing stock price on the date of grant. Upon vesting, RSUs may be settled in shares or cash at the Company's discretion while RSAs are settled in shares.

As of March 31, 2026, there was $3.8 million of unrecognized stock-based compensation expense related to these awards that will be recognized over the remaining vesting period of 22 months. As of March 31, 2026, there were $3.1 million unvested RSUs and RSAs outstanding.

RSU and RSA activity for the year ended March 31, 2026 is as follows (in thousands):

	Year Ended March 31, 2026	Weighted Average Grant Date Fair Value	Aggregate Fair Value
Outstanding March 31, 2025	2,255	$0.83	$1,872
Issued	998	3.21	3,202
Forfeited	(170)	0.83	(141)
Outstanding March 31, 2026	3,083	$1.60	$4,933

Stock-based Compensation Expense

A total of $3.0 million and $1.9 million of stock based compensation was included within Selling, General and Administrative expenses for the years ended March 31, 2026 and 2025, respectively.

Of this stock based compensation expense, there was $0.3 million and $0.3 million of stock-based compensation expense for the year ended March 31, 2026 and 2025, respectively, related to Board of Director fees. During the years ended March 31, 2026 and 2025, the Company issued 97 thousand and 74 thousand restricted shares, respectively to non-employee directors as compensation for their services.

7. EARNINGS (LOSS) PER SHARE

Basic net (loss) income per share is computed by dividing the net (loss) income attributable to Common Stockholders, adjusted for by the deemed earnings attributable to participating common warrant holders, by the weighted average number of shares of Common Stock outstanding during the period.

Diluted net (loss) income per share is computed by dividing the net (loss) income available to Common Stockholders by the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include restricted stock units, stock options and warrants outstanding during the period and are calculated using the treasury stock method. Potentially dilutive common shares are excluded from the computations of diluted (loss) income per share if their effect would be anti-dilutive. A net loss available to Common Stockholders causes all potentially dilutive securities to be anti-dilutive and are not included.

The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the fiscal year ended March 31, 2026 and 2025:

	Twelve Months ended March 31,
	2026	2025
	(in thousands, except shares and per share data)
Numerator:
Net (loss) income attributable to common stockholders and participating common warrant holders	$(9,191)	$3,246
Less: earnings attributable to participating common warrant holders	—	(468)
Net (loss) income attributable to common stockholders - basic and diluted	$(9,191)	$2,778

Denominator:
Weighted average shares of common stock - basic	18,777,332	15,813,590
Effect of dilutive common stock equivalents	—	2,004,838
Weighted average shares of common stock - diluted	18,777,332	17,818,428

Earnings per share:
Basic (loss) earnings per share	$(0.49)	$0.18
Effect of dilutive common stock equivalents	—	(0.02)
Diluted (loss) earnings per share	$(0.49)	$0.16

The following common equivalent shares outstanding at period-end have been excluded from the computation of earnings per share, as their inclusion would have been anti-dilutive:

	Twelve Months ended March 31,
	2026	2025
Options to purchase common stock	—	250
Stock appreciation rights	846,151	766,244
Restricted stock units and awards	3,082,830	—
Warrants to purchase common stock	706,667	2,654,167
Convertible notes	6,500,000	—

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has three operating leases related to its Cineverse India operations, with expiration dates in July 2027. The Company incurred $272 thousand and $423 thousand in rental expense associated with its operating leases during the years ended March 31, 2026 and 2025, respectively.

The Company did not have any sublease arrangements during the twelve months ended March 31, 2026 and accordingly did not recognize any sublease income. The Company recognized $0.2 million sublease income related to its subleasing arrangement during the twelve months ended March 31, 2025.

The table below presents the lease-related assets and liabilities recorded on our Consolidated Balance Sheets (in thousands):

	Classification on the Balance Sheet	2026	2025
Assets
Noncurrent	Other long-term assets	$378	$435
Liabilities
Current	Operating leases liabilities	298	187
Noncurrent	Operating leases liabilities, net of current	105	275
		$403	$462

The table below presents the annual gross undiscounted cash flows related to the Company's operating lease commitments (in thousands):

Fiscal year ending March 31,	Operating Lease Commitments
2027	$310
2028	106
Thereafter	—
Total lease payments	$416
Less imputed interest	(13)
Total	$403

For leases which have a term of twelve months or less and do not contain an option to extend which the Company is reasonably certain to implement, the Company has elected to not apply the recognition provisions of ASC 842 and recognizes these expenses on a straight-line basis over the term of the agreement.

Because our operating leases do not provide a readily determinable implicit rate, the Company estimated its incremental borrowing rate to discount the lease payments based on information available at our lease commencement date. The weighted average discount rate utilized was 4.61%.

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

	Fiscal Year Ended March 31,
	2027	2028	2029	2030	2031
Total Project Commitments	$4,339	$204	$—	$—	$—

9. INCOME TAXES

We recorded income tax expense (benefit) of ($2.8) million and $106 thousand from operations for the years ended March 31, 2026 and 2025, respectively. For the year ended March 31, 2026, we recorded an income tax (benefit) of ($2.8) million, which represented a ($2.8) million release of our valuation allowance related to the IndiCue acquisition, a ($75) thousand deferred tax (benefit) related to changes in the Indian deferred tax asset, net of $25 thousand of current U.S. state income taxes and $43 thousand of current Indian income taxes.

In connection with the acquisition of IndiCue, during the year ended March 31, 2026, we recorded identifiable intangible assets for financial reporting purposes for which there was no corresponding step-up in tax basis because the transaction was treated as a stock acquisition for income tax purposes. As a result, we recognized an acquisition-date deferred tax liability of approximately $2.8 million related to the book-over-tax basis differences in the acquired intangible assets. The deferred tax liability represented a source of future taxable income and supported the realizability of an equivalent amount of our existing deferred tax assets. Accordingly, we reduced our valuation allowance by approximately $2.8 million and recognized a corresponding deferred income tax benefit in the consolidated statement of operations for the year ended March 31, 2026. We continue to maintain a valuation allowance against deferred tax assets that are not supported by sufficient positive evidence of realizability.

In July 2025, the One Big Beautiful Bill Act (Public Law 119-21) was enacted. We recognized the income tax effects of the legislation in the period of enactment in accordance with ASC 740. The legislation did not have a material impact on our consolidated financial statements for the year ended March 31, 2026. We will continue to evaluate the impact of the legislation on future periods.

The following table presents the components of (loss) income before income taxes and the related income tax (benefit) expense (in thousands):

	For the Fiscal Year Ended March 31,
	2026	2025
Net (loss) income before income taxes
U.S. operation	$(11,394)	$3,677
India operations	(106)	193
Total (loss) income before income taxes	$(11,500)	$3,870
Income tax expense:
Current
U.S. federal	$—	$—
U.S. state and local (a)	25	62
India	43	51
Total current income tax expense	$68	$113
Deferred:
U.S. federal	(2,498)	—
U.S. state and local (b)	(338)	—
India	(75)	(7)
Total deferred income tax (benefit) expense	(2,911)	(7)
Total income tax (benefit) expense	$(2,843)	$106

(a)
Taxes in Texas make up the majority of the current U.S. state and local income tax (benefit) expense.
(b)
Taxes in Illinois, California, New York State, Colorado, New Jersey and New York City make up the majority of the deferred U.S. state and local income tax (benefit) expense.

Income taxes paid (net of refunds received) related to continuing operations are presented on a cash basis and reconcile to cash paid for income taxes in the consolidated statement of cash flows. Income taxes paid (net of refunds received) were as follows (in thousands):

	For the Fiscal Year Ended March 31,
.	2026	2025
Jurisdiction:
U.S. federal	$—	$—
U.S. state and local:
Texas	17	3
India	56	31
Total income tax paid	$73	$34

The expected tax expense (benefit) based on the United States statutory federal tax rate is reconciled with actual tax expense (benefit) as follows (in thousands):

	For the Year Ended March 31,
	2026		2025
Expected U.S. federal statutory income tax	$(2,415)	21.0%	$813	21.0%
U.S. state and local income taxes, net of federal benefit (c)	(318)	2.7%	49	1.3%
India vs. U.S. federal statutory tax rate difference	(9)	0.1%	4	0.1%
Change in U.S. federal valuation allowance	(113)	1.0%	(1,663)	(43.0)%
Nontaxable or nondeductible items:
Nondeductible acquisition-related costs	210	(1.8)%	—	—%
Change in fair value of contingent consideration	199	(1.7)%	—	—%
Nondeductible meals and entertainment	14	(0.1)%	8	0.2%
Adjustments to deferred tax assets	(411)	3.5%	895	23.1%
Income tax (benefit) expense	$(2,843)	24.7%	$106	2.7%

(c)
Taxes in Texas, Illinois, California, New York State, Colorado, New Jersey and New York City make up the majority of the effect of the U.S. state and local tax category.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	For the Fiscal Year Ended March 31,
	2026	2025
Deferred tax assets:
Net operating loss carryforwards	$19,221	$16,216
Stock-based compensation	2,321	2,198
Intangible assets	370	3,857
Accrued liabilities	461	442
Capital loss carryforwards	4,689	4,637
Non-deductible interest expense	4,175	3,741
Right of use liability	96	109
Bad debt reserve	352	73
Charitable contribution carryforwards	19	21
Total deferred tax assets before valuation allowance	31,704	31,294
Less: Valuation allowance	$(31,355)	$(31,141)
Total deferred tax assets after valuation allowance	349	153
Deferred tax liabilities:
Right of use asset	(90)	(102)
Fixed assets	(164)	(30)
Total deferred tax liabilities	(254)	(132)
Net deferred tax asset	$95	$21

We have provided a valuation allowance to our net deferred tax assets as of March 31, 2026 and 2025. We are required to recognize all or a portion of our deferred tax assets if we believe that it is more likely than not that such assets will be realized, given the weight of all available evidence. We assess the realizability of the deferred tax assets at each interim and annual balance sheet date. In assessing the need for a valuation allowance, we considered both positive and negative evidence, including recent financial performance, projections of future taxable income and scheduled reversals of deferred tax liabilities.

For the year ended March 31, 2026, our valuation allowance increased by $214 thousand, related to the U.S. federal and state jurisdictions in the amounts of ($113) thousand and $327 thousand, respectively. For the year ended March 31, 2025, our valuation allowance (decreased) by ($10.5) million, related to the U.S. federal and state jurisdictions in the amounts of ($1.7) million and ($8.9) million, respectively. The increase in our valuation allowance during the fiscal year ended March 31, 2026 was mainly due to an increase to our net operating loss carryforward and other deferred tax assets, net of a decrease related to the recording of a deferred tax liability related to the IndiCue acquisition. The decrease in our valuation allowance during the fiscal year ended March 31, 2025 was mainly due to a change in our blended state statutory tax rate. The state statutory tax rate decreased due to the utilization of the census-method for purposes of apportioning revenue. This change caused our gross state deferred tax asset to decrease along with the corresponding valuation allowance.

As of March 31, 2026, we had federal and state net operating loss carryforwards of approximately $80.5 million available in the United States of America (“U.S.”) to reduce future taxable income. U.S. federal and state net operating loss carryforwards of approximately $19.2 and $81.7 million, respectively, generally begin to expire in 2027. U.S. federal net operating loss carryforwards that were generated during the years ended March 31, 2020, 2021, 2022, 2023, 2024, and 2026 of approximately $61.3 million, do not expire.

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

We file income tax returns in the U.S. federal jurisdiction, various U.S. states, and India. For federal income tax purposes, our fiscal 2023 through 2026 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. Fiscal 2007 is also open for examination as we used the fiscal 2007 NOL carryforward to offset taxable income generated in fiscal 2025. For U.S. state tax purposes, our fiscal 2022 through 2026 tax years generally remain open for examination by most of the tax authorities under a four-year statute of limitations. For Indian income tax purposes, our fiscal 2023 through 2026 tax years remain open for examination by the tax authorities.

We evaluated the provisions of ASC 740-10 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that a company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10.

We recorded an unrecognized tax benefit liability of approximately $49 thousand as of March 31, 2026, related to potential state income tax liabilities arising from non-filing positions in connection with our acquisition of IndiCue. We recognize interest and penalties on uncertain tax positions as a component of income tax expense. As of March 31, 2025, no liability for unrecognized tax benefits was required to be reported.

A reconciliation of our unrecognized tax positions is as follows (in thousands):

	For the Fiscal Year Ended March 31,
	2026	2025
Balance at beginning of year	$—	$—
Additions based on tax positions related to the current year
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
State tax positions acquired in business combinations	49	—
Reductions due to lapse of statute of limitations	—	—
Balance at end of year	$49	$—

10. BUSINESS COMBINATIONS

A business combination is an acquisition of business. Business combinations are accounted by allocating the fair value of the purchase price of the assets acquired and liabilities assumed.

For the year ended March 31, 2026, the acquired business contributed revenue of and net income of $11.6 million and $3.9 million, respectively which are included in the Consolidated Statements of Operations from the acquisition date through March 31, 2026.

IndiCue Acquisition

On February 12, 2026, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) to acquire all of the issued and outstanding equity interests of IndiCue, a CTV monetization and engagement platform. The acquisition is intended to expand the Company’s technology capabilities and strengthen its advertising and audience engagement offerings within the streaming and connected television ecosystem.

Pursuant to the terms of the Purchase Agreement, the aggregate purchase price, further detailed below was subject to working capital and other customary adjustments, consisting of (i) $12.8 million payable in cash at closing and (ii) deferred consideration, payable over 6 to 12 months, in cash or shares of the Company’s Class A common stock, subject to stockholder approval, and earnout payments, in amounts totaling up to $18.0 million if certain revenue and gross profit earnout targets are achieved during the first three fiscal years following the Acquisition. The Purchase Agreement also includes certain restrictive covenants of the Sellers, including noncompetition provisions.

The Company agreed to pay deferred stock consideration one year after Closing (or earlier at the Company's discretion, or after six months upon the seller's request). Subject to certain conditions, settlement shall be in common stock, with a mechanism requiring additional compensation ("Shortfall Amount") if the Company's share price falls below a designated amount at the time of settlement. The Shortfall Amount may also be settled in cash or shares at the Company's discretion, subject to certain conditions. The Company elected the fair value option ("FVO") under ASC 825 to account for the deferred consideration liability. With this election, the Company remeasures the deferred consideration obligation at fair value at the end of each reporting period. All changes in fair value are recognized in earnings each reporting period until settlement. For the year ended March 31, 2026, the Company recognized a $1.0 million increase in the fair value of the deferred consideration liability, which is presented as Change in fair value of acquisition-related deferred consideration in the Consolidated Statements of Operations.

The aggregate purchase consideration consisted of the following (in thousands):

IndiCue
Purchase price allocation:
Cash paid to seller	12,800
Deferred consideration	11,250
Contingent consideration	11,250
Total purchase price	$35,300
Allocated to:
Cash and cash equivalents	3,183
Accounts receivables	15,424
Other current assets	39
Goodwill	14,419
Intangible assets:
Tradenames, Trademarks and Patents	2,500
Software	9,500
Customer Relationships	7,800
Accounts payable and accrued expenses	(14,729)
Deferred tax liability	(2,836)
$35,300

Giant Worldwide Acquisition

On January 7, 2026, the Company acquired Giant Worldwide ("Giant"), a provider of audience development, customer acquisition, direct-to-consumer marketing, and media services for leading entertainment brands and studios. The acquisition brings deep studio relationships, audience development expertise, and performance-driven marketing capabilities to the Matchpoint™ platform, further enhancing the Company's ability to provide end-to-end technology and media solutions to content owners, distributors, and streaming services.

Pursuant to the terms of the asset purchase agreement, the Company acquired the assets and liabilities of Giant for an aggregate purchase price of $1.95 million, payable as (a) $ 0.35 million at closing (the "Closing Date Payment") and (b) $1.65 million in four equal installments of $ 0.41 million due at the 3, 6, 9, and 12-month anniversaries of the Closing Date.

The Company acquired Giant as a result of a forced sale through an assignment for the benefit of creditors process.

Following the Company's reassessment of the assets and liabilities acquired, the Company recognized identifiable intangibles of $6.2 million for consideration of $2.0 million resulting in a bargain purchase gain of $4.3 million.

The aggregate purchase consideration consisted of the following (in thousands):

Giant Worldwide
Purchase price allocation:
Cash paid to seller	350
Deferred consideration	1,600
Total purchase price	$1,950
Allocated to:
Gain on bargain purchase	(4,250)
Intangible assets :
Tradenames, Trademarks and Patents	600
Preferred partner medallions	4,100
Customer Relationships	1,500
$1,950

The following unaudited pro forma financial information presents the combined results of operations of the Company, IndiCue as if the acquisitions had occurred on April 1, 2024 (in thousands):

	March 31,
	2026	2025
Revenue	101,479	92,606
Net (loss) income	$(8,097)	$2,911

Giant Worldwide is excluded from the table above due to impracticality reasons, as the Company was unable to obtain the requisite financial records for results pre-acquisition.

11. SUBSEQUENT EVENTS

On April 27, 2026, the Company agreed to issue shares of Common Stock in exchange for an aggregate of the holder’s 3.118 shares of Series A Preferred Stock. The exchange will be made in five (5) equal tranches, and commenced on May 1, 2026. The number of shares of Common Stock issuable in each tranche is to be calculated by dividing the value of the shares of Series A Preferred Stock being exchanged by the 5-day volume weighted average price ending on the trading day preceding the exchange. The Company is authorized to issue up to 1,500,000 shares of Common Stock under the Exchange Agreement. Upon the exchange of each tranche, the shares of Series A Preferred Stock so exchanged will be immediately retired and restored to the status of authorized but unissued preferred stock.

On May 7, 2026, we acquired the remaining outstanding ownership interests in CONtv from the minority interest holders in exchange for a total of 380,238 shares of the Common Stock and $89 thousand of cash payments. As a result of these transactions, CONtv became a wholly-owned subsidiary of the Company.

Effective May 1, 2026, the Company entered into a lease for New York, NY office location. The lease term ends on May 31, 2029. The lease contained standard and customary terms which included a security deposit of $96 thousand among other amounts due at lease execution date. The monthly base rent installment escalates over the term of the lease from $19 thousand to $20 thousand per month at the end of the lease term.

Effective May 1, 2026, the Company entered into a lease for its Burbank, CA office location. The lease term ends on June 30, 2029. The lease contained standard and customary terms which included a security deposit of $38 thousand among other amounts due at lease execution date.The monthly rent installment of base rent escalates over the term of the lease from $35 thousand, after an initial four month introductory rate, to $38 thousand per month at the end of the lease term.

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

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in the Exchange Act), as of March 31, 2026. Based on such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures in our internal control over financial reporting as of March 31, 2026.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of IndiCue, Inc., acquired on February 12, 2026 and Giant Worldwide, acquired on January 7, 2026, which are included in our consolidated financial statements since the date of acquisition and represented less than 29% of our total assets as of March 31, 2026, after excluding goodwill and intangible assets acquired, and 18% of our total revenues for the year ended March 31, 2026. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except that we implemented changes in our royalty accrual estimation process, following the upgrade of certain accounting systems and the integration of acquired businesses into our accounting and financial reporting process.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Christopher J. McGurk, 69, has been the Company’s Chief Executive Officer and Chairman of the Board since January 2011. Mr. McGurk was the founder and Chief Executive Officer of Overture Films from 2006 until 2010, and also the Chief Executive Officer of Anchor Bay Entertainment, which distributed Overture Films’ products to the home entertainment industry. From 1999 to 2005, Mr. McGurk was Vice Chairman of the Board and Chief Operating Officer of Metro-Goldwyn-Mayer Inc. (“MGM”), acting as the company’s lead operating executive until MGM was sold for approximately $5 billion to a consortium of investors. Mr. McGurk joined MGM from Universal Pictures, where he served in various executive capacities, including President and Chief Operating Officer, from 1996 to 1999. From 1988 to 1996, Mr. McGurk served in several senior executive roles at The Walt Disney Studios, including Studios Chief Financial Officer and President of The Walt Disney Motion Picture Group. Mr. McGurk has previously served on the boards of IDW Media Holdings, Inc., BRE Properties, Inc., DivX Inc., DIC Entertainment, Pricegrabber.com, LLC and MGM Studios, Inc. Mr. McGurk has had a long and transformative executive career in film, TV and streaming content industries.

Peter C. Brown, 67, has been a member of the Board since September 2010. He is Chairman of Grassmere Partners, LLC, a private investment firm he founded in 2009. He served as Chairman of the Board, Chief Executive Officer, and President of AMC Entertainment Inc. (“AMC”), one of the world’s leading theatrical exhibition companies, from 1999 to 2009, and Chief Financial Officer from 1991 to 1999. In 1997, he founded EPR Properties, (NYSE: EPR) a real estate investment trust and served as Chairman of the Board until 2003. He currently serves on the board of EPR Properties. Past additional public company boards include Lumen Technologies, Inc., National CineMedia, Inc., Midway Games, Inc., LabOne, Inc., and Protection One, Inc.

Mary Ann Halford, 67, has been a member of the Board since December 2023. Ms. Halford is an internationally recognized media and entertainment operator, advisor, and entrepreneur. She is the Founder and Managing Principal of Halford Media Advisory, working with clients in the US and internationally on transformation strategies. Prior to setting up her own firm, she was a Partner at Altman Solon, a Telecommunications, Media, and Technology (“TMT”) strategy consultancy focusing on the media industry. Ms. Halford has previously served as a Senior Managing Director at FTI Consulting and EVP of Fox International Entertainment Channels, a division of Fox Entertainment Group. In 2002, she co-founded El Camino Entertainment Group which consolidated operating businesses in the live family entertainment industry, which currently operates as North American Midway Entertainment. Past board positions include director of EightCo Holdings (NASDAQ: OCTO),Verge SE (f/k/a Media and Games Invest) (OMX: M8G), Vinco Ventures (NASDAQ: BBIG) and Triton Digital (private).

Patrick W. O’Brien, 79, has been a member of the Board since July 2015. He currently serves as the Managing Director and Principal of Granville Wolcott Advisors, a company he formed in 2009, which provides business consulting, due diligence and asset management services for public and private clients. Mr. O’Brien has previously served as Chairman of the Board and CEO of Livevol, Inc., a private company that was a leader in equity and index options technology, which was successfully sold to CBOE Holdings. During the past five years, Mr. O’Brien has also served on the boards of Creative Realities, Inc., ICPW Liquidation Trust, and Merriman Holdings, Inc.

Executive Officers

The Company’s executive officers are Christopher J. McGurk, Chief Executive Officer and Chairman of the Board, Erick Opeka, President and Chief Strategy Officer, Gary S. Loffredo, Chief Legal Officer, Secretary and Senior Advisor, Tony Huidor, President of Technology and Chief Product Officer, Sean McCabe, Chief Financial Officer, Yolanda Macias, Chief Motion Pictures Officer, and Mark Torres, Chief People Officer. Biographical information for Mr. McGurk is included above.

Erick Opeka, 52, has served as the Company’s Chief Strategy Officer and President since December 2020, overseeing the day-to-day operations of the Company's streaming and distribution operations, and driving Cineverse's corporate strategy and M&A initiatives. Prior to his current role, Mr. Opeka served as EVP of the Company’s Global Digital Distribution business. Before joining Cineverse, he co-founded and led the independent distributor New Video's streaming business. Mr. Opeka began his entertainment career at Madstone Entertainment, and prior to that, he served in the US Army infantry. He currently serves as the Vice Chairman of streaming trade organization OTT.X and on the Board of Directors of film and television production company Roundtable Entertainment. Mr. Opeka holds a BA degree from The University of Texas at Austin and an MBA from Florida State University.

Gary S. Loffredo, 61, is the Company’s Chief Legal Officer, Secretary and Senior Advisor. Mr. Loffredo has served in numerous executive leadership roles with the Company since joining in 2000 including President, Chief Operating Officer, Senior Vice President of Business Affairs, and General Counsel. He also served as President of Digital Cinema from 2011 to 2023, as Interim Co-Chief Executive Officer from June 2010 through December 2010 and was a member of the Company’s Board of Directors from September 2000 - October 2015. Prior to joining Cineverse, from March 1999 to August 2000, Mr. Loffredo was Vice President, General Counsel and Secretary of Cablevision Cinemas d/b/a Clearview Cinemas, a film exhibitor. From September 1992 to February 1999, he was an attorney at the law firm of Kelley Drye & Warren LLP.

Tony Huidor, 58, is the Company’s President of Technology and Chief Product Officer. Since joining Cineverse in 2015, Huidor has managed the launch and daily operations of the Company’s portfolio of all subscription and ad-supported digital-first channels. He conceived and designed Cineverse’s proprietary Matchpoint Dispatch™ distribution platform and oversees overall product development of Matchpoint Blueprint™ which powers all streaming apps for Cineverse’s portfolio of streaming services. In addition, Mr. Huidor recently developed cineSearch which is the Company’s AI-based conversational chatbot for advanced content recommendations. Prior to joining the Company, Mr. Huidor served as Vice President of Operations for Universal Music Group (UMG) and then VP of Technical Product Development for Universal Music Group Distribution (UMGD). Prior to his tenure at Universal Music Group, Mr. Huidor worked as Director of Product Development for the Walt Disney Internet Group, where he was responsible for the creation and development of subscription-based entertainment services worldwide.

Yolanda Macias, 61, is the Company's Chief Motion Pictures Officer. She joined Cineverse in 2013 and was the Chief Content Officer of Cineverse Entertainment Group from December 2020 to May 2025. She is responsible for acquiring global content rights for all distribution and streaming platforms and oversees marketing. Ms. Macias has over 25 years of entertainment distribution experience, including executive positions at Vivendi/Universal from 2004 to 2012, DIRECTV from 1996 to 2003, and The Walt Disney Company from 1992 to 1995. Ms. Macias serves on the board of Skechers USA, Inc. (NYSE: SKX) and as vice chair for C5LA a non-profit organization supporting under resourced and high potential teen. Macías received her MBA from the J.L. Kellogg Graduate School of Management at Northwestern University and her B.S. degree in Finance from California State University, Northridge.

Mark Torres, 66, is the Company’s Chief People Officer. He joined Cineverse in 2018 as Senior Vice President of Human Resources. Mr. Torres has served as a senior human resources executive for over 20 years, including prior to the Company, at Sony Pictures Entertainment, Ticketmaster and Reed Elsevier/Variety, as well as several technology and media start-up companies. Mr. Torres served as SVP of People & Culture at AdTec Rubicon Project (now Magnite). Mr. Torres is a graduate of California State University, Long Beach with a bachelor’s degree in Telecommunications.

Sean McCabe, 40, is Chief Financial Officer of Cineverse where he leads the Company’s global finance and accounting teams and oversees financial planning, capital markets, corporate strategy, and cost optimization initiatives. Prior to joining Cineverse, Mr. McCabe served as VP of Accounting and Finance at Publisher First, Inc. dba Freestar, a leading ad-tech company, where he managed accounting and finance functions and played a key role in M&A, treasury, and capital structure optimization. In 2023 and 2024, Mr. McCabe served as Vice President and Corporate Controller at Cineverse. Prior to that, Mr. McCabe served as the Controller of Fulgent Genetics (2022-2023) and Jukin Media (2020-2022), and as the Director of Strategic Initiatives National Grid (2017-2020). He began his career at PricewaterhouseCoopers in the audit and M&A advisory practices (2008-2017). Mr. McCabe holds a Master of Science in Accounting from the UConn School of Business and a Bachelor of Science from Pennsylvania State University.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10% of its Common Stock to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all such reports they file.

Based on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that none of its directors, executive officers or persons who beneficially own more than 10% of the Common Stock failed to comply with Section 16(a) reporting requirements during the fiscal year ended March 31, 2026 (the “Last Fiscal Year”) except Messrs. Brown, O’Brien and Huidor, Ms. Halford and Mark Lindsey, our former Chief Financial Officer, each of whom filed one late Form 4 reporting one transaction, and Ms. Macias, who filed two late Form 4s reporting one late transaction each.

Code of Business Conduct and Ethics

We have adopted a code of ethics applicable to all members of the Board, executive officers and employees. Such code of ethics is available on our Internet website, https://investor.cineverse.com/. We intend to disclose any amendment to, or waiver of, a provision of our code of ethics by filing a Form 8-K with the SEC.

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

	Audit Committee	Compensation Committee	Nominating Committee
Christopher J. McGurk*
Mary Ann Halford	●	▲	●
Peter C. Brown	▲	●	●
Patrick W. O’Brien**	●	●	▲

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

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company does not grant equity awards in anticipation of the release of material nonpublic information or for the purpose of affecting the value of executive compensation. The Company’s policy and practice is not to time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The Board or Compensation Committee, as applicable, approves equity awards based on Company compensation objectives, applicable plan terms and relevant business considerations, and does not determine the timing or terms of such awards based on material nonpublic information.

Stock Ownership Guidelines

The Board has adopted stock ownership guidelines for its non-employee directors, pursuant to which the non-employee directors are required to acquire, within three (3) years, and maintain until separation from the Board, shares equal in value to a minimum of three (3) times the value of the annual cash retainer (not including committee or per-meeting fees) payable to such director. Shares acquired as Board retainer fees and shares owned by an investment entity with which a non-employee director is affiliated may be counted toward the stock ownership requirement. As of March 31, 2026, each of Messrs. Brown and O’Brien and Ms. Halford currently meet the stock ownership guidelines.

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

Social

We encourage our employees to give back to the community. We maintain a Community Service Policy that provides paid time off to employees volunteering with qualified charitable organizations or causes (which organizations or causes may not discriminate based on creed, race, color, national origin, religion, age, disability, sex, gender, identity, sexual orientation, pregnancy or any other legally protected classification).

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

SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	All Other Compensation ($) (4)	Total ($)
Christopher J. McGurk	2026	650,000	—	300,000	—	43,721	993,721
Chief Executive Officer	2025	650,000	—	249,270	—	39,912	939,182
and Chairman	2024	650,000	325,000	—	—	39,286	1,014,286

Gary S. Loffredo	2026	460,000	—	199,998	—	61,750	721,748
Chief Legal Officer,	2025	460,000	—	166,180	—	56,797	682,977
Secretary and Senior Adviser	2024	460,000	161,000	—	196,323	55,521	872,844

Erick Opeka	2026	475,000	—	274,998	—	61,750	811,748
Chief Strategy Officer	2025	475,000	—	228,497	—	56,852	760,349
and President	2024	475,000	120,000	—	368,106	55,536	1,018,642

(1)
The Company's bonus program, the MAIP incentive program, is described below. For fiscal year 2024, the MAIP bonuses were settled in the Company's Common Stock.
(2)
Includes PSUs earned during the respective fiscal year.
(3)
The amounts in this column reflect the grant date fair value for all fiscal years presented in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in footnote 2 to the Company’s audited financial statements for the fiscal years ended March 31, 2026 and 2025, included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the “Form 10-K”).
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

Equity Compensation Plans

The following table sets forth certain information, as of March 31, 2026, regarding the shares of Cineverse’s Class A common stock under Cineverse’s equity compensation plan.

Plan	Number of shares of Class A common stock issuable upon exercise of outstanding options, warrants or rights (1)	Weighted average of exercise price of outstanding options, warrants and rights	Number of shares of Class A common stock remaining available for future issuance
Cineverse Second Amended and Restated 2000 Equity Incentive Plan (“the 2000 Plan”)	—	$—	—
Cineverse 2017 Equity Incentive Plan (the “2017 Plan”)	846,151	$12.24	1,658,762
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

OUTSTANDING EQUITY AWARDS AT MARCH 31, 2026

EQUITY AWARDS (1)							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Christopher J. McGurk	35,000	(2)	—		29.40	6/7/2028	—		—
	125,000	(3)	—		10.80	11/19/2030	—		—
	125,000	(4)	—		9.60	10/17/2032	—		—
							200,000	(11)	480,000
							120,000	(12)	288,000
							263,006	(13)	631,214
Gary S. Loffredo	20,380	(5)	—		29.40	12/10/2028	—		—
	60,000	(6)	—		12.80	12/23/2030	—		—
	26,666	(7)	13,334	(7)	5.80	5/16/2033	—		—
							133,334	(14)	320,002
							76,820	(15)	184,368
							130,289	(16)	312,694
Erick Opeka	17,750	(8)	—		23.20	9/28/2028	—		—
	60,000	(9)	—		12.80	12/23/2030	—		—
	50,000	(10)	25,000	(10)	5.80	5/16/2033	—		—
							183,334	(17)	440,002
							94,550	(18)	226,920
							144,147	(19)	345,953
(1)
Reflects stock appreciation rights granted under the 2000 Plan and SARs granted under the 2017 Plan.
(2)
Consists of stock appreciation rights, of which 1/3 vested on March 31st of each 2019, 2020 and 2021.
(3)
Consists of stock appreciation rights, of which 62,500 vested on each of November 19, 2020 and March 31, 2023.
(4)
Consists of stock appreciation rights, of which 41,666 vested on April 1, 2023, 41,667 vested on April 1, 2024, and 41,667 vested on April 1, 2025.
(5)
Consists of stock appreciation rights, of which 1/3 of which vested on December 10 of each 2019, 2020 and 2021.
(6)
Consists of stock appreciation rights, of which 25,000 vested on March 31 of each 2022 and 2023, and 10,000 vested on June 30, 2023.
(7)
Of such stock appreciation rights, 13,334 vested on May 16, 2024, 13,333 vested on May 1, 2025 and 13,333 vest on May 1, 2026.
(8)
Consists of stock appreciation rights, of which 1/3 vested on March 31 of each 2019, 2020, and 2021.
(9)
Of such stock appreciation rights, 25,000 vested on March 31, 2022, 25,000 vested on March 31, 2023 and 10,000 vested on December 31, 2023.
(10)
Of such stock appreciation rights, 25,000 vested on May 16, 2024, 25,000 vested May 1, 2025 and 25,000 vest on May 1, 2026.

(11)
Consists of 100,000 restricted stock awards and 100,000 restricted stock units, of which 1/2 vest on April 25 of each of 2026, 2027 and 2028. Each restricted stock unit has a value equal to one share of Class A common stock.
(12)
Each restricted stock unit has a value equal to one share of Class A common stock. Of such RSUs, 40,000 vest on May 1 of each of 2026, 2027 and 2028.
(13)
Each restricted stock unit has a value equal to one share of Class A common stock. Of such RSUs, 87,669 vest on October 8 of each of 2026 and 2027 and 87,668 vest on October 8, 2028.
(14)
Consists of 66,667 restricted stock awards and 66,667 restricted stock units, of which 66,666 vest on April 25, 2026 and 66,668 vest on April 25, 2027. Each restricted stock unit has a value equal to one share of Class A common stock.
(15)
Each restricted stock unit has a value equal to one share of Class A common stock. Of such RSUs, 25,607 vest on May 1 of each of 2026 and 2027 and 25,606 vest on May 1, 2028.
(16)
Each restricted stock unit has a value equal to one share of Class A common stock. Of such RSUs, 43,430 vest on October 8 of each of 2026 and 2027 and 43,429 vest on October 8, 2028.
(17)
Consists of 91,667 restricted stock awards and 91,667 restricted stock units, of which 91,666 vest on April 25 of 2026 and 91,668 vest on April 25, 2027. Each restricted stock unit has a value equal to one share of Class A common stock.
(18)
Each restricted stock unit has a value equal to one share of Class A common stock. Of such RSUs, 31,517 vest on May 1 of each of 2026 and 2027 and 31,516 vest on May 1, 2028.
(19)
Each restricted stock unit has a value equal to one share of Class A common stock. Of such RSUs, 48,049 vest on October 8 of each of 2026, 2027 and 2028.

Non-employee Directors

The following table sets forth certain information concerning compensation earned by the Company’s non-employee directors for services rendered as a director during the Last Fiscal Year.

Name	Cash Fees Earned ($)	Stock Awards ($)	Total ($)
Peter C. Brown	$85,000	$90,000	$175,000
Patrick W. O’Brien	$105,000	$90,000	$195,000
Mary Ann Halford (1)	$85,000	$90,000	$175,000

(1) Mary Ann Halford joined the board on December 8, 2023. Of the initial shares of restricted stock received upon joining the Board, 53,581 shares remain unvested as of March 31, 2026.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 19, 2026, the Company’s directors, executive officers, and principal stockholders beneficially own, directly or indirectly, in the aggregate, approximately 17.2% of its outstanding Common Stock. These stockholders have significant influence over the Company’s business affairs, with the ability to control matters requiring approval by the Company’s stockholders.

The following table sets forth as of June 19, 2026, certain information with respect to the beneficial ownership of the Common Stock as to (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of the Class A common stock, (ii) each of the Company’s directors, (iii) each of the NEOs and (iv) all of the Company’s directors and executive officers as a group.

CLASS A COMMON STOCK

	Shares Beneficially Owned (b)
Name (a)	Number		Percent
Christopher J. McGurk	1,046,045	(c)	4.4%
Erick Opeka	334,878	(d)	1.4%
Gary S. Loffredo	394,759	(e)	1.7%
Mary Ann Halford	277,961		1.2%
Peter C. Brown	164,964	(f)	*
Patrick W. O’Brien	160,906		*
All directors and executive officers as a group (10 persons)	3,024,796	(g)	12.6%

* Less than 1%.

(a)
Unless otherwise indicated, the business address of each person named in the table is c/o Cineverse Corp., 224 W. 35th St. Suite 500, #947 New York, New York 10001.
(b)
Applicable percentage of ownership is based on 23,417,021 shares of Common Stock outstanding as of June 19, 2026 together with all applicable options, warrants and other securities convertible into shares of our Common Stock for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Shares of Common Stock subject to options, warrants or other convertible securities exercisable within 60 days after June 19, 2026 are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or other convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except as otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares of Common Stock shown. Certain information is based on the numbers of shares reported in the most recent Schedule 13D or Schedule 13G, as amended, as applicable, filed by stockholders with the SEC through June 19, 2026 and information provided by holders or otherwise known to the Company
(c)
Includes (i) 285,000 shares of Common Stock underlying currently exercisable stock appreciation rights and (ii) 178,526 shares owned by the Christopher and Jamie McGurk Living Trust, of which Mr. McGurk is a trustee.
(d)
Includes 152,750 shares of Common Stock underlying currently exercisable stock appreciation rights.
(e)
Includes 120,380 shares of Common Stock underlying currently exercisable stock appreciation rights.
(f)
Includes 4,603 shares owned by Grassmere Partners LLC, of which Mr. Brown is Chairman. Mr. Brown disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein.
(g)
Includes a total of 683,964 shares that are not currently outstanding, consisting shares of Common Stock underlying currently exercisable stock appreciation rights.

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

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board, and the Board approved that the audited financial statements be included in the Form 10-K for the year ended March 31, 2026 for filing with the SEC.

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

The Company’s Audit Committee has adopted policies and procedures for pre-approving all services, including non-audit work, performed by EisnerAmper LLP for the fiscal years ended March 31, 2026 and 2025. In determining whether to approve a particular audit or permitted non-audit service, the Audit Committee will consider, among other things, whether the service is consistent with maintaining the independence of the independent registered public accounting firm. The Audit Committee will also consider whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service to our Company and whether the service might be expected to enhance our ability to manage or control risk or improve audit quality. Specifically, the Audit Committee has pre-approved the use of EisnerAmper LLP for detailed, specific types of services within the following categories of non-audit services: acquisition due diligence and audit services; tax services; and reviews and procedures that the Company requests EisnerAmper LLP to undertake on matters not required by laws or regulations. In each case, the Audit Committee has required management to obtain specific pre-approval from the Audit Committee for any engagements.

The aggregate fees billed for professional services by EisnerAmper LLP for these various services were:

Type of Fees	For the fiscal year ended March 31,
	2026	2025
(1) Audit Fees	$612,675	$576,000
(2) Audit-Related Fees	136,500	—
(3) Tax Fees	—	—
(4) All Other Fees	—	—
	$749,175	$576,000

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees the Company paid EisnerAmper LLP for professional services for the audit of the Company’s Consolidated Financial Statements for the fiscal years ended March 31, 2026 and 2025 included in Form 10-K and review of Consolidated Financial Statements incorporated by reference into Form S-1 and Form S-3 and included in Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s Consolidated financial statements; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories. All of the services set forth in sections (1) through (4) above were approved by the Audit Committee in accordance with the Audit Committee Charter.

For the fiscal years ended March 31, 2026 and 2025, the Company retained a firm other than EisnerAmper LLP for tax compliance, tax advice and tax planning.

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

4.4	-	Trademark Security Agreement dated as of September 15, 2022 by and between East West Bank and each of Cinedigm Corp. and the Guarantors thereto. (32)
4.4.1	-	Trademark Security Agreement dated as of April 8, 2025 by and among East West Bank, Cineverse Corp. and the Guarantors party thereto. (43)
4.5	-	Copyright Security Agreement dated as of September 15, 2022 by and between East West Bank and each of Cinedigm Corp. and the Guarantors thereto. (32)
4.5.1	-	Amendment No. 1 to Copyright Security Agreement, dated as of August 8, 2023, by and among East West Bank and each of Cineverse Corp. and the Guarantors party thereto. (41)
4.5.2	-	Copyright Security Agreement dated as of April 8, 2025 by and among East West Bank, Cineverse Corp. and the Guarantors party thereto. (43)
4.6	-	Guaranty Agreement dated as of April 5, 2024 by Cineverse Corp. to BondIt, LLC. (46)
4.7	-	Form of Common Warrant(36)
4.8	-	Form of Note dated as of February 12, 2026 (51)
4.9	-	Form of Warrants (Notes) (51)
4.10*	-	Description of Securities
10.1†	-	Second Amended and Restated 2000 Equity Incentive Plan of the Company. (3)
10.1.1†	-	Amendment dated May 9, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (5)
10.1.2†	-	Form of Notice of Restricted Stock Award. (3)
10.1.3†	-	Form of Non-Statutory Stock Option Agreement. (4)
10.1.4†	-	Form of Restricted Stock Unit Agreement (employees). (5)
10.1.5†	-	Form of Stock Option Agreement. (2)
10.1.6†	-	Form of Restricted Stock Unit Agreement (directors). (5)
10.1.7†	-	Amendment No. 2 dated September 4, 2008 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (6)
10.1.8†	-	Amendment No. 3 dated September 30, 2009 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (8)
10.1.9†	-	Amendment No. 4 dated September 14, 2010 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (11)
10.1.10†	-	Amendment No. 5 dated April 20, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (12)
10.1.11†	-	Amendment No. 6 dated September 12, 2012 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (14)
10.1.12†	-	Amendment No. 7 dated September 16, 2014 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (15)
10.1.13†	-	Amendment No. 8 dated September 8, 2016 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (17)
10.1.14†	-	Amendment No. 9 dated September 27, 2016 to the Second Amended and Restated 2000 Equity Incentive Plan of the Company. (18)
10.2†	-	Cinedigm Corp. Management Incentive Award Plan. (9)
10.3†	-	Form of Indemnification Agreement for non-employee directors. (10)
10.4†	-	2017 Equity Incentive Plan of the Company. (19)
10.4.1†	-	Form of Notice of Incentive Stock Option Grant. (20)
10.4.2†	-	Form of Notice of Option Grant. (20)
10.4.3†	-	Form of Notice of Restricted Stock Award. (20)

10.4.4†	-	Form of Notice of Restricted Stock Unit Award. (20)
10.4.5†	-	Form of Notice of Performance-Based Restricted Stock Award. (22)
10.4.6†	-	Form of Notice of Stock Appreciation Right Grant (revised). (23)
10.4.7†	-	Amendment No. 1 to the 2017 Equity Incentive Plan. (24)
10.4.8†	-	Amendment No. 2 to the 2017 Equity Incentive Plan. (25)
10.4.9†	-	Amendment No. 3 to the 2017 Equity Incentive Plan. (26)
10.4.10†	-	Amendment No. 4 to the 2017 Equity Incentive Plan. (27)
10.4.11†	-	Amendment No. 5 to the 2017 Equity Incentive Plan. (28)
10.4.12†	-	Form of Notice of Restricted Stock Award (Directors). (29)
10.4.13†	-	Form of Notice of Performance-Based Restricted Stock Unit Award. (33)
10.4.14†	-	Amendment No. 6 to the 2017 Equity Incentive Plan. (34)
10.4.15†	-	Amendment No. 7 to the 2017 Equity Incentive Plan. (42)
10.4.16†	-	Amendment No. 8 to the 2017 Equity Incentive Plan. (50)
10.5	-	[Intentionally omitted]
10.6	-	[Intentionally omitted]
10.7†	-	Employment Agreement between Cinedigm Corp. and Christopher J. McGurk dated as of October 17, 2022.** (33)
10.7.1†	-	Employment Agreement between Cineverse Corp. and Christopher J. McGurk dated as of May 1, 2025. (44)
10.8	-

Multiparty Agreement, dated as of October 18, 2011, among Cinedigm Digital Funding 2, LLC, as Borrower, Access Digital Cinema Phase 2, Corp., CDF2 Holdings, LLC, Cinedigm Digital Cinema Corp., CHG-MERIDIAN U.S. Finance, Ltd., Société Générale, New York Branch, as Senior Administrative Agent and Ballantyne Strong, Inc., as Approved Vendor. (13)

10.9	-	Master Equipment Lease No. 8463, effective as of October 18, 2011, by and between CHG- MERIDIAN U.S. Finance, Ltd. And CDF2 Holdings, LLC. (13)
10.10	-	Master Equipment Lease No. 8465, effective as of October 18, 2011, by and between CHG-MERIDIAN U.S. Finance, Ltd. And CDF2 Holdings, LLC. (13)
10.11	-	Sale and Leaseback Agreement, dated as of October 18, 2011, by and between CDF2 Holdings, LLC and CHG-MERIDIAN U.S. Finance, Ltd. (13)
10.12	-	Registration Rights Agreement, dated as of November 1, 2017, between the Company and the purchasers listed on Schedule I therein. (21)
10.13	-	Amended and Restated Loan, Guaranty and Security Agreement dated as of September 15, 2022 by and among Cinedigm Corp., East West Bank and the Guarantors named therein. (32)
10.13.1	-	Amendment No. 1 to Amended and Restated Loan, Guaranty and Security Agreement, dated as of August 8, 2023, by and between Cineverse Corp., East West Bank and the Guarantors named therein.** (41)
10.13.2	-	Amendment No. 2 to Amended and Restated Loan, Guaranty and Security Agreement dated as of February 9, 2024 by and among Cineverse Corp., East West Bank and the Guarantors named therein. ** (38)
10.13.3	-	Amendment No. 3 to Amended and Restated Loan, Guaranty and Security Agreement dated as of September 15, 2022 with East West Bank and the Guarantors named therein. (46)
10.13.4	-	Amendment No. 4 to Amended and Restated Loan, Guaranty and Security Agreement, dated as of August 9, 2024 with East West Bank and the Guarantors named therein.** (47)
10.13.5	-	Second Amended and Restated Loan, Guaranty and Security Agreement dated as of April 8, 2025 by and among East West Bank, Cineverse Corp. and the Guarantors party thereto. (43)
10.13.6*	-	Amendment No. 1 to Second Amended and Restated Loan, Guaranty and Security Agreement, dated as of March 17, 2026, by and among East West Bank, Cineverse Corp. and the Guarantors party thereto.
10.14†	-	Employment Agreement between Cinedigm Corp. and Gary S. Loffredo dated as of May 16, 2023. (35)
10.14.1†	-	Employment Agreement between Cineverse Corp. and Gary Loffredo dated as of May 1, 2025. (44)
10.15†	-	Employment Agreement between Cinedigm Corp. and Erick Opeka dated as of May 16, 2023.**(35)
10.15.1 †	-	Employment Agreement between Cineverse Corp. and Erick Opeka dated as of May 1, 2025. (44)

10.16	-

Amended and Restated Equity Purchase Agreement dated March 25, 2022 among the Company, and David Chu, Augustine Hong, Helen Hong, Michael Hong, Justin Lee, Steven Park, and Kingsoon Ong (collectively, the “Sellers”) and David Chu as representative of the Sellers. (31)

10.17†	-	Employment Agreement between Cinedigm Corp. and Antonio Huidor dated as of May 16, 2023. (35)
10.17.1†	-	Employment Agreement between Cineverse Corp. and Antonio Huidor dated as of May 1, 2025. (45)
10.18†	-	Employment Agreement dated September 14, 2023 between Cineverse Corp. and Mark Lindsey (Certain Portions Omitted). (40)
10.18.1†	-	Employment Agreement between Cineverse Corp. and Mark Lindsey dated as of September 23, 2026.(49)
10.18.2†	-	Separation Letter dated as of May 8, 2026 between Cineverse Corp. and Mark Lindsey. (54)
10.18.3†	-	Consulting Agreement dated as of May 9, 2026 between Cineverse Corp. and Mark Lindsey.(54)
10.19	-	Sales Agreement, dated May 3, 2024 between Cineverse Corp., A.G.P./Alliance Global Partners and The Benchmark Company, LLC. (39)
10.20	-	Loan and Security Agreement dated as of April 5, 2024 by and among Cineverse Terrifier LLC, BondIt LLC, and the Guarantors named therein.** (46)
10.21	-	Stock Purchase Agreement dated as of February 12, 2026 by and among Cineverse Corp. and the Sellers named therein. ** (51)
10.22	-	Form of IndiCue Registration Rights Agreement dated as of February 12, 2026. (51)
10.23	-	Form of Note Purchase Agreement dated as of February 12, 2026. (51)
10.24	-	Form of Notes Registration Rights Agreement dated as of February 12, 2026. (51)
10.25	-	Employment Agreement dated March 16, 2026 and effective April 20, 2026 between Cineverse Corp. and Sean McCabe. (52)
10.26	-	Exchange Agreement dated April 27, 2026 between Cineverse Corp. and OCI-Cinedigm, LLC.(53)
19.1	-	Insider Trading Policy. (55)
21.1*	-	List of Subsidiaries.
23.1*	-	Consent of EisnerAmper LLP.
24.1*	-	Powers of Attorney. (Contained on signature page)
31.1*	-	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	-	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	-	Clawback Policy dated November 25, 2023. (48)
101.INS		Inline XBRL Instance Document.
101.SCH		Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
[Intentionally omitted]
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
(47)
Previously filed with the Securities and Exchange Commission on November 14, 2024 as an exhibit to the Company’s Form 10-Q (File No. 001-31810).
(48)
Previously filed with the Securities and Exchange Commission on July 1, 2024 as an exhibit to the Company’s Form 10-K (File No. 001-31810).
(49)
Previously filed with the Securities and Exchange Commission on September 29, 2025 as an exhibit to the Company’s Form 8-K (File No. 001-31810).
(50)
Previously filed with the Securities and Exchange Commission on November 21, 2025 as an exhibit to the Company’s Form 8-K (File No. 001-31810).
(51)
Previously filed with the Securities and Exchange Commission on February 17, 2026 as an exhibit to the Company’s Form 8-K (File No. 001-31810).
(52)
Previously filed with the Securities and Exchange Commission on April 15, 2026 as an exhibit to the Company’s Form 8-K (File No. 001-31810).
(53)
Previously filed with the Securities and Exchange Commission on May 1, 2026 as an exhibit to the Company’s Form 8-K (File No. 001-31810).
(54)
Previously filed with the Securities and Exchange Commission on May 28, 2026 as an exhibit to the Company’s Form 8-K (File No. 001-031810).
(55)
Previously filed with the Securities and Exchange Commission on June 30, 2025 as an exhibit to the Company’s Form 10-K (File No. 001-31810).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cineverse Corp.

Date:	June 26, 2026	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	June 26, 2026	By:	/s/ Sean McCabe
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

SIGNATURE(S)	TITLE(S)	DATE

/s/ Christopher J. McGurk	Chief Executive Officer and Chairman of the Board of Directors	June 26, 2026
Christopher J. McGurk	(Principal Executive Officer)

/s/ Sean McCabe	Chief Financial Officer	June 26, 2026
Sean McCabe	(Principal Financial and Accounting Officer)

/s/ Mary Ann Halford	Director	June 26, 2026
Mary Ann Halford

/s/ Peter C. Brown	Director	June 26, 2026
Peter C. Brown

/s/ Patrick O´Brien	Director	June 26, 2026
Patrick O´Brien