Form 10-Q
period 2026-06-30
Cineverse Corp.
filed 2026-08-13
CIK 1173204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: June 30, 2026

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

As of August 7, 2026, 23,771,387 shares of Class A Common Stock, $0.001 par value, were outstanding.

Cineverse Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Cineverse Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	June 30, 2026	March 31, 2026
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,319	$3,387
Accounts receivable, net of allowance for credit losses of $657 and $622, respectively	43,057	38,604
Content advances, net allowance of $5,768 and $5,503, respectively	6,789	7,507
Other current assets	1,370	1,280
Total current assets	55,535	50,778
Property and equipment, net	4,160	3,906
Intangible assets, net	41,922	44,114
Goodwill	21,293	21,218
Content advances, net of current portion	8,542	8,215
Other long-term assets, net	3,712	2,050
Total Assets	$135,164	$130,281
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$42,948	$39,351
Line of credit, net	11,358	9,435
Deferred consideration	15,380	13,800
Current portion of earnout consideration	3,800	—
Current portion of operating lease liabilities	836	298
Deferred revenue	94	125
Total current liabilities	74,416	63,009
Operating lease liabilities, net of current portion	1,289	105
Convertible notes payable, net	12,583	12,545
Earnout consideration, net of current portion	6,800	11,250
Total Liabilities	$95,088	$86,909
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 6 and 7 shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	3,245	3,559
Common stock, $0.001 par value; Class A Stock: 275,000,000 shares authorized as of June 30, 2026 and March 31, 2026; 24,247,336 and 21,362,845 shares issued, with 23,417,021 and 20,532,531 shares outstanding as of June 30, 2026 and March 31, 2026, respectively	516	199
Additional paid-in capital	565,644	564,105
Treasury stock, at cost; with 830,315 shares as of June 30, 2026 and March 31, 2026, respectively	(13,158)	(13,158)
Accumulated deficit	(515,870)	(510,099)
Accumulated other comprehensive loss	(301)	(282)
Total stockholders’ equity of Cineverse Corp.	40,076	44,324
Deficit attributable to noncontrolling interest	—	(952)
Total stockholders' equity	40,076	43,372
Total Liabilities and Stockholders' Equity	$135,164	$130,281

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2026	2025
Revenues	$30,595	$11,119
Costs and expenses
Direct operating	19,936	4,807
Selling, general and administrative	11,618	8,952
Depreciation and amortization	2,815	1,062
Change in fair value of acquisition-related deferred consideration	2,000	—
Change in fair value of acquisition-related earnout consideration	(650)	—
Total operating expenses	35,719	14,821
Operating loss	(5,124)	(3,702)
Interest (expense) income	(558)	278
Other income (expense), net	11	(78)
Net loss before income taxes	(5,671)	(3,502)
Income tax expense	(19)	(14)
Net loss	(5,690)	(3,516)
Net loss attributable to noncontrolling interest	—	(44)
Net loss attributable to controlling interests	(5,690)	(3,560)
Preferred stock dividends	(81)	(89)
Net loss attributable to common stockholders	$(5,771)	$(3,649)
Net loss per share attributable to common stockholders:
Basic	$(0.28)	$(0.21)
Diluted	$(0.28)	$(0.21)
Weighted average shares of Common Stock outstanding:
Basic	20,671	16,992
Diluted	20,671	16,992

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2026	2025
Net loss	$(5,690)	$(3,516)
Other comprehensive (loss) income:
Foreign exchange translation	(19)	16
Net loss attributable to noncontrolling interest	—	(44)
Comprehensive loss	$(5,709)	$(3,544)

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,690)	$(3,516)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,815	1,062
Fair value change in acquisition-related deferred consideration	2,000	—
Fair value change in earnout consideration	(650)	—
Stock-based compensation	948	418
Capitalized content	(495)	(985)
Amortization of debt issuance costs	353	75
Allowance for content advances	265	(128)
Barter transactions	44	(268)
Interest discount received from lender	—	(375)
Other	36	104
Changes in operating assets and liabilities:
Accounts receivable	(4,563)	(412)
Other current and long-term assets	(1,752)	(123)
Accounts payable, accrued expenses, and other liabilities	5,600	(10,022)
Content advances	126	(89)
Deferred revenue	(31)	(84)
Net cash used in operating activities	$(994)	$(14,343)
Cash flows from investing activities:
Expenditures for long-lived assets	(272)	(16)
Internally developed software capitalization	(154)	(181)
Purchase of business	(1,525)	—
Net cash used in investing activities	$(1,951)	$(197)
Cash flows from financing activities:
Proceeds from line of credit	18,785	9,325
Payments on line of credit	(16,862)	(5,697)
Proceeds from issuance of common stock from ATM, net of fees	2,474	—
Payment of deferred consideration	(412)	(95)
Cash paid to acquire noncontrolling interest	(89)	—
Shares withheld for employee taxes	—	(965)
Net cash provided by financing activities	$3,896	$2,568
Net change in cash and cash equivalents	951	(11,972)
Effect of exchange rate changes on cash and cash equivalents	(19)	16
Cash and cash equivalents at beginning of period	3,387	13,941
Cash and cash equivalents at end of period	$4,319	$1,985

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2026	2025
Cash interest paid	$584	$35
Income taxes paid	$47	$26
Noncash investing and financing activities:
Issuance of Common Stock for settlement of deferred consideration	$—	$2,400
Shares issued to acquire noncontrolling interest	$863	$—
Payroll tax withholding accrual on equity vesting	$929	$—
Accrued dividends on preferred stock	$81	$89
Issuance of Common Stock for payment of accrued preferred stock dividends	$89	$89

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Total
Balances as of March 31, 2026	1	$3,559	21,363	$199	830	$(13,158)	$564,105	$(510,099)	$(282)	$44,324	$(952)	$43,372
Foreign exchange translation	—	—	—	—	—	—	—	—	(19)	(19)	—	(19)
Stock-based compensation	—	—	—	—	—	—	948	—	—	948	—	948
Preferred stock dividends paid in Common Stock	—	—	37	—	—	—	89	—	—	89	—	89
Preferred stock dividends accrued	—	—	—	—	—	—	—	(81)	—	(81)	—	(81)
Issuance of Common Stock for ATM	—	—	1,017	1	—	—	2,474	—	—	2,475	—	2,475
Non-controlling interest buyout	—	—	380	1	—	—	(1,042)	—	—	(1,041)	952	(89)
Preferred stock conversion to Common Stock	—	(314)	126	314	—	—	—	—	—	—	—	—
Employee vesting shares	—	—	494	1	—	—	(930)	—	—	(929)	—	(929)
Net loss	—	—	—	—	—	—	—	(5,690)	—	(5,690)	—	(5,690)
Balances as of June 30, 2026	1	$3,245	23,417	$516	830	$(13,158)	$565,644	$(515,870)	$(301)	$40,076	$-	$40,076

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

The Company’s Connected TV (“CTV”) monetization platform provides proprietary location-based digital advertising technology solutions that offer advertisers a targetable, measurable, and accountable way to utilize CTV media and data solutions at scale. The Company also provides solutions for media owners, including an advertising platform for Digital Out-of-Home ("DOOH") networks that enables users to manage advertising inventory, optimize sales, and monetize unsold inventory.

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

Our Class A common stock, par value $0.001 per share (the "Common Stock"), is listed on The Nasdaq Stock Market (“Nasdaq”) under the symbol “CNVS.”

Financial Condition and Liquidity

We have incurred net losses historically. For the three months ended June 30, 2026, the Company had a net loss attributable to Common Stockholders of $5.8 million. We may continue to generate net losses for the foreseeable future. As of June 30, 2026, the Company has an accumulated deficit of $515.9 million and negative working capital of $(18.9) million. Net cash used in operating activities for the three months ended June 30, 2026 was $1.0 million.

The Company is party to a Loan, Guaranty, and Security Agreement, as amended on April 8, 2025, with East West Bank (the "Line of Credit Facility") that currently provides for borrowings of up to $12.5 million guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and our subsidiaries’ assets. The facility includes provisions that allow for an increase in total borrowing capacity up to $15.0 million, subject to lender approval.

As of June 30, 2026, $11.4 million was outstanding on the Line of Credit Facility. Under the Line of Credit Facility, the Company is subject to certain financial and non-financial covenants including terms which require the Company to maintain certain metrics and ratios, to maintain certain minimum cash on hand, and to report financial information to our lender on a periodic basis. Please see Note 7 - Debt for further information regarding the Company's Line of Credit Facility.

On February 17, 2026, the Company sold in a public offering an aggregate of 1,725,000 shares of Common Stock (the “Offered Shares”) at a price of $2.00 per share, for aggregate gross proceeds of approximately $3.5 million, before deducting underwriting commissions and expenses payable by the Company. The Offered Shares were sold pursuant to an Underwriting Agreement with The Benchmark Company, LLC and pursuant to a prospectus and prospectus supplement which are part of the Company’s shelf registration statement on Form S-3 (File No. 333-273098) filed with the SEC.

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company can require conversion in tranches of up to approximately 15% of the original principal amount of the Notes during each of the six-month periods beginning July 1, 2026 and ending December 31, 2028, with any unconverted tranches available on a cumulative basis in future tranches. The Notes may be prepaid by paying 100% of the outstanding principal amount, interest on the outstanding principal amount through the earlier of the Maturity Date or the date that is 24 months from the date of prepayment, and warrants (the “Warrants”) to purchase the number of shares of Common Stock into which the principal amount then outstanding would be convertible at the Conversion Price, with such warrants having an exercise price equal to such Conversion Price and a term that ends on the Maturity Date. The Notes rank junior to secured debt of the Company, including the Line of Credit Facility. In July 2026, an Investor informed the Company of the intent to convert $1,300,000 of principal and unpaid interest of approximately $20 thousand into approximately 660 thousand shares, effective September 2026.

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

During the three months ended June 30, 2026, the Company sold 1.0 million shares for net proceeds of $2.5 million, after deduction of commissions and fees.

The Company will continue to invest in content development and acquisitions from which it believes it will obtain an appropriate return on its investment. As of June 30, 2026 and March 31, 2026, short-term content advances were $6.8 million and $7.5 million, respectively, and content advances, net of current portion, were $8.5 million and $8.2 million, respectively.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements of Cineverse Corp. have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026, filed with the Securities and Exchange Commission (the “SEC”) on June 26, 2026. These Condensed Consolidated Financial Statements are unaudited and have been prepared by the Company following the rules and regulations of the SEC.

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations; however, the Company believes the disclosures are adequate to make the information presented not misleading. Certain columns and rows may not foot due to the use of rounded numbers.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026. Interim results are not necessarily indicative of the results for a full year.

As of March 31, 2026, we owned an 85% interest in CON TV, LLC ("CONtv"), a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets. During three months ended June 30, 2026, the Company entered into Stock Exchange Agreements with minority holders of CONtv pursuant to which the Company acquired the remaining outstanding ownership interests in CONtv in exchange for shares of the Company’s Class A common stock and cash payments. As a result of these transactions, CONtv became a wholly-owned subsidiary of the Company.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include revenue recognition, contingent considerations related to business combinations, share-based compensation expense, valuation allowance for deferred income taxes, recovery of content advances, goodwill and intangible asset impairments, estimated royalties payable to content partners, and the assessment of amortization lives to intangible assets. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments and estimates. Actual results may differ from these estimates.

Reclassifications

Certain amounts have been reclassified to conform to the current presentation.

Accounting Policies

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026.

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

Non-monetary Transactions

From time to time, the Company entered into non-monetary transactions for the purchase and sale of content licenses with unrelated third-parties. The fair value of the content licenses purchased are recognized within Intangible Assets, Net on our Condensed Consolidated Balance Sheets and amortized over the estimated useful lives of the respective assets. As functional intellectual property, the Company recognizes the corresponding revenue at the time of delivery to the recipient.

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

A summary of the movements of our allowances for credit losses as of June 30, 2026 (in thousands):

Allowance for credit losses at the beginning of the year	$622
Increase in estimated provision	35
Allowance for credit losses as of June 30, 2026	$657

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

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s intangible assets included the following (in thousands):

	As of June 30, 2026
	Cost Basis	Accumulated Amortization	Net
Content Library	$27,595	$(22,809)	$4,786
Advertiser Relationships and Channel	12,844	(6,183)	6,661
Customer Relationships	17,990	(9,285)	8,705
Software	12,700	(2,392)	10,308
Capitalized Content	7,899	(3,759)	4,140
Preferred Partner Medallions	4,100	(205)	3,895
Tradenames, Trademarks and Patents	7,089	(3,662)	3,427
Total Intangible Assets	$90,217	$(48,295)	$41,922

	As of March 31, 2026
	Cost Basis	Accumulated Amortization	Net
Content Library	$27,592	$(22,512)	$5,080
Advertiser Relationships and Channel	12,844	(5,839)	7,005
Customer Relationships	17,990	(8,677)	9,313
Software	12,700	(1,837)	10,863
Capitalized Content	7,405	(3,101)	4,304
Preferred Partner Medallions	4,100	(103)	3,997
Tradenames, Trademarks and Patents	7,086	(3,534)	3,552
Total Intangible Assets	$89,717	$(45,603)	$44,114

The Company had amortization expense of $2.6 million and $1.0 million for the three months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, amortization expense is expected to be (in thousands):

Total
In-process intangible assets	$895
Remainder of fiscal year 2027	3,976
2028	4,188
2029	2,450
2030	1,419
2031	1,354
Thereafter	27,640
Total	$41,922

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

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair value is determined by computing the expected future discounted cash flows. There were no impairment charges recorded for long-lived and finite-lived intangible assets during the three months ended June 30, 2026 and 2025.

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

The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or to perform the quantitative impairment test. No goodwill impairment charge was recorded during the three months ended June 30, 2026 and 2025.

For the period ended and three months ended June 30, 2026, the Company's adjustments to goodwill related to the finalization of post-closing working capital estimates.

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
•
Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)
•
Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes the levels of fair value measurements of the Company’s financial assets and liabilities as of June 30, 2026 (in thousands):

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Deferred consideration, current portion	—	—	14,200	14,200
Earnout consideration, both current and non-current portion	—	—	10,600	10,600
	$—	$—	$24,800	$24,800

As of March 31, 2026 (in thousands):

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Deferred consideration	—	—	12,200	12,200
Earnout consideration	—	—	11,250	11,250
	$—	$—	$23,450	$23,450

Total Level 3 liabilities increased by $1.4 million from $23.5 million to $24.8 million due to a change in fair value estimate. The fair value change is presented on our Condensed Consolidated Income Statement for the three months ended June 30, 2026.

Deferred Consideration

The Company initially recognizes liabilities related to Deferred Consideration from business combinations at fair value at the time of acquisition in advance of the ultimate settlement of these liabilities. Amounts due within 12 months under the terms of the agreements are classified as current within the Consolidated Balance Sheets.

The deferred consideration associated with the IndiCue Inc ("IndiCue") acquisition, included in the fair value measurement table above, was determined based on a value of approximately $11.3 million at the time of closing and is due within one year of the acquisition date. In addition to contractual inputs, the Company estimated the fair value of this deferred consideration using Level 3 inputs, including the expected forward stock price at settlement and an embedded downside protection mechanism. As of June 30, 2026 and March 31, 2026, the fair value of this liability was $14.2 million and $12.2 million, respectively, on our Condensed Consolidated Balance Sheet.

The deferred consideration related to the Giant Worldwide acquisition is payable in quarterly cash installments of $0.4 million which commenced on the 3-month anniversary of the Closing Date in April 2026. As of June 30, 2026 and March 31, 2026, the carrying value of this liability is $1.2 million and $1.6 million, respectively, is presented on our Condensed Consolidated Balance Sheet.

Earnout Consideration

The Company estimated the fair value of its earnout liabilities using both contractual and Level 3 inputs from the related business combination. The specific financial targets required for payment are defined in the IndiCue purchase agreement. The Company also utilizes Level 3 inputs, including the most up to date forecast at each reporting date to estimate the outcome against these targets to determine the ultimate estimated payout, discounted by a rate reflecting the Company’s estimate of a market borrowing rate and incremental spread for similar subordinated obligations.

During the fiscal year ended March 31, 2026, the Company acquired IndiCue and as a part of the purchase consideration, may be required to pay up to $18.0 million in earnout payments over the first three fiscal years following the acquisition, contingent upon the achievement of specified revenue and gross margin targets. The earnout payments will be payable in cash or shares of Common Stock under certain conditions. As of June 30, 2026 and March 31, 2026, the fair value of this liability was $10.6 million and $11.3 million, respectively, as presented on our Condensed Consolidated Balance Sheet.

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Content Advances

Content advances represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record a provision for amounts that we expect may not be recoverable. Amounts which are expected to be recovered within 12 months are classified as current, which were $6.8 million and $7.5 million as of June 30, 2026 and March 31, 2026, respectively. Amounts estimated to be recoverable in more than 12 months are classified as long-term and presented within content advances, net of current portion, which were $8.5 million and $8.2 million as of June 30, 2026 and March 31, 2026, respectively. For the three months ended June 30, 2026 and 2025, the Company recorded an increase of $265 thousand and a reduction of $128 thousand to the provision for content advances, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of
	June 30, 2026	March 31, 2026
Accrued acquisition related liabilities	$9,203	$14,912
Accounts payable	15,961	7,324
Amounts due to producers	9,913	9,328
Accrued compensation and benefits	3,709	1,781
Accrued other expenses	4,162	6,006
Total Accounts Payable and Accrued Expenses	$42,948	$39,351

Revenue Recognition

The Company follows the five-step model established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 606, Revenue from contracts with customers ("ASC 606") when preparing its assessment of revenue recognition.

The following tables present the Company’s disaggregated revenue by source (in thousands):

	Three Months Ended June 30,
	2026	2025
Advertising technology and services	$15,949	$—
Streaming and digital	9,748	9,104
Media services	3,481	—
Podcast and other	1,097	989
Base distribution	320	1,024
Other non-recurring	—	2
Total Revenue	$30,595	$11,119

•
Advertising technology revenue is derived from two principal revenue streams: Ad Network revenue and Ad Serving revenue. Ad Network revenue is earned through advertising campaigns. Ad serving software represents instances where clients use the Company’s system as a technology platform for managing and delivering their advertising content across designated media channels.

•
Streaming and digital revenue pertains to the Company's OTT business, including the licensing, service, advertising, and subscription revenue related to the Company's streaming business and partnerships. Certain revenue recognition estimates may be required for this source at the end of a reporting period when we are not contractually entitled to receive final performance reporting from our partners for an extended period of time.

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•
Media services revenue is derived from quality control, packaging, and localization work performed on behalf of studios for platform distribution.
•
Podcast and other revenue represents advertising fees earned in support of the Company's podcast programming.
•
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

Principal Agent Considerations

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

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contract Liabilities

We generally record a receivable related to revenue when we have an unconditional right to invoice and receive payment, and we record deferred revenue (contract liability) when cash payments are received or due in advance of our performance. Deferred revenue includes amounts related to advances, the sale of DVDs or theatrical releases with future release dates. The ending deferred revenue balance, all current as of June 30, 2026 and March 31, 2026 totaled to approximately $0.1 million.

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

Concentrations

For the three months ended June 30, 2026 and 2025, a single customer represented 43% and 27% of revenues, respectively.

Direct Operating Expenses

Direct operating costs consist of operating costs such as cost of revenue, including fulfillment expenses, shipping costs, property taxes and insurance on systems, royalty and participation expenses, allowance against advances, ad-network revenue share, and marketing and direct personnel costs.

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

The Company accounts for uncertain tax positions in accordance with an amendment to FASB ASC Topic 740-10, Income Taxes (Accounting for Uncertainty in Income Taxes), which clarified the accounting for uncertainty in tax positions. This amendment provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded. The Company recorded

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

unrecognized tax benefits of approximately $54,000 as of June 30, 2026, related to potential state income tax liabilities arising from non-filing positions. The Company recognizes interest and penalties on uncertain tax positions as a component of income tax expense.

Recently Issued Accounting Pronouncements

The Company evaluates all Accounting Standard Updates ("ASUs") issued but not yet effective by FASB for consideration of their applicability. ASU's not included in the Company's disclosures were assessed and determined to be not applicable and material to the Company's consolidated financial statements or disclosures.

Effective April 1, 2025, the Company adopted ASU 2023-09, "Improvements to Income Tax Disclosures", which expanded income tax disclosure requirements, including disaggregation of pretax income (loss) and income tax expense (benefit) by jurisdiction and disclosure of income taxes paid (net of refunds received). The Company adopted the standard on April 1, 2025. The adoption affected disclosures only and did not impact the Company’s financial position, results of operations, or cash flows.

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

3. OTHER INTERESTS

CONtv

CON TV, LLC ("CONtv") is a worldwide digital network that creates original content and sells and distributes on-demand digital content through the Internet and other consumer digital distribution platforms, including gaming consoles, set-top boxes, handsets, and tablets.

During the three months ended June 30, 2026, the Company acquired the remaining 15% ownership interest in CONtv from the minority interest holders (increasing its ownership from 85% prior to the transaction to 100%), in exchange for shares of the Company's Class A common stock and cash payments. As a result of the transaction, CONtv became a wholly-owned subsidiary of the Company, and accordingly, as of June 30, 2026, no non-controlling interest remained.

4. SEGMENT INFORMATION

The Company operates as a single reportable segment. The Company’s Chief Operating Decision Maker ("CODM"), its Chief Executive Officer, reviews financial information on a consolidated basis to make operating decisions, assess financial performance, and allocate resources.

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In evaluating performance, the CODM primarily assesses operating income (loss) and net income (loss), as reported within the Condensed Consolidated Statements of Operations and regularly reviews certain significant expense categories, including royalty expense; license, participation and technology costs; other direct operation costs; compensation and related expenses; professional services; advertising and marketing; amortization; and other general and administrative. These expense categories are considered key factors in managing the business and guiding resource allocation decisions. This approach ensures that the Company’s financial reporting reflects the way management monitors expenses and overall financial performance.

The following table presents financial information with respect to the Company’s single operating segment:

	For Three Months Ended, June 30
	2026	2025
Revenues	$30,595	$11,119
Less:
License, participation and technology costs	13,589	1,806
Compensation and related	6,186	5,060
Other direct operating costs	3,417	814
Royalty expense	2,930	2,187
Professional services	1,383	964
Advertising and marketing	1,000	463
Other general and administrative	3,049	2,465
Change in fair value of acquisition-related deferred consideration	2,000	—
Change in fair value of acquisition-related earnout consideration	(650)	—
Depreciation and amortization	2,815	1,062
Total operating expenses	35,719	14,821
Operating loss	(5,124)	(3,702)
Interest (expense) income	(558)	278
Other income (expense)	11	(78)
Net loss before income taxes	(5,671)	(3,502)
Provision for income taxes	(19)	(14)
Net loss	$(5,690)	$(3,516)

5. STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2026 and March 31, 2026, the number of shares of Common Stock authorized for issuance was 275 million shares.

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

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended June 30, 2026 the Company sold 1.0 million for net proceeds of approximately $2.5 million, after deduction of commissions and fees, under the ATM Sales Agreement. The Company did not sell any shares during the three months ended June 30, 2025.

Non-Controlling Interest Buyout

During the three months ended June 30, 2026, the Company entered into a Stock Exchange Agreement with holders of CONtv pursuant to which the Company acquired the remaining outstanding 15% ownership interests in CONtv in exchange for 380 thousand shares of the Company’s Class A common stock and cash payments. As a result of these transactions, CONtv became a wholly-owned subsidiary of the Company.

Preferred Stock

Cumulative dividends in arrears on Series A Preferred Stock were $81 thousand and $89 thousand as of June 30, 2026 and 2025, respectively. During the three months ended June 30, 2026 and 2025, the Company paid preferred stock dividends in arrears of $81 thousand and $89 thousand in the form of shares of Common Stock, respectively. The Company has the right to pay preferred stock dividends in cash or stock, at the Company's discretion.

During the three months ended June 30, 2026, the Company agreed to issue shares of Common Stock in exchange for an aggregate of one holder’s 3.118 shares of Series A Preferred Stock. The exchange is being made in five equal tranches, and commenced on May 1, 2026. The number of shares of Common Stock issuable in each tranche is to be calculated by dividing the value of the shares of Series A Preferred Stock being exchanged by the 5-day volume weighted average price ending on the trading day preceding the exchange. Upon the exchange of each tranche, the shares of Series A Preferred Stock so exchanged will be immediately retired and restored to the status of authorized but unissued preferred stock.

Through June 30, 2026, the first tranche included the conversion of 0.6236 shares of Series A Preferred Stock plus accrued but unpaid interest thereon into 125,766 shares of Common Stock.

Treasury Stock

We have treasury stock of 830 thousand shares of Common Stock as of June 30, 2026 and March 31, 2026, respectively.

Stock Based Compensation Awards

The Company has issued awards under the 2017 Equity Incentive Plan (the “2017 Plan").

In August 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan). The 2017 Plan applies to employees and directors of, and consultants to, the Company. The 2017 Plan provides for the issuance of up to 3,505 thousand shares of Common Stock as of November 20, 2025, in the form of various awards, including stock options, SARs, RSAs, RSUs, performance awards, stock and cash awards.

No SARs were issued or forfeited during the three months ended June 30, 2026 and accordingly, no stock-based compensation expense related to SAR awards was recognized during the period. During the three months ended June 30, 2025, 5,000 SARs were forfeited.

During the three months ended June 30, 2026, the Company issued 50 thousand RSUs to certain employees. The issued RSUs vest over a 3-year period and had a fair value of $120 thousand, or $2.4 per RSU. During the three months ended June 30, 2025, the Company issued 522 thousand RSUs to certain employees. The issued RSUs vest over a 3-year period and had a fair value of $1.5 million, or $2.87 per RSU.

For the three months ended June 30, 2026 and 2025, the Company incurred stock-based compensation expense of $0.9 million and $0.4 million, respectively, of which $0.1 million were related to Board of Directors compensation. Share-based compensation expense is reported within Selling, General and Administrative expenses in our Condensed Consolidated Statements of Operations.

6. Loss per Share

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Three Months Ended June 30,
	2026	2025
	(in thousands, except shares and per share data)
Numerator (in thousands):
Net loss attributable to common stockholders - basic and diluted	$(5,771)	$(3,649)

Denominator (in thousands):
Weighted average shares of common stock - basic	20,671	16,992
Effect of dilutive common stock equivalents	—	—
Weighted average shares of common stock - diluted	20,671	16,992

Earnings per share:
Basic loss per share	$(0.28)	$(0.21)
Effect of dilutive common stock equivalents	—	—
Diluted loss per share	$(0.28)	$(0.21)

The following common equivalent shares outstanding at period-end have been excluded from the computation of earnings per share, as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,
	2026	2025
Options to purchase common stock	—	250
Stock appreciation rights	846,151	761,244
Restricted stock units and awards	2,290,543	1,945,200
Warrants to purchase common stock	706,667	2,654,167
Convertible notes	6,500,000	—

7. DEBT

Line of Credit Facility

The Company is party to a Loan, Guaranty, and Security Agreement, as amended on April 8, 2025, with East West Bank (the "Line of Credit Facility") that currently provides for borrowings of up to $12.5 million guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and our subsidiaries’ assets. The facility includes provisions that allow for an increase in total borrowing capacity up to $15.0 million, subject to lender approval. Under the Line of Credit Facility, the Company is subject to certain financial and non-financial covenants which require the Company to maintain certain metrics and ratios, maintain certain minimum cash on hand and to report financial information to our lender on a periodic basis.

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2026 and March 31, 2026, $11.4 million and $9.4 million, respectively, was outstanding on the Line of Credit Facility and there were unamortized issuance costs of $92 thousand and $124 thousand, respectively, included in other long-term assets on our Condensed Consolidated Balance Sheets.

During the three months ended June 30, 2026 and 2025, the Company had interest expense, including cash interest and amortization, of $0.3 million and $0.1 million related to its Line of Credit Facility, respectively.

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

The Company can require conversion in tranches of up to approximately 15% of the original principal amount of the Notes during each of the six-month periods beginning July 1, 2026 and ending December 31, 2028, with any unconverted tranches available on a cumulative basis in future tranches. The Notes may be prepaid by paying 100% of the outstanding principal amount, interest on the outstanding principal amount through the earlier of the Maturity Date or the date that is 24 months from the date of prepayment, and warrants (the “Warrants”) to purchase the number of shares of Common Stock into which the principal amount then outstanding would be convertible at the Conversion Price, with such warrants having an exercise price equal to such Conversion Price and a term that ends on the Maturity Date. The Notes rank junior to secured debt of the Company, including the Line of Credit Facility. In July 2026, an Investor informed the Company of the intent to convert $1,300,000 of principal and unpaid interest of $20 thousand into 660 thousand shares, effective September 2026.

As of June 30, 2026 and March 31, 2026, the Convertible notes are presented net of unamortized debt issuance costs of $417 thousand and $455 thousand, respectively, on our Condensed Consolidated Balance Sheets.

8. COMMITMENTS AND CONTINGENCIES

Leases

The Company has three operating leases related to its Cineverse India operations with expiration dates in July 2027. In addition, the company maintains office locations in New York, NY and Burbank, CA with lease terms ending in May, 2029 and June, 2029, respectively.

During the three months ended June 30, 2026 and 2025, expenses related to these leases were $208 thousand and $49 thousand, respectively.

The table below presents the lease-related assets and liabilities recorded on our Condensed Consolidated Balance Sheets (in thousands):

	Classification on the Balance Sheet	June 30, 2026	March 31, 2026
Assets
Noncurrent	Other long-term assets	$2,069	$378
Liabilities
Current	Operating leases liabilities	836	298
Noncurrent	Operating leases liabilities, net of current	1,289	105
		$2,125	$403

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the annual gross undiscounted cash flows related to the Company's operating lease commitments (in thousands):

Fiscal year ending March 31,	Operating Lease Commitments
2027 (remainder of the fiscal year)	$682
2028	767
2029	681
2030	153
Total lease payments	$2,283
Less imputed interest	(158)
Total	$2,125

For leases that have a term of twelve months or less and do not contain an option to extend that the Company is reasonably certain to exercise, the Company has elected to not apply the recognition provisions of FASB ASC Topic 842, Leases ("ASC 842") and recognizes these expenses on a straight-line basis over the term of the agreement.

9. INCOME TAXES

We calculate income tax expense based upon an annual effective tax rate forecast, which includes estimates and assumptions. We recognized income tax expense of $19 thousand and $14 thousand for the three months ended June 30, 2026 and 2025, respectively. Our income tax expense is attributable to taxable income earned in India relating to transfer pricing as well as state income taxes in the U.S.

We have recorded income tax expense of $19 thousand for the three months ended June 30, 2026 related to U.S. state and foreign income taxes. We have not recorded tax benefits on our U.S. deferred tax assets because we continue to provide a valuation allowance for all our U.S. net deferred tax assets as of June 30, 2026 as it is more likely than not that the assets will not be recovered based on an insufficient history of earnings.

Our effective tax rate for the three months ended June 30, 2026 and 2025 was December 31, 2025 was (0.3)% and (0.4)%, respectively.

On July 4, 2025, the President signed the One Big Beautiful Bill Act (“OBBBA”; Pub. L. 119-21) into law. The Act introduced significant changes to the Internal Revenue Code. The Company evaluated the Act and concluded it will not have a material impact on its condensed consolidated financial statements.

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

The Company’s Connected TV (“CTV”) monetization platform provides proprietary location-based digital advertising technology solutions that offer advertisers a targetable, measurable, and accountable way to utilize CTV media and data solutions at scale. The Company also provides solutions for media owners, including an advertising platform for Digital Out-of-Home ("DOOH") networks that enables users to manage advertising inventory, optimize sales, and monetize unsold inventory.

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

Our Class A common stock, par value $0.001 per share (the "Common Stock"), is listed on The Nasdaq Stock Market (“Nasdaq”) under the symbol “CNVS.”

Financial Condition and Liquidity

As of June 30, 2026, the Company has an accumulated deficit of $515.9 million and negative working capital of $(18.9) million. For the three months ended June 30, 2026, the Company had a net loss attributable to the Company's common stock holders of $(5.8) million. Net cash used in operating activities for the three months ended June 30, 2026 was $1.0 million, which included $0.2 million of incremental investment in our content portfolio via advances or minimum guarantee payouts. We may continue to generate net losses for the foreseeable future.

The Company is party to a Loan, Guaranty, and Security Agreement, as amended on April 8, 2025, with East West Bank (the "Line of Credit Facility") that currently provides for borrowings of up to $12.5 million guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and our subsidiaries’ assets. The facility includes provisions that allow for an increase in total borrowing capacity up to $15.0 million, subject to lender approval. As of June 30, 2026, $11.4 million was outstanding on the Line of Credit Facility.

The Company will continue to invest in content development and acquisitions from which it believes it will obtain an appropriate return on its investment. As of June 30, 2026 and March 31, 2026, short-term content advances were $6.8 million and $7.5 million, respectively, and long-term content advances, net of current portion, were $8.5 million and $8.2 million, respectively.

Our capital requirements will depend on many factors, and we may need to use existing capital resources and/or undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs. We believe our cash and cash equivalents, availability under our Line of Credit Facility and ability to use our ATM as of June 30, 2026 will be sufficient to support our operations for at least twelve months from the filing of this report.

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

Results of Operations for the three months ended June 30, 2026 and 2025 (unaudited) (in thousands):

Revenue

	For the Three Months Ended June 30,				As a % of Revenue
	2026	2025	$ Change	% Change	2026	2025
Advertising technology and services	$15,949	$—	$15,949	—%	52%	—%
Streaming and digital	9,748	9,104	644	7%	32%	82%
Media services	3,481	—	3,481	—%	11%	—%
Podcast and other	1,097	989	108	11%	4%	9%
Base distribution	320	1,024	(704)	(69)%	1%	9%
Other non-recurring	—	2	(2)	(100)%	—%	0%
Total Revenue	$30,595	$11,119	$19,476	175%	100%	100%

For the three months ended June 30, 2026, the Company's revenue increased by $19.5 million.

Advertising technology and services and Media services revenue increased by a combined $19.4 million due to the fiscal year 2026 fourth quarter acquisitions of IndiCue Inc. and Giant Worldwide.

Streaming and digital revenue increased by $0.6 million, primarily due to the strong advertising performance ($0.3 million) and Electronic Sell-Through ("EST") ($0.2 million) from titles such as Return to Silent Hill.

Base distribution revenue decreased by $0.7 million, primarily driven by a decline in physical sales of $0.4 million following the success of Terrifier 3 in fiscal year 2026.

Direct Operating Expenses

	For the Three Months Ended June 30,				As a % of Revenue
	2026	2025	$ Change	% Change	2026	2025
Direct operating expenses	$19,936	$4,807	$15,129	315%	65%	43%

The $15.1 million increase in Direct operating expenses for the three months ended June 30, 2026 was primarily attributable to the addition of Advertising Technology revenue share and Media Services revenue in the fiscal fourth quarter.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,				As a % of Revenue
	2026	2025	$ Change	% Change	2026	2025
Compensation expense	$6,267	$5,129	$1,138	22%	20%	46%
Corporate expenses	1,463	1,196	267	22%	5%	11%
Share-based compensation	948	418	530	127%	3%	4%
Marketing expenses	1,000	463	537	116%	3%	4%
Other operating expenses	1,940	1,746	194	11%	6%	16%
Selling, General and Administrative	$11,618	$8,952	$2,666	30%	38%	81%

For the three months ended June 30, 2026 compared to three months ended June 30, 2025, compensation expense increased by $1.1 million primarily due to an increased non-cash bonus accruals ($0.6 million) and severance ($0.3 million). The increase in share-based compensation was attributable to incremental share-based compensation granted from fiscal fourth quarter acquisitions. The increase in marketing expense related to the increase in spend from upcoming theatrical releases such as Air Bud Returns and Pan's Labyrinth 20th Anniversary.

Depreciation and Amortization Expense

	For the Three Months Ended June 30,				As a % of Revenue
	2026	2025	$ Change	% Change	2026	2025
Amortization of intangible assets	$2,649	$957	$1,692	177%	9%	9%
Depreciation of property and equipment	166	105	61	58%	1%	1%
Total Depreciation and Amortization	$2,815	$1,062	$1,753	165%	10%	10%

Amortization expense increased by $1.7 million during the three months ended June 30, 2026 compared to the prior year quarter primarily due to the purchase price accounting-related intangible asset additions from our IndiCue and Giant acquisitions in the fourth quarter of fiscal 2026.

Interest Expense, Net

For the three months ended June 30, 2026, compared with the same period in 2025, interest expense increased by $0.8 million to $0.6 million, primarily due to a $(0.4) million reduction in interest expense recognized in the prior-year period resulting from a discount on accrued interest provided by a financing arrangement for the film Terrifier 3 in exchange for an expedited final payment, as well as higher average outstanding borrowings under the Line of Credit Facility during the current quarter.

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

Following is the reconciliation of our consolidated net (loss) income to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,
	2026	2025
Net loss	$(5,690)	$(3,516)
Add Back:
Income tax (expense) benefit	(19)	14
Depreciation and amortization (1)	2,859	1,147
Interest expense	558	(278)
Change in fair value of acquisition-related deferred consideration	2,000	—
Change in fair value of acquisition-related earnout consideration	(650)	—
Stock-based compensation	948	418
Other (income) expense, net	(11)	78
Net loss attributable to noncontrolling interest	—	(44)
Acquisition-related costs	78	—
Employee severance costs	385	47
Adjusted EBITDA	$458	$(2,134)

(1) - Includes $44 thousand and $85 thousand of amortization included in direct operating expenses on our Condensed Consolidated Statements of Operations for the three months ended June 30, 2026 and 2025, respectively.

Cash Flow

Changes in our cash flows were as follows (in thousands):

	For the Three Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(994)	(14,343)
Net cash used in investing activities	(1,951)	(197)
Net cash provided by financing activities	3,896	2,568
Net Change in Cash and Cash Equivalents	$951	$(11,972)

For the three months ended June 30, 2026, net cash used in operating activities was primarily attributable to the Company's loss from operations, excluding non-cash expenses such as depreciation and amortization, stock-based compensation, fair value adjustments related to acquisition-related deferred and earnout consideration, as well as changes in working capital. Working capital changes were primarily driven by an increase in accounts receivable resulting from the timing of customer collections, partially offset by an increase in accounts payable, accrued expenses, and other liabilities. Operating cash flows are typically seasonally lower during the first two fiscal quarters and higher during the third and fourth fiscal quarters, primarily due to revenues generated during the holiday season.

Cash used in investing activities primarily reflected expenditures for long-lived assets and internally developed software.

Cash provided by financing activities was primarily attributable to net borrowings under the Line of Credit Facility and proceeds from the issuance of common stock under the Company's ATM program, partially offset by shares withheld to satisfy employee tax withholding obligations, cash paid to acquire a noncontrolling interest, and payments of deferred consideration.

For the three months ended June 30, 2025, net cash used in operating activities was primarily attributable to the Company's loss from operations, excluding non-cash expenses such as depreciation, amortization, and stock-based compensation, as well as changes in working capital. Working capital changes were primarily driven by cash outflows related to content advances made to partners, for which initial expenditures are generally recovered within six to twelve months, operating prepayments, and decreases in accounts payable and accrued expenses. Operating cash flows are typically seasonally lower during the first two fiscal quarters and higher during the third and fourth fiscal quarters, primarily due to revenues generated during the holiday season. Cash used in investing activities primarily reflected expenditures for long-lived intangible assets and property and equipment. Cash provided by financing activities was primarily attributable to net borrowings under the Line of Credit Facility.

Off-balance sheet arrangements

We are not a party to any off-balance sheet arrangements other than as discussed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, Basis of Presentation and Consolidation and Note 3 - Other Interests on the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in the Exchange Act), as of June 30, 2026. Based on such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

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

CINEVERSE CORP.

Date: August 13, 2026	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Sean McCabe
Sean McCabe Chief Financial Officer (Principal Financial Officer)