Form 10-Q
period 2026-09-30
Cineverse Corp.
filed 2026-11-13
CIK 1173204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: September 30, 2026

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

As of November 6, 2026, 26,819,055 shares of Class A Common Stock, $0.001 par value, were outstanding.

Cineverse Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Cineverse Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	September 30, 2026	March 31, 2026
	(Unaudited)
ASSETS
Current Assets
Cash	$3,552	$3,387
Accounts receivable, net of allowance for credit losses of $508 and $622, respectively	34,322	38,604
Content advances, net of allowance of $5,986 and $5,503, respectively	9,043	7,507
Other current assets	1,917	1,280
Total current assets	48,834	50,778
Property and equipment, net	4,397	3,906
Intangible assets, net	41,418	44,114
Goodwill	21,293	21,218
Content advances, net of current portion	10,862	8,215
Other long-term assets, net	3,537	2,050
Total Assets	$130,341	$130,281
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$36,951	$39,351
Line of credit	11,499	9,435
Deferred consideration	7,123	13,800
Current portion of earnout consideration	1,682	—
Current portion of operating lease liabilities	908	298
Deferred revenue	372	125
Total current liabilities	58,535	63,009
Operating lease liabilities, net of current portion	1,113	105
Term loan, including unamortized debt issuance costs and discount of $297 and $0, respectively	3,007	—
Convertible notes payable, including unamortized debt issuance costs of $389 and $455, respectively	11,311	12,545
Earnout consideration, net of current portion	5,618	11,250
Total Liabilities	$79,584	$86,909
Commitments and contingencies (Note 7)
Stockholders’ Equity
Preferred stock, 15,000,000 shares authorized; Series A 10% - $0.001 par value per share; 20 shares authorized; 6 and 7 shares issued and outstanding as of September 30, 2026 and March 31, 2026, respectively	2,928	3,559
Common stock, $0.001 par value; Class A Stock: 275,000,000 shares authorized as of September 30, 2026 and March 31, 2026; 27,460,031 and 21,362,845 shares issued, with 26,629,716 and 20,532,531 shares outstanding as of September 30, 2026 and March 31, 2026, respectively	836	199
Additional paid-in capital	573,159	564,105
Treasury stock, at cost; with 830,315 shares as of September 30, 2026 and March 31, 2026, respectively	(13,158)	(13,158)
Accumulated deficit	(512,702)	(510,099)
Accumulated other comprehensive loss	(306)	(282)
Total stockholders’ equity of Cineverse Corp.	50,757	44,324
Deficit attributable to noncontrolling interest	—	(952)
Total stockholders' equity	50,757	43,372
Total Liabilities and Stockholders' Equity	$130,341	$130,281

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Revenues	$25,955	$12,357	$56,550	$23,476
Costs and expenses
Direct operating	16,053	5,214	35,989	10,021
Selling, general and administrative	10,139	11,407	21,757	20,359
Depreciation and amortization	2,755	1,146	5,570	2,208
Change in fair value of acquisition-related deferred consideration	(3,746)	—	(1,746)	—
Change in fair value of acquisition-related earnout consideration	(3,300)	—	(3,950)	—
Total operating expenses	21,901	17,767	57,620	32,588
Operating profit (loss)	4,054	(5,410)	(1,070)	(9,112)
Interest (expense) income	(699)	(147)	(1,257)	131
Other income (expense), net	6	32	17	(46)
Net income (loss) before income taxes	3,361	(5,525)	(2,310)	(9,027)
Income tax expense	(112)	(20)	(131)	(34)
Net income (loss)	3,249	(5,545)	(2,441)	(9,061)
Net loss attributable to noncontrolling interest	—	(44)	—	(88)
Net income (loss) attributable to controlling interests	3,249	(5,589)	(2,441)	(9,149)
Preferred stock dividends	(81)	(89)	(162)	(178)
Net income (loss) attributable to common stockholders	$3,168	$(5,678)	$(2,603)	$(9,327)
Net income (loss) per share attributable to common stockholders:
Basic	$0.13	$(0.31)	$(0.11)	$(0.53)
Diluted	$0.11	$(0.31)	$(0.11)	$(0.53)
Weighted average shares of Common Stock outstanding:
Basic	24,277	18,447	23,497	17,720
Diluted	32,340	18,447	23,497	17,720

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$3,249	$(5,545)	$(2,441)	$(9,061)
Other comprehensive (loss) income:
Foreign exchange translation	(5)	(33)	(24)	(17)
Net loss attributable to noncontrolling interest	—	(44)	—	(88)
Comprehensive income (loss)	$3,244	$(5,622)	$(2,465)	$(9,166)

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,441)	$(9,061)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,570	2,208
Fair value change in acquisition-related deferred consideration	(1,746)	—
Fair value change in earnout consideration	(3,950)	—
Stock-based compensation	1,741	912
Capitalized content	(1,118)	(1,643)
Amortization of debt issuance costs	816	158
Allowance for content advances	483	(243)
Barter transactions	88	(139)
Interest discount received from lender	—	(375)
Other	(83)	150
Changes in operating assets and liabilities:
Accounts receivable	4,321	2,115
Other current and long-term assets	(2,124)	(230)
Accounts payable, accrued expenses, and other liabilities	476	(13,120)
Content advances and expenditures	(6,137)	(2,293)
Deferred revenue	247	(134)
Net cash used in operating activities	$(3,857)	$(21,695)
Cash flows from investing activities:
Expenditures for long-lived assets	(664)	(511)
Internally developed software capitalization	(200)	(346)
Purchase of business	(2,872)	—
Net cash used in investing activities	$(3,736)	$(857)
Cash flows from financing activities:
Proceeds from line of credit	35,112	28,925
Payments on line of credit	(33,048)	(22,280)
Proceeds from the issuance of a term loan, net of debt issuance costs	2,970
Proceeds from issuance of common stock from ATM, net of fees	3,662	—
Payment of deferred consideration	(825)	(559)
Cash paid to acquire noncontrolling interest	(89)	—
Withholding taxes paid on restricted stock units	—	(965)
Proceeds from common stock warrant exercises	—	5,843
Net cash provided by financing activities	$7,782	$10,964
Net change in cash	189	(11,588)
Effect of exchange rate changes on cash	(24)	(17)
Cash at beginning of period	3,387	13,941
Cash at end of period	$3,552	$2,336

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2026	2025
Cash interest paid	$329	$99
Income taxes paid	$75	$85
Noncash investing and financing activities:
Issuance of Common Stock for settlement of deferred consideration	$4,154	$2,400
Shares issued to acquire noncontrolling interest	$1,041	$—
Payroll tax withholding accrual on equity vesting	$949	$—
Receivable for Issuance of Common Stock for ATM, net of fees	$—	$250
Accrued dividends on preferred stock	$162	$178
Issuance of Common Stock for payment of accrued preferred stock dividends	$170	$178

See accompanying Notes to Condensed Consolidated Financial Statements

Cineverse Corp.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Treasury		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Total
Balances as of March 31, 2026	1	$3,559	21,363	$199	830	$(13,158)	$564,105	$(510,099)	$(282)	$44,324	$(952)	$43,372
Foreign exchange translation	—	—	—	—	—	—	—	—	(19)	(19)	—	(19)
Stock-based compensation	—	—	—	—	—	—	948	—	—	948	—	948
Preferred stock dividends paid in Common Stock	—	—	37	—	—	—	89	—	—	89	—	89
Preferred stock dividends accrued	—	—	—	—	—	—	—	(81)	—	(81)	—	(81)
Issuance of Common Stock for ATM	—	—	1,017	1	—	—	2,474	—	—	2,475	—	2,475
Non-controlling interest buyout	—	—	380	1	—	—	(1,042)	—	—	(1,041)	952	(89)
Preferred stock conversion to Common Stock	—	(314)	126	314	—	—	—	—	—	—	—	—
Employee vesting shares	—	—	494	1	—	—	(930)	—	—	(929)	—	(929)
Net loss	—	—	—	—	—	—	—	(5,690)	—	(5,690)	—	(5,690)
Balances as of June 30, 2026	1	$3,245	23,417	$516	830	$(13,158)	$565,644	$(515,870)	$(301)	$40,076	$-	$40,076
Foreign exchange translation	—	—	—	—	—	—	—	—	(5)	(5)	—	(5)
Stock-based compensation	—	—	—	—	—	—	793	—	—	793	—	793
Conversion of convertible notes	—	—	661	1	—	—	1,321	—	—	1,322	—	1,322
Employee vesting shares	—	—	9	—	—	—	(20)	—	—	(20)	—	(20)
Issuance of Common Stock for ATM	—	—	494	—	—	—	1,188	—	—	1,188	—	1,188
Preferred stock conversion to Common Stock	—	(317)	107	317	—	—	—	—	—	—	—	—
Preferred stock dividends paid in Common Stock	—	—	28	—	—	—	81	—	—	81	—	81
Preferred stock dividends accrued	—	—	—	—	—	—	—	(81)	—	(81)	—	(81)
Issuance of common shares as deferred consideration	—	—	1,914	2	—	—	4,152	—	—	4,154	—	4,154
Net income	—	—	—	—	—	—	—	3,249	—	3,249	—	3,249
Balances as of September 30, 2026	1	$2,928	26,630	$836	830	$(13,158)	$573,159	$(512,702)	$(306)	$50,757	$—	$50,757

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

See accompanying Notes to Condensed Consolidated Financial Statements.

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS AND LIQUIDITY

Cineverse Corp. (“Cineverse”, “us”, “our”, "we", and “Company” refers to Cineverse Corp. and its subsidiaries unless the context otherwise requires) is a premier technology and entertainment company which was incorporated in Delaware on March 31, 2000.

Cineverse's core entertainment business operates (i) a portfolio of owned and operated streaming channels with enthusiast fan bases; (ii) a large-scale global aggregator and full-service distributor of feature films and television programs; and (iii) a proprietary technology software-as-a-service platform for over-the-top (“OTT”) app development and content distribution through subscription video on demand ("SVOD"), dedicated ad-supported ("AVOD"), ad-supported streaming linear ("FAST") channels, social video streaming services, and audio podcasts.

Our streaming channels reach audiences in several distinct ways: direct-to-consumer, through major application platforms, and through third-party distributors of content on platforms. We distribute products for major brands such as Hallmark, ITV, Nelvana, ZDF, Konami, NFL and Highlander, as well as international and domestic content creators, movie producers, television producers and other short-form digital content producers. We collaborate with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to Apple iTunes, Amazon Prime, Netflix, Hulu, Xbox, Pluto, and Tubi, as well as (ii) physical goods, including DVD and Blu-ray Discs.

Cineverse's technology business provides advertising technology and media services. Bolstered by the acquisition of IndiCue Inc. in the fourth fiscal quarter of 2026, the Company’s Connected TV (“CTV”) monetization platform provides proprietary location-based digital advertising technology solutions that offer advertisers a targetable, measurable, and accountable way to utilize CTV media and data solutions at scale. The Company also provides solutions for media owners, including an advertising platform for Digital Out-of-Home ("DOOH") networks that enables users to manage advertising inventory, optimize sales, and monetize unsold inventory.

The Company’s streaming technology platform, known as Matchpoint™, is a software-based streaming operating platform which provides clients with AVOD, SVOD, transactional video on demand ("TVOD") and linear capabilities, automates the distribution of content, and features a robust data analytics platform. Through the integration of Giant Worldwide, Matchpoint™ has expanded its automated media services ecosystem supported by longstanding studio relationships and performance marketing expertise. Our media distribution services offerings include media mastering, quality control services, localization, content delivery and fulfillment.

Our Class A common stock, par value $0.001 per share (the "Common Stock"), is listed on The Nasdaq Stock Market (“Nasdaq”) under the symbol “CNVS.”

Financial Condition and Liquidity

We have a history of net losses. For the three months ended September 30, 2026, we had net income attributable to Common Stock holders of $3.2 million, and for the six months ended September 30, 2026, we had a net loss attributable to Common Stock holders of $2.6 million. We may continue to generate net losses for the foreseeable future. As of September 30, 2026, the Company had an accumulated deficit of $512.7 million and negative working capital of $9.7 million. Net cash used in operating activities for the six months ended September 30, 2026 was $3.9 million.

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

As of September 30, 2026, $11.5 million was outstanding on the Line of Credit Facility. Under the Line of Credit Facility, the Company is subject to certain financial and non-financial covenants including terms which require the Company to maintain certain metrics and ratios, to maintain certain minimum cash on hand, and to report financial information to our lender on a periodic basis. Please see Note 6 - Debt for further information regarding the Company's Line of Credit Facility.

On February 17, 2026, the Company sold in a public offering an aggregate of 1,725,000 shares of Common Stock (the “Offered Shares”) at a price of $2.00 per share, for aggregate gross proceeds of approximately $3.5 million, before deducting

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

underwriting commissions and expenses payable by the Company. The Offered Shares were sold pursuant to an Underwriting Agreement with The Benchmark Company, LLC and pursuant to a prospectus and prospectus supplement which are part of the Company’s shelf registration statement on Form S-3 (File No. 333-273098) filed with the U.S. Securities and Exchange Commission (the “SEC”).

On February 12, 2026, the Company issued and sold convertible notes in the aggregate principal amount of $13,000,000 (each, a “Note”) to certain lenders (individually, an “Investor” and collectively, the “Investors”) pursuant to those certain note purchase agreements dated February 12, 2026, between the Company and each Investor. The Notes mature on the earlier to occur of (i) the four-year anniversary of issuance and (ii) an event of default (such date, the “Maturity Date”). The Notes bear interest at a rate of 9% per annum payable in cash or, as to a portion, in shares of Common Stock in the holder’s discretion. At any time after issuance of the Notes, the Investors may convert their Notes, in whole or in part, into shares of Common Stock, in accordance with the terms of the Notes at a conversion price per share of $2.00 (the “Conversion Price”), subject to customary adjustments upon any stock split, stock dividend, stock combination, recapitalization or similar events.

The Company can require conversion in tranches of up to approximately 15% of the original principal amount of the Notes during each of the six-month periods beginning July 1, 2026 and ending December 31, 2028, with any unconverted tranches available on a cumulative basis in future tranches. The Notes may be prepaid by paying 100% of the outstanding principal amount, interest on the outstanding principal amount through the earlier of the Maturity Date or the date that is 24 months from the date of prepayment, and warrants (the “Warrants”) to purchase the number of shares of Common Stock into which the principal amount then outstanding would be convertible at the Conversion Price, with such Warrants having an exercise price equal to such Conversion Price and a term that ends on the Maturity Date. The Notes rank junior to secured debt of the Company, including the Line of Credit Facility. In September 2026, an Investor converted $1.3 million of principal and approximately $22 thousand of unpaid interest into approximately 661 thousand shares of Common Stock.

On May 3, 2024, the Company entered into an at-the-market, or ATM, sales agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners and The Benchmark Company, LLC (collectively, the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agents, shares of its Common Stock. Shares of Common Stock may be offered and sold for an aggregate offering price of up to $15 million. The Sales Agents’ obligations to sell shares under the ATM Sales Agreement are subject to satisfaction of certain conditions, including the continuing effectiveness of the Registration Statement on Form S-3 (Registration No. 333-273098) (the “Registration Statement”) filed by the Company with the SEC on June 30, 2023 and declared effective by the SEC on January 25, 2024, and other customary closing conditions. The Company will pay the Sales Agents a commission of 3.0% of the aggregate gross proceeds from each sale of shares and has agreed to provide the Sales Agents with customary indemnification and contribution rights. The Company has also agreed to reimburse the Sales Agents for certain specified expenses. The Company is not obligated to sell any shares under the ATM Sales Agreement. On June 8, 2026, the aggregate authorized offering price under the ATM Sales Agreement was increased to $30 million. During the six months ended September 30, 2026, the Company sold 1.5 million shares for net proceeds of $3.7 million, after deduction of commissions and fees.

On August 31, 2026, Cineverse Pans LLC (“Pans Borrower”), a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement, dated as of August 28, 2026, with BondIt LLC (“Pans Lender”) (the “Pans Loan Agreement”). The Pans Loan Agreement provides for a term loan with a principal amount not to exceed $3,125,000 (the “Pans Loan”), and a maturity date of October 26, 2027. The Pans Loan includes an interest advance equal to $179,000 for the period from the closing through the seven-month anniversary of the Pans Loan, and bears annual effective interest of 18.01% thereafter. After the principal of and interest on the Pans Loan is paid in full, Pans Lender will be entitled to receive 11.25% of all net receipts obtained by the Company from the sale, distribution and marketing of the film titled Pan’s Labyrinth (the “Film”) under its distribution agreements for the Film until Pans Lender has received up to $6,370,000, inclusive of principal and interest paid under the Pans Loan. The Pans Loan is secured by a first priority interest in Pans Borrower’s rights and interest in the Film and the distribution agreements. The Company provided a guarantee of the Pans Loan (the “Pans Guarantee”) capped at $2,343,750, which is subordinated in payment and performance to the Line of Credit Facility. See Note 6 - Debt, for further information.

The Company will continue to invest in content development and acquisitions from which it believes it will obtain an appropriate return on its investment. As of September 30, 2026 and March 31, 2026, short-term content advances were $9.0 million and $7.5 million, respectively, and content advances, net of current portion, were $10.9 million and $8.2 million, respectively.

Our capital requirements will depend on many factors, and we may need to use existing capital resources and/or undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs. Management's plans with respect

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements of Cineverse Corp. have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026, filed with the SEC on June 26, 2026. These Condensed Consolidated Financial Statements are unaudited and have been prepared by the Company following the rules and regulations of the SEC.

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

As of March 31, 2026, we owned an 85% interest in CON TV, LLC ("CONtv"), a worldwide digital network that creates original content, and sells and distributes on-demand digital content on the internet and other consumer digital distribution platforms, such as gaming consoles, set-top boxes, handsets, and tablets. During the six months ended September 30, 2026, the Company entered into Stock Exchange Agreements with minority holders of CONtv pursuant to which the Company acquired the remaining outstanding ownership interests in CONtv in exchange for shares of the Company’s Class A common stock and cash payments. As a result of these transactions, CONtv became a wholly-owned subsidiary of the Company.

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

Non-monetary Transactions

From time to time, the Company entered into non-monetary transactions for the purchase and sale of content licenses with

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

unrelated third parties. The fair value of the content licenses purchased are recognized within Intangible Assets, Net on our Condensed Consolidated Balance Sheets and amortized over the estimated useful lives of the respective assets. As functional intellectual property, the Company recognizes the corresponding revenue at the time of delivery to the recipient.

Credit Losses

We maintain reserves for expected credit losses on accounts receivable primarily on a specific identification basis. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

We recognize accounts receivable, net of an estimated allowance for product returns and customer chargebacks, at the time that we recognize revenue from a sale. Reserves for product returns and other allowances are variable consideration as part of the transaction price. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required.

A summary of the movements of our allowances for credit losses as of September 30, 2026 (in thousands):

Allowance for credit losses at March 31, 2026	$622
Increase in estimated provision	35
Allowance for credit losses as of June 30, 2026	$657
Decrease in estimated provision	(149)
Allowance for credit losses as of September 30, 2026	$508

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

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s intangible assets included the following (in thousands):

	As of September 30, 2026
	Cost Basis	Accumulated Amortization	Net
Content Library	$29,083	$(23,127)	$5,956
Advertiser Relationships and Channel	12,844	(6,443)	6,401
Customer Relationships	17,990	(9,819)	8,171
Software	12,700	(2,947)	9,753
Capitalized Content	8,522	(4,411)	4,111
Preferred Partner Medallions	4,100	(308)	3,792
Tradenames, Trademarks and Patents	7,100	(3,866)	3,234
Total Intangible Assets	$92,339	$(50,921)	$41,418

	As of March 31, 2026
	Cost Basis	Accumulated Amortization	Net
Content Library	$27,592	$(22,512)	$5,080
Advertiser Relationships and Channel	12,844	(5,839)	7,005
Customer Relationships	17,990	(8,677)	9,313
Software	12,700	(1,837)	10,863
Capitalized Content	7,405	(3,101)	4,304
Preferred Partner Medallions	4,100	(103)	3,997
Tradenames, Trademarks and Patents	7,086	(3,534)	3,552
Total Intangible Assets	$89,717	$(45,603)	$44,114

The Company had amortization expense of $2.6 million and $5.3 million for the three and six months ended September 30, 2026, respectively, and $1.0 million and $2.0 million for the three and six months ended September 30, 2025, respectively.

As of September 30, 2026, amortization expense is expected to be (in thousands):

Total
In-process intangible assets	$895
Remainder of fiscal year 2027	2,692
2028	4,402
2029	2,666
2030	1,507
2031	1,354
Thereafter	27,902
Total	$41,418

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

The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount or to perform the quantitative impairment test. No goodwill impairment charge was recorded during the three and six months ended September 30, 2026 and 2025.

For the six months ended September 30, 2026, the Company's adjustments to goodwill related to the finalization of post-closing working capital estimates.

Deferred Consideration

The Company initially recognizes liabilities related to Deferred Consideration from business combinations at fair value at the time of acquisition in advance of the ultimate settlement of these liabilities. Amounts due within 12 months under the terms of the agreements are classified as current within the Consolidated Balance Sheets.

The deferred consideration associated with the IndiCue, Inc. ("IndiCue") acquisition, included in the fair value measurement table below, is due within one year of the acquisition date. In addition to contractual inputs, the Company estimated the fair value of this deferred consideration using Level 3 inputs, including the expected forward stock price at settlement and an embedded downside protection mechanism. On September 15, 2026, the Company partially settled this liability through the issuance of 1.9 million shares with a fair value of $2.17 per share, resulting in a $1.5 million gain on extinguishment of the liability. As of September 30, 2026 and March 31, 2026, the fair value of this liability was $6.3 million and $12.2 million, respectively, on our Condensed Consolidated Balance Sheets.

The deferred consideration related to the Giant Worldwide acquisition is payable in quarterly cash installments of $0.4 million which commenced in April 2026 on the three-month anniversary of the closing date of the acquisition. As of September 30, 2026 and March 31, 2026, the carrying value of this liability is $0.8 million and $1.6 million, respectively, and is presented on our Condensed Consolidated Balance Sheets.

Earnout Consideration

The Company estimated the fair value of its earnout liabilities using both contractual and Level 3 inputs from the related business combination. The specific financial targets required for payment are defined in the IndiCue purchase agreement. The

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company also utilizes Level 3 inputs, including the most up to date forecast at each reporting date to estimate the outcome against these targets to determine the ultimate estimated payout, discounted by a rate reflecting the Company’s estimate of a market borrowing rate and incremental spread for similar subordinated obligations.

During the fiscal year ended March 31, 2026, the Company acquired IndiCue and as a part of the purchase consideration, may be required to pay up to $18.0 million in earnout payments over the first three fiscal years following the acquisition, contingent upon the achievement of specified revenue and gross margin targets. The earnout payments will be payable in cash or shares of Common Stock under certain conditions. As of September 30, 2026 and March 31, 2026, the fair value of this liability was $7.3 million and $11.3 million, respectively, as presented on our Condensed Consolidated Balance Sheet.

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
•
Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)
•
Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

The table below summarizes the levels of fair value measurements of the Company’s financial assets and liabilities as of September 30, 2026 (in thousands):

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Deferred consideration, current portion	—	—	6,300	6,300
Earnout consideration, both current and non-current portion	—	—	7,300	7,300
	$—	$—	$13,600	$13,600

As of March 31, 2026 (in thousands):

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Deferred consideration	—	—	12,200	12,200
Earnout consideration	—	—	11,250	11,250
	$—	$—	$23,450	$23,450

Content Advances

Content advances represent amounts prepaid to studios or content producers for which we provide content distribution services. We evaluate advances regularly for recoverability and record a provision for amounts that we expect may not be recoverable. Amounts which are expected to be recovered within 12 months are classified as current, which were $9.0 million and $7.5 million as of September 30, 2026 and March 31, 2026, respectively. Amounts estimated to be recoverable in more than 12 months are classified as long-term and presented within content advances, net of current portion, which were $10.9 million and $8.2 million as of September 30, 2026 and March 31, 2026, respectively. For the three and six months ended September 30, 2026, the Company recorded increases of $218 thousand and $483 thousand, respectively, to the provision for content

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

advances. For the three and six months ended September 30, 2025, the Company recorded reductions of $115 thousand and $243 thousand, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of
	September 30, 2026	March 31, 2026
Accrued acquisition related liabilities	$219	$14,912
Accounts payable	12,624	7,324
Amounts due to producers	18,720	9,328
Accrued compensation and benefits	3,528	1,781
Accrued other expenses	1,860	6,006
Total Accounts Payable and Accrued Expenses	$36,951	$39,351

Revenue Recognition

The Company follows the five-step model established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 606, Revenue from contracts with customers ("ASC 606") when preparing its assessment of revenue recognition.

The following tables present the Company’s disaggregated revenue by source (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Advertising technology and services	$11,169	$—	$27,119	$—
Streaming and digital	9,692	9,558	19,440	18,663
Media services	3,110	—	6,590	—
Podcast and other	1,067	946	2,163	1,935
Base distribution	917	1,837	1,238	2,860
Other non-recurring	—	16	—	18
Total Revenue	$25,955	$12,357	$56,550	$23,476

•
Advertising technology revenue is derived from two principal revenue streams: Ad Network revenue and Ad Serving revenue. Ad Network revenue is earned through advertising campaigns. Ad serving revenue represents instances where clients use the Company’s system as a technology platform for managing and delivering their advertising content across designated media channels.

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

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company earns fees for the distribution of content in the home entertainment markets via several distribution channels, including digital, video on demand (“VOD” or "Streaming and Digital”), and physical goods (e.g., DVDs and Blu-ray Discs) (“Base Distribution”). Fees earned are typically a percentage of the net amounts received from our customers.

Depending upon the nature of the agreements with the platform and content providers, the fee rate that we earn varies. Fees from Ad-Network revenue are based on an agreed-to cost per mille (“CPM”) rate, and fees for Media Services are typically specified in purchase orders based on the services requested to be rendered.

The Company’s performance obligations include the shipment of physical goods and delivery of content for transactional, subscription and ad supported/free ad-supported streaming TV (“FAST”) on the digital platforms, delivery of advertising-related impressions, and at the time of completion of media services.

Revenue is generally recognized at the point in time across the Company’s revenue streams. Specifically, revenue is recognized when the content is available for subscription on the digital platform (the Company’s digital content is considered functional IP), at the time of shipment for physical goods, or point-of-sale for transactional and VOD services as the control over the content or the physical title is transferred to the customer. The Company considers the delivery of content through various distribution channels to be a single performance obligation. Ad Network transactions are recognized at the point in time when the billable impression is delivered. Media services revenue is recognized at the point of delivery.

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

Contract Liabilities

We generally record a receivable related to revenue when we have an unconditional right to invoice and receive payment, and we record deferred revenue (contract liability) when cash payments are received or due in advance of our performance. Deferred revenue includes amounts related to advances, the sale of DVDs or theatrical releases with future release dates. The ending deferred revenue balance, all of which was current as of September 30, 2026 and March 31, 2026, totaled to approximately $0.4 million and $0.1 million, respectively.

Participations and Royalties Payable

When we use third-parties to distribute Company-owned content, we record participations payable, which represent amounts owed to the distributor under revenue-sharing arrangements. When we provide content distribution services, we record accounts payable and accrued expenses to studios or content producers for royalties owed under licensing

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

arrangements. We identify and record as a reduction to the liability any expenses that are to be reimbursed to us by such studios or content producers.

Concentrations

For the three and six months ended September 30, 2026, the single largest customer represented 18% and 31% of consolidated revenue, respectively. For the three and six months ended September 30, 2025, single largest customer represented 23% and 27% of consolidated revenue, respectively.

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

The Company accounts for uncertain tax positions in accordance with an amendment to FASB ASC Topic 740-10, Income Taxes (Accounting for Uncertainty in Income Taxes), which clarified the accounting for uncertainty in tax positions. This amendment provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded. The Company recorded unrecognized tax benefits of approximately $59,000 and $54,000 as of September 30, 2026 and 2025, respectively, related to potential state income tax liabilities arising from non-filing positions. The Company recognizes interest and penalties on uncertain tax positions as a component of income tax expense.

Recently Issued Accounting Pronouncements

The Company evaluates all Accounting Standard Updates ("ASUs") issued but not yet effective by FASB for consideration of their applicability. ASUs not included in the Company's disclosures were assessed and determined to be not applicable or not material to the Company's consolidated financial statements or disclosures.

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In July 2025, the FASB issued ASU 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets (Topic 326)" aiming to simplify the estimation of credit losses on accounts receivable and contract assets arising from transactions accounted for under ASC 606, “Revenue from Contracts with Customers,” by providing companies an option to assume that the conditions as of the balance sheet date will remain unchanged for the remaining life of these assets while estimating expected credit losses. The Company adopted ASU 2025-05 effective January 1, 2026 on a prospective basis. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.

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

In evaluating performance, the CODM primarily assesses operating income (loss) and net income (loss), as reported within the Condensed Consolidated Statements of Operations and regularly reviews certain significant expense categories, including royalty expense; license, participation and technology costs; other direct operating costs; compensation and related expenses; professional services; advertising and marketing; amortization; and other general and administrative. These expense categories are considered key factors in managing the business and guiding resource allocation decisions. This approach ensures that the Company’s financial reporting reflects the way management monitors expenses and overall financial performance.

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents financial information with respect to the Company’s single operating segment:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Revenues	$25,955	$12,357	$56,550	$23,476
Less:
License, participation and technology costs	10,632	1,897	24,222	3,703
Compensation and related	4,841	5,536	11,026	11,086
Other direct operating costs	3,091	1,290	6,507	2,104
Royalty expense	2,330	2,027	5,260	4,214
Professional services	1,510	1,486	2,892	2,682
Advertising and marketing	1,224	2,848	2,224	3,312
Other general and administrative	2,564	1,537	5,615	3,279
Change in fair value of acquisition-related deferred consideration	(3,746)	—	(1,746)	—
Change in fair value of acquisition-related earnout consideration	(3,300)	—	(3,950)	—
Depreciation and amortization	2,755	1,146	5,570	2,208
Total operating expenses	21,901	17,767	57,620	32,588
Operating profit (loss)	4,054	(5,410)	(1,070)	(9,112)
Interest (expense) income	(699)	(147)	(1,257)	131
Other income (expense)	6	32	17	(46)
Net income (loss) before income taxes	3,361	(5,525)	(2,310)	(9,027)
Provision for income taxes	(112)	(20)	(131)	(34)
Net income (loss)	$3,249	$(5,545)	$(2,441)	$(9,061)

4. STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2026 and March 31, 2026, the number of shares of Common Stock authorized for issuance was 275 million shares, with 26.6 million and 20.5 million shares outstanding, respectively.

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

During the three and six months ended September 30, 2026, the Company sold 494 thousand and 1.5 million shares of Common Stock, respectively, under the ATM Sales Agreement for net proceeds of $1.2 million and $3.7 million, respectively, after deduction of commissions and fees. During the three and six months ended September 30, 2025, the Company sold 50 thousand shares for $250 thousand in net proceeds, after deduction of commissions and fees.

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-Controlling Interest Buyout

During the six months ended September 30, 2026, the Company entered into Stock Exchange Agreements with holders of CONtv pursuant to which the Company acquired the remaining outstanding 15% ownership interests in CONtv in exchange for 380 thousand shares of the Company’s Class A common stock and cash payments. As a result of these transactions, CONtv became a wholly-owned subsidiary of the Company.

Preferred Stock

Cumulative dividends in arrears on Series A Preferred Stock were $81 thousand and $89 thousand as of September 30, 2026 and 2025, respectively. During the three months ended September 30, 2026 and 2025, the Company paid preferred stock dividends in arrears of $81 thousand and $89 thousand, respectively, and during the six months ended September 30, 2026 and 2025, the Company paid preferred stock dividends in arrears of $170 thousand and $178 thousand, respectively, in the form of shares of Common Stock. The Company has the right to pay preferred stock dividends in cash or stock, at the Company’s discretion.

On April 27, 2026, the Company entered into an exchange agreement with one holder of Series A Preferred Stock, pursuant to which the Company agreed to issue shares of Common Stock in exchange for all 3.118 shares of Series A Preferred Stock held by that holder. Under the agreement, the exchange is being made in five equal tranches, the first of which occurred on May 1, 2026 and the second of which occurred on July 7, 2026. The number of shares of Common Stock issuable in each tranche is calculated by dividing the value of the shares of Series A Preferred Stock being exchanged by the 5-day volume weighted average price of the Common Stock ending on the trading day preceding the exchange. Upon the exchange of each tranche, the shares of Series A Preferred Stock exchanged are retired and restored to the status of authorized but unissued preferred stock.

During the three and six months ended September 30, 2026, the Company issued 107 thousand and 233 thousand shares of Common Stock, respectively, in exchange for 0.6236 and 1.2472 shares of Series A Preferred Stock, respectively, plus accrued but unpaid dividends thereon. As of September 30, 2026, two of the five tranches had been exchanged.

Treasury Stock

We have treasury stock of 830 thousand shares of Common Stock as of September 30, 2026 and March 31, 2026.

Common Stock Warrants

As of September 30, 2026 and March 31, 2026, the number of warrants exercisable for shares of Common Stock was 0.7 million. No warrants were exercised during the three and six months ended September 30, 2026. During the three and six months ended September 30, 2025, 1.9 million warrants were exercised for net proceeds of $5.8 million.

Stock Based Compensation Awards

The Company has issued awards under the 2017 Equity Incentive Plan (the “2017 Plan").

In August 2017, the Company adopted the 2017 Plan. The 2017 Plan applies to employees and directors of, and consultants to, the Company. The 2017 Plan provides for the issuance of up to 3,505 thousand shares of Common Stock as of November 20, 2025, in the form of various awards, including stock options, stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance awards, stock and cash awards.

No SARs were issued during the six months ended September 30, 2026. During the three and six months ended September 30, 2026, 56,667 SARs were forfeited. During the three and six months ended September 30, 2025, 5,000 SARs were forfeited.

During the six months ended September 30, 2026, the Company granted 50 thousand RSUs vesting over three years, with a fair value of $120 thousand, or $2.40 per RSU. 3 thousand RSAs and 34 thousand RSUs were forfeited, and 351 thousand RSAs and 508 thousand RSUs vested. Of the 859 thousand shares that vested, 356 thousand were withheld to cover employee payroll taxes, resulting in 503 thousand net shares issued.

During the six months ended September 30, 2025, the Company granted 522 thousand RSUs vesting over three years, with a fair value of $1.5 million, or $2.87 per RSU. 42 thousand RSAs and 42 thousand RSUs were forfeited, and 374 thousand RSAs and 374 thousand RSUs vested. Of the 748 thousand shares that vested, 326 thousand were withheld to cover employee payroll

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

taxes and retained as treasury stock.

For the three and six months ended September 30, 2026, the Company incurred stock-based compensation expense of $793 thousand and $1,741 thousand, respectively, of which $83 thousand and $165 thousand were related to Board of Directors compensation.

For the three and six months ended September 30, 2025, the Company incurred stock-based compensation expense of $494 thousand and $912 thousand, respectively, of which $83 thousand and $165 thousand were related to Board of Directors compensation.

Share-based compensation expense is reported within Selling, General and Administrative expenses in our Condensed Consolidated Statements of Operations.

5. EARNINGS (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to Common Stock holders, adjusted for by the deemed earnings attributable to participating common warrant holders, by the weighted average number of shares of Common Stock outstanding during the period.

Diluted earnings (loss) per share is computed by dividing the net income (loss) available to Common Stock holders by the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include restricted stock units, convertible notes, stock options and warrants outstanding during the period, and are calculated using the treasury stock method. Potentially dilutive common shares are excluded from the computations of diluted earnings (loss) per share if their effect would be anti-dilutive. A net loss available to Common Stock holders causes all potentially dilutive securities to be anti-dilutive and are not included.

The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except shares and per share data)
Numerator (in thousands):
Net income (loss) attributable to common stockholders and participating common warrant holders - basic	$3,168	$(5,678)	$(2,603)	$(9,327)
Add: interest from convertible notes	265	—	—	—
Net income (loss) attributable to common stockholders - diluted	$3,433	$(5,678)	$(2,603)	$(9,327)

Denominator (in thousands):
Weighted average shares of common stock - basic	24,277	18,447	23,497	17,720
Effect of dilutive common stock equivalents	8,063	—	—	—
Weighted average shares of common stock - diluted	32,340	18,447	23,497	17,720

Earnings (loss) per share:
Basic earnings (loss) per share	$0.13	$(0.31)	$(0.11)	$(0.53)
Effect of dilutive common stock equivalents	(0.02)	—	—	—
Diluted earnings (loss) per share	$0.11	$(0.31)	$(0.11)	$(0.53)

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following common equivalent shares outstanding at period-end have been excluded from the computation of earnings per share, as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Stock appreciation rights	—	761,244	85,000	761,244
Restricted stock units and awards	—	1,995,163	2,213,074	1,995,163
Warrants to purchase common stock	706,667	706,667	706,667	706,667
Convertible notes	—	—	5,850,000	—

6. DEBT

Line of Credit Facility

The Company is party to a Loan, Guaranty, and Security Agreement, as amended on April 8, 2025, with East West Bank (the "Line of Credit Facility") that currently provides for borrowings of up to $12.5 million guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and our subsidiaries’ assets. The facility includes provisions that allow for an increase in total borrowing capacity up to $15.0 million, subject to lender approval. Under the Line of Credit Facility, the Company is subject to certain financial and non-financial covenants which require the Company to maintain certain metrics and ratios, to maintain certain minimum cash on hand and to report financial information to our lender on a periodic basis. The Line of Credit Facility matures on April 8, 2028. Borrowings under the facility bear interest at a variable rate, which was 8.25% and 8.00% as of September 30, 2026 and March 31, 2026, respectively.

As of September 30, 2026 and March 31, 2026, $11.5 million and $9.4 million, respectively, was outstanding on the Line of Credit Facility and there were unamortized issuance costs of $61 thousand and $124 thousand, respectively, included in other long-term assets on our Condensed Consolidated Balance Sheets.

During the three months ended September 30, 2026 and 2025, the Company had interest expense, including cash interest and amortization, of $0.3 million and $0.1 million related to its Line of Credit Facility, respectively.

Convertible Notes

On February 12, 2026, the Company issued and sold convertible notes in the aggregate principal amount of $13,000,000 (each, a “Note”) to certain lenders (individually, an “Investor” and collectively, the “Investors”) pursuant to those certain note purchase agreements, dated February 12, 2026, between the Company and each Investor. The Notes mature on the earlier to occur of (i) the four-year anniversary of issuance and (ii) an event of default (such date, the “Maturity Date”). The proceeds from the convertible notes were primarily used to pay the cash purchase consideration for the IndiCue acquisition. The Notes bear interest at a rate of 9% per annum payable in cash or, as to a portion, in shares of Common Stock in the holder’s discretion. At any time after issuance of the Notes, the Investors may convert their Notes, in whole or in part, into shares of Common Stock, in accordance with the terms of the Notes at a conversion price per share of $2.00 (the “Conversion Price”), subject to customary adjustments upon any stock split, stock dividend, stock combination, recapitalization or similar events.

The Company can require conversion in tranches of up to approximately 15% of the original principal amount of the Notes during each of the six-month periods beginning July 1, 2026 and ending December 31, 2028, with any unconverted tranches available on a cumulative basis in future tranches. The Notes may be prepaid by paying 100% of the outstanding principal amount, interest on the outstanding principal amount through the earlier of the Maturity Date or the date that is 24 months from the date of prepayment, and warrants (the “Warrants”) to purchase the number of shares of Common Stock into which the principal amount then outstanding would be convertible at the Conversion Price, with such warrants having an exercise price equal to such Conversion Price and a term that ends on the Maturity Date. The Notes rank junior to secured debt of the Company, including the Line of Credit Facility. In September 2026, an Investor converted $1.3 million of principal and approximately $22 thousand of unpaid interest into approximately 661 thousand shares of Common Stock.

As of September 30, 2026 and March 31, 2026, the Notes are presented net of unamortized debt issuance costs of $389 thousand and $455 thousand, respectively, on our Condensed Consolidated Balance Sheets.

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Term Loan

On August 31, 2026, Cineverse Pans LLC (“Pans Borrower”), a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement, dated as of August 28, 2026, with BondIt LLC (“Pans Lender”) (the “Pans Loan Agreement”). The Pans Loan Agreement is presented as non-current liability within the Company’s Condensed Consolidated Balance Sheets and has a balance of $3.0 million as of September 30, 2026, net of debt issuance costs and discount, has a maturity date of October 26, 2027, and bears annual effective interest of 18.01%.

After the principal of and interest on the Pans Loan is paid in full, subject to a cap of 1.75 times the principal and interest paid on the loan, Pans Lender will be entitled to receive from Pans Borrower a royalty of 11.25% of all net receipts obtained by the Company from the sale, distribution and marketing of the film titled Pan’s Labyrinth (the “Film”) under its distribution agreements for the Film until Pans Lender has received potentially up to $6,370,000, inclusive of the principal and interest paid under the Pans Loan.

The Company did not elect the fair value option permitted under ASC 825 to account for the Pan's Loan Agreement and will account for the related Debt in accordance with ASC 470 using the amortized cost method. The royalty expense will be recognized in the period in which the underlying contractual obligations are incurred and become payable based on the performance of the specified content assets. As of September 30, 2026, the Company has not recognized a liability or expense associated with future royalty payments as no amounts have been earned, nor are currently probable and reasonably estimable.

The proceeds under the Pans Loan Agreement were used for reimbursements to the Company for advances paid to the licensor under the Company’s distribution arrangements for the re-release of the Film, the 3D conversion of the Film, the 4K enhancement of the Film, and payment of a portion of the Line of Credit Facility. The Pans Loan Agreement contains customary covenants, representations and warranties and events of default.

The Pans Loan is secured by a first priority interest in all of Pans Borrower’s rights and interest in the Film and the distribution agreements, including the proceeds to Pans Borrower from the distribution of the Film. The Company entered into a Guaranty Agreement pursuant to which it provided a guarantee of the Pans Loan (the “Pans Guarantee”) which is capped at obligations not exceeding $2,343,750. The Pans Guarantee applies to principal and interest, but excludes royalties. The Pans Guarantee is subordinated in payment and performance to the Line of Credit Facility pursuant to an intercreditor agreement among the Company, Pans Lender, Pans Borrower and East West Bank.

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company has three operating leases related to its Cineverse India operations with expiration dates in July 2027. In addition, the Company maintains office locations in New York, NY and Burbank, CA with lease terms ending in May, 2029 and June, 2029, respectively.

During the three and six months ended September 30, 2026, expenses related to these leases were $217 thousand and $425 thousand, respectively. During the three and six months ended September 30, 2025, expenses related to these leases were $74 thousand and $123 thousand, respectively.

In September 2026, the Company entered into a lease agreement for office space in Warsaw, Poland, which is expected to commence on December 1, 2026. The lease term ends on November 30, 2033. The Company paid a security deposit of $90 thousand upon execution. Monthly base rent is EUR €14.4 thousand. Lease payments are contractually denominated in euros and are payable in Polish zloty based on the exchange rate in effect at the time of invoicing. The lease liability and right-of-use asset will be measured and reported in U.S. dollars.

As of September 30, 2026, the lease had not commenced; therefore, no lease liability or right-of-use asset had been recognized.

Cineverse Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the lease-related assets and liabilities recorded on our Condensed Consolidated Balance Sheets (in thousands):

	Classification on the Balance Sheet	September 30, 2026	March 31, 2026
Assets
Noncurrent	Other long-term assets	$1,933	$378
Liabilities
Current	Operating leases liabilities	908	298
Noncurrent	Operating leases liabilities, net of current	1,113	105
		$2,021	$403

The table below presents the annual gross undiscounted cash flows related to the Company's operating lease commitments (in thousands):

Fiscal year ending March 31,	Operating Lease Commitments
2027 (remainder of the fiscal year)	$553
2028	767
2029	681
2030	153
Total lease payments	$2,154
Less imputed interest	(133)
Total	$2,021

8. INCOME TAXES

We calculate income tax expense based upon an annual effective tax rate forecast, which includes estimates and assumptions.

We recognized income tax expense of $112 thousand and $131 thousand for the three and six months ended September 30, 2026, respectively. We recognized income tax expense of $20 thousand and $34 thousand for the three and six months ended September 30, 2025, respectively. Our income tax expense is attributable to taxable income earned in India relating to transfer pricing as well as state income taxes in the U.S.

We have not recorded tax benefits on our U.S. deferred tax assets because we continue to provide a valuation allowance for all our U.S. net deferred tax assets as of September 30, 2026 as it is more likely than not that the assets will not be recovered based on an insufficient history of earnings.

Our effective tax rate for the three and six months ended September 30, 2026 was 3.3% and (5.7)%, respectively. Our effective tax rate for the three and six months ended September 30, 2025 was (0.5)% and (0.5)%, respectively.

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

This report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “estimates,” and similar words. Forward-looking statements represent, as of the date of this report, our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

Business Overview

Cineverse Corp. (“Cineverse”, “us”, “our”, "we", and “Company” refers to Cineverse Corp. and its subsidiaries unless the context otherwise requires) is a premier technology and entertainment company which was incorporated in Delaware on March 31, 2000.

Cineverse's core entertainment business operates (i) a portfolio of owned and operated streaming channels with enthusiast fan bases; (ii) a large-scale global aggregator and full-service distributor of feature films and television programs; and (iii) a proprietary technology software-as-a-service platform for over-the-top (“OTT”) app development and content distribution through subscription video on demand ("SVOD"), dedicated ad-supported ("AVOD"), ad-supported streaming linear ("FAST") channels, social video streaming services, and audio podcasts.

Our streaming channels reach audiences in several distinct ways: direct-to-consumer, through major application platforms, and through third-party distributors of content on platforms. We distribute products for major brands such as Hallmark, ITV, Nelvana, ZDF, Konami, NFL and Highlander, as well as international and domestic content creators, movie producers, television producers and other short-form digital content producers. We collaborate with producers, major brands and other content owners to market, source, curate and distribute quality content to targeted audiences through (i) existing and emerging digital home entertainment platforms, including but not limited to Apple iTunes, Amazon Prime, Netflix, Hulu, Xbox, Pluto, and Tubi, as well as (ii) physical goods, including DVD and Blu-ray Discs.

Cineverse's technology business provides advertising technology and media services. Bolstered by the acquisition of IndiCue Inc. in the fourth fiscal quarter of 2026, the Company’s Connected TV (“CTV”) monetization platform provides proprietary location-based digital advertising technology solutions that offer advertisers a targetable, measurable, and accountable way to utilize CTV media and data solutions at scale. The Company also provides solutions for media owners, including an advertising platform for Digital Out-of-Home ("DOOH") networks that enables users to manage advertising inventory, optimize sales, and monetize unsold inventory.

The Company’s streaming technology platform, known as Matchpoint™, is a software-based streaming operating platform which provides clients with AVOD, SVOD, transactional video on demand ("TVOD") and linear capabilities, automates the distribution of content, and features a robust data analytics platform. Through the integration of Giant Worldwide, Matchpoint™ has expanded its automated media services ecosystem supported by longstanding studio relationships and performance marketing expertise. Our media distribution services offerings include media mastering, quality control services, localization, content delivery and fulfillment.

Our Class A common stock, par value $0.001 per share (the "Common Stock"), is listed on The Nasdaq Stock Market (“Nasdaq”) under the symbol “CNVS.”

Financial Condition and Liquidity

As of September 30, 2026, the Company has an accumulated deficit of $512.7 million and negative working capital of $9.7 million. For the three months ended September 30, 2026, we had net income attributable to Common Stock holders of $3.2 million, and for the six months ended September 30, 2026, we had a net loss attributable to Common Stock holders of $2.6 million.

Net cash used in operating activities for the six months ended September 30, 2026 was $3.9 million, which included $5.8 million of incremental investment in our content portfolio via advances or minimum guarantee payouts. We may continue to generate net losses for the foreseeable future.

The Company is party to a Loan, Guaranty, and Security Agreement, as amended on April 8, 2025, with East West Bank (the "Line of Credit Facility") that currently provides for borrowings of up to $12.5 million guaranteed by substantially all of our material subsidiaries and secured by substantially all of our and our subsidiaries’ assets. The facility includes provisions that allow for an increase in total borrowing capacity up to $15.0 million, subject to lender approval. As of September 30, 2026, $11.5 million was outstanding on the Line of Credit Facility.

The Company will continue to invest in content development and acquisitions from which it believes it will obtain an appropriate return on its investment. As of September 30, 2026 and March 31, 2026, short-term content advances were $9.0 million and $7.5 million, respectively, and long-term content advances, net of current portion, were $10.9 million and $8.2 million, respectively.

Our capital requirements will depend on many factors, and we may need to use existing capital resources and/or undertake equity or debt offerings, if necessary and opportunistically available, for further capital needs. We believe our cash, availability under our Line of Credit Facility and ability to use our ATM as of September 30, 2026, will be sufficient to support our operations for at least twelve months from the filing of this report.

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

Results of Operations for the three months ended September 30, 2026 and 2025 (unaudited) (in thousands):

Revenue

	Three Months Ended September 30,				As a % of Revenue
	2026	2025	$ Change	% Change	2026	2025
Advertising technology and services	$11,169	$—	$11,169	—%	43%	—%
Streaming and digital	9,692	9,558	134	1%	37%	77%
Media services	3,110	—	3,110	—%	12%	—%
Podcast and other	1,067	946	121	13%	4%	8%
Base distribution	917	1,837	(920)	(50)%	4%	15%
Other non-recurring	—	16	(16)	(100)%	—%	0%
Total Revenue	$25,955	$12,357	$13,598	110%	100%	100%

For the three months ended September 30, 2026, revenue increased by $13.6 million to $26.0 million compared to the prior year quarter, primarily due to $14.3 million of revenue from the IndiCue and Giant businesses acquired in the fourth quarter of fiscal 2026, partially offset by a $0.9 million decrease in base distribution revenue.

Base distribution revenue decreased primarily due to $1.2 million of lower theatrical revenue, as the prior year quarter included the theatrical release of Toxic Avenger, partially offset by $0.3 million of sponsorship revenue related to Air Bud Returns.

Podcast and other revenue increased by $0.1 million, primarily due to revenue from new podcasts.

Direct Operating Expenses

	Three Months Ended September 30,				As a % of Revenue
	2026	2025	$ Change	% Change	2026	2025
Direct operating expenses	$16,053	$5,214	$10,839	208%	62%	42%

Direct operating expenses increased by $10.8 million for the three months ended September 30, 2026 compared to the prior year quarter, primarily due to the IndiCue and Giant acquisitions, mainly increased revenue share costs within our Advertising Technology revenue stream and increased personnel costs from Media Services, neither of which was present in the prior year quarter, which preceded the acquisitions in the fourth quarter of fiscal year 2026. The Company also incurred higher royalty expenses on certain higher performing titles such as Demon Slayer and a higher estimated provision for content advances, partially offset by lower theatrical distribution costs, as the prior year quarter included Toxic Avenger.

Selling, General and Administrative Expenses

	Three Months Ended September 30,				As a % of Revenue
	2026	2025	$ Change	% Change	2026	2025
Compensation expense	$5,331	$5,253	$78	1%	21%	43%
Corporate expenses	1,624	1,486	138	9%	6%	12%
Share-based compensation	793	494	299	61%	3%	4%
Marketing expenses	1,224	2,849	(1,625)	(57)%	5%	23%
Other operating expenses	1,167	1,325	(158)	(12)%	4%	11%
Selling, General and Administrative	$10,139	$11,407	$(1,268)	(11)%	39%	92%

For the three months ended September 30, 2026, selling, general and administrative expenses decreased by $1.3 million compared to the prior year quarter, primarily due to decreases in marketing expenses of $1.6 million and compensation expense of $0.1 million, partially offset by increases in share-based compensation of $0.3 million, other operating expenses of $0.2 million and corporate expenses of $0.1 million.

Compensation expense was relatively flat, due to the reversal of previously accrued incentive compensation ($0.6 million), partially offset by increased severance costs ($0.5 million) as part of integration and cost rationalization efforts.

Corporate expenses increased primarily due to acquisition-related professional services ($0.6 million), partially offset by lower consulting fees and audit fees ($0.5 million).

Share-based compensation increased primarily due to incremental awards granted following the second quarter of fiscal year 2026.

Marketing expenses decreased primarily due to earlier theatrical marketing for the fiscal year 2026 film slate which had an earlier average release date in the fiscal year.

Other operating expenses increased due to higher rent expense associated with new leased facilities ($0.2 million), partially offset by lower bad debt expense following collections on a previously reserved IndiCue receivable ($0.2 million).

Depreciation and Amortization Expense

	Three Months Ended September 30,				As a % of Revenue
	2026	2025	$ Change	% Change	2026	2025
Amortization of intangible assets	$2,580	$1,040	$1,540	148%	10%	8%
Depreciation of property and equipment	175	106	69	65%	1%	1%
Total Depreciation and Amortization	$2,755	$1,146	$1,609	140%	11%	9%

Amortization expense increased by $1.5 million during the three months ended September 30, 2026 compared to the prior year quarter primarily due to the intangible assets acquired as part of our acquisitions made in the fourth quarter of fiscal 2026.

Changes in Fair Value of Assets and Liabilities

For the three months ended September 30, 2026, the Company recognized a decline of $7.0 million from changes in the fair value of acquisition-related consideration, consisting of $3.7 million decline for deferred consideration including a $1.5 million gain on the partial settlement and $3.3 million decline for earnout consideration. There were no such amounts in the prior year period.

Interest Expense, Net

For the three months ended September 30, 2026, interest expense increased by $0.6 million to $0.7 million compared to the prior year quarter. The increase was primarily the result of interest on the Notes issued in February 2026 and a higher average balance on the Line of Credit Facility.

Results of Operations for the six months ended September 30, 2026 and 2025 (unaudited) (in thousands):

Revenues

	Six Months Ended September 30,				As a % of Revenue
	2026	2025	$ Change	% Change	2026	2025
Advertising technology and services	$27,119	$—	$27,119	—%	48%	—%
Streaming and digital	19,440	18,663	777	4%	34%	79%
Media services	6,590	—	6,590	—%	12%	—%
Podcast and other	2,163	1,935	228	12%	4%	8%
Base distribution	1,238	2,860	(1,622)	(57)%	2%	12%
Other non-recurring	—	18	(18)	(100)%	—%	0%
Total Revenue	$56,550	$23,476	$33,074	141%	100%	100%

For the six months ended September 30, 2026, revenue increased by $33.1 million to $56.6 million compared to the same period in 2025, primarily due to $33.7 million of revenue from the Advertising Technology and Services and Media Services revenue streams acquired in the fourth quarter of fiscal 2026, partially offset by a $1.6 million decrease in Base distribution revenue. The decrease in Base distribution revenue was primarily due to $1.2 million of theatrical revenue from Toxic Avenger in the prior year period. The increase in Streaming and digital revenue was primarily due to higher revenue from higher performing titles such as Demon Slayer. Podcast and other revenue increased by $0.2 million, primarily due to revenue from new podcasts.

Direct Operating Expenses

	Six Months Ended September 30,				As a % of Revenue
	2026	2025	$ Change	% Change	2026	2025
Direct operating expenses	$35,989	$10,021	$25,968	259%	64%	43%

Direct operating expenses increased by $26.0 million for the six months ended September 30, 2026 compared to the same period in 2025, primarily due to the revenue share costs of $19.8 million related to the Advertising Technology revenue stream and incremental personnel costs of $3.2 million to service the Media Services revenue stream.

Selling, General and Administrative Expenses

	Six Months Ended September 30,				As a % of Revenue
	2026	2025	$ Change	% Change	2026	2025
Compensation expense	$11,598	$10,690	$908	8%	21%	46%
Corporate expenses	3,087	2,682	405	15%	5%	11%
Share-based compensation	1,741	912	829	91%	3%	4%
Marketing expenses	2,224	3,312	(1,088)	(33)%	4%	14%
Other operating expenses	3,107	2,763	344	12%	5%	12%
Selling, General and Administrative	$21,757	$20,359	$1,398	7%	38%	87%

For the six months ended September 30, 2026, selling, general and administrative expenses increased by $1.4 million compared to the same period in 2025, primarily due to increases in share-based compensation of $0.8 million, other operating expenses of $0.3 million, compensation expense of $0.9 million and corporate expenses of $0.4 million, partially offset by a $1.1 million decrease in marketing expenses.

The increase in compensation expense was primarily due to severance costs related to integration and cost rationalization efforts ($0.8 million) and additional employees from the acquisitions made in the fourth quarter of fiscal 2026 ($0.5 million).

The increase in corporate expenses was primarily due to acquisition-related professional services ($0.7 million), partially offset by lower audit fees ($0.3 million).

The increase in share-based compensation was primarily due to incremental awards granted at a higher fair value subsequent to the second quarter in fiscal year 2026.

Marketing expenses decreased primarily due to earlier theatrical marketing for the fiscal year 2026 film slate which had an earlier average release date in the fiscal year.

The increase in other operating expenses was primarily due higher rent for new leased facilities ($0.3 million).

Depreciation and Amortization Expense

	Six Months Ended September 30,				As a % of Revenue
	2026	2025	$ Change	% Change	2026	2025
Amortization of intangible assets	$5,229	$1,997	$3,232	162%	9%	9%
Depreciation of property and equipment	341	211	130	62%	1%	1%
Total Depreciation and Amortization	$5,570	$2,208	$3,362	152%	10%	10%

Amortization expense increased by $3.2 million during the six months ended September 30, 2026 compared to the same period in 2025, primarily due to the intangible assets acquired as part of our acquisitions made in the fourth quarter of fiscal 2026 ($2.4 million) and higher content capitalization costs ($0.9 million).

Changes in Fair Value of Assets and Liabilities

For the six months ended September 30, 2026, the Company recognized a decline of $5.7 million from changes in the fair value of acquisition-related consideration, consisting of $1.7 million decline for deferred consideration including a $1.5 million gain on the partial settlement and $4.0 million decline for earnout consideration. There were no such amounts in the prior year period.

Interest Expense, Net

For the six months ended September 30, 2026, interest expense, net increased by $1.4 million to $1.3 million compared to the prior year period, which included a $0.4 million discount on accrued interest provided by the lender on our Terrifier 3 term loan in return for the final payment on that loan. The increase was primarily the result of interest on the Notes issued in February 2026 and a higher average balance on the Line of Credit Facility.

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

We present Adjusted EBITDA because we believe that Adjusted EBITDA is a useful supplement to net income (loss) from operations as an indicator of operating performance. We also believe that Adjusted EBITDA is a financial measure that is useful both to management and investors when evaluating our performance and comparing our performance with that of our competitors. We also use Adjusted EBITDA for planning purposes and to evaluate our financial performance because Adjusted EBITDA excludes certain incremental expenses or non-cash items, such as stock-based compensation charges, that we believe are not indicative of our ongoing operating performance.

We believe that Adjusted EBITDA is a performance measure and not a liquidity measure, and therefore a reconciliation between net income (loss) from operations and Adjusted EBITDA has been provided in the financial results. Adjusted EBITDA should not be considered as an alternative to net income (loss) from operations as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. In addition, Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. We do not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should be read only in conjunction with our Condensed Consolidated Financial Statements prepared in accordance with GAAP.

Following is the reconciliation of our consolidated net (loss) income to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$3,249	$(5,545)	$(2,441)	$(9,061)
Add Back:
Income tax expense	112	20	131	34
Depreciation and amortization (1)	2,799	1,275	5,658	2,422
Interest expense (income)	699	147	1,257	(131)
Change in fair value of acquisition-related deferred consideration	(3,746)	—	(1,746)	—
Change in fair value of acquisition-related earnout consideration	(3,300)	—	(3,950)	—
Stock-based compensation	793	494	1,741	912
Other (income) expense, net	(6)	(32)	(17)	46
Net loss attributable to noncontrolling interest	—	(44)	—	(88)
Acquisition-related costs	648	—	726	—
Employee severance costs	479	—	864	47
Adjusted EBITDA	$1,727	$(3,685)	$2,223	$(5,819)

(1) Includes $44 thousand and $88 thousand of amortization included in direct operating expenses on our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2026, respectively, and $129 thousand and $214 thousand for the three and six months ended September 30, 2025, respectively.

Cash Flow

Changes in our cash flows were as follows (in thousands):

	Six Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(3,857)	(21,695)
Net cash used in investing activities	(3,736)	(857)
Net cash provided by financing activities	7,782	10,964
Net Change in cash	$189	$(11,588)

The Company experienced improved operating cash flows during the period, primarily reflecting the impact of acquisitions completed in the fourth quarter of fiscal year 2026 and the resulting increase in scale and recurring cash-generating activities. Investing cash outflows were principally related to content investments and the continued settlement of acquisition-related obligations. Financing cash inflows were driven principally by borrowings used to fund strategic growth initiatives, including acquisition-related payments and upcoming theatrical release commitments.

Off-balance sheet arrangements

We are not a party to any off-balance sheet arrangements other than as discussed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, Basis of Presentation and Consolidation on the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in the Exchange Act), as of September 30, 2026. Based on such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index beginning on the following page herein.

EXHIBIT INDEX

Exhibit Number	Description of Document
4.1	Guaranty Agreement dated as of August 28, 2026 by Cineverse Corp. to BondIt, LLC.
10.1	Loan and Security Agreement dated as of August 28, 2026 by and among Cineverse Pans LLC, BondIt LLC and the Guarantors named therein. **
31.1	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINEVERSE CORP.

Date: November 13, 2026	By:	/s/ Christopher J. McGurk
Christopher J. McGurk Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Sean McCabe
Sean McCabe Chief Financial Officer (Principal Financial Officer)